Form 10QSB
period 2004-12-31
EXPRESS SYSTEMS CORP
filed 2005-04-08
CIK 1074447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ________________

Commission file number: 333-107002

Express Systems Corporation
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

91-1918324
(I.R.S. Employer Identification No.)

114 W. Magnolia Street, Suite 446, Bellingham WA 98225
(Address of principal executive offices)

800-661-7830
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Express Systems was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [ ]

The Issuer had 2,560,200 shares of common stock issued and outstanding as of December 31, 2004.

Express Systems Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2004	March 31, 2004
(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 1 085	$ 9 210
Trade accounts receivable	10 147	47 220
Receivable from related party	13 352	-
Total current assets	24 557	56 430

EQUIPMENT AND SOFTWARE, net of accumulated depreciation of $3,286 and $2,116, respectively	1 351	3 921

TOTAL ASSETS	$25 908	$ 60 351

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 44 073	$ 27 777
Due to related parties (Note 4)	1 393	10 811
Total current liabilities	45 466	38 588

SHAREHOLDERS’ EQUITY (Note 3):
Common stock, $.001 par value, 25,000,000 shares authorized, 2,560,200 shares issued and outstanding	2,560	2 560
Additional paid-in capital	272,790	272 790
Deficit accumulated during the development stage	(294 908)	(253 587)
Total shareholders’ equity	(19 558)	21 763

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 25 908	$ 60 351

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Year Ended March 31, 2004	Period From Inception (July 9, 1998) To December 31, 2004
	(Unaudited)	(Unaudited)		(Unaudited)

REVENUE	$ 50 678	$ 106 098	$ 72 530	$ 285 206

EXPENSES:
Advertising	5 415	23 235	11 033	40 855
Consulting (Note 4)	46 485	57 820	63 799	236 119
Professional fees	33 353	34 824	9 381	101,625
Management fee	-	6 000	-	18 100
Travel	-	6 350	10 410	14 456
General and Administrative	4 176	22 616	56 340	108 981
Bad Debts	-	-	29 375	29 365
Depreciation and amortization	1 170	1 170	558	3 286

Total operating expenses	90 599	152 015	180 896	565 314

Loss from operations	(39 921)	(45 917)	(108 366)	(280 108)

OTHER INCOME (EXPENSE):
Interest income	-	-	100	100
Loss on disposal of assets	(1 400)	-	(13 500)	(14 900)
Total other income (expense)	(1 400)	-	(13 400)	(14 800)

NET LOSS	$(41 321)	$ (45 917)	$ (121 766)	$ (294 908)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Net loss per common share	$ (0.02)	$ (0.02)	$ (0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING	2 560 200	2 520 938	2 270 965

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Year Ended March 31, 2003	Period From Inception (July 9, 1998) to December 31, 2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (41 321)	$ (45 917)	$ (121 766)	$ (294 908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1 170	1 170	558	3 286
Loss on disposal of assets	1 140	-	13 500	14 900
Bad debt expense	-	-	4 375	29 375
Increase (decrease) in accounts receivable	37 073	(28 030)	(7 715)	(10 147)
(Increase) decrease in receivable from related parties	(13 352)	(4 490)	12 000	(13 352)
Increase in due to related party	(9 418)	4 400	210	1 393
Increase in accounts payable and accrued expenses	16 296	26 054	2 830	14 698

Net cash used in operating activities	(8 152)	(46 813)	(96 008)	(254 755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets	-	-	-	(3,500)
Purchases of property and equipment	-	-	(6 037)	(16,037)

Net cash used in investing activities	-	-	(6 037)	(19,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	45,000	107 600	275,350

NET INCREASE (DECREASE) IN CASH	(8 152)	(1 813)	5 555	1 058

CASH , beginning of period	9,210	5,692	137	-

CASH , end of period	$ 1 058	3 879	$ 5 692	$ 1 058

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Write off of software and cancellation of associated note payable	$ -	$ -	$ 50 000	$ 50 000

 The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

Express Systems Corporation (“Express”) was incorporated on July 9, 1998 in the state of Nevada and is currently in the development stage. The Company, through its subsidiary, is in the business of advertising on the internet and selling opt-in lead generation lists.

The consolidated financial statements include the accounts of Express since the date of inception and its wholly-owned subsidiary, Masterlist International, Inc. (“Masterlist”) since the date of purchase (see Note 2) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has incurred losses since inception that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations. Management's plan in this regard is to raise additional funding through a public offering (see Note 6). The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

The interim financial information as of and for the nine months ended December 31, 2004 is unaudited. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company uses the allowance method for accounting for bad debts. At December 31, 2004 management believes all receivables are collectible by the Company.

 The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment and Software

The Company provides for depreciation and amortization of these assets using the straight-line method based on estimated useful lives of, generally, three to five years.

Revenue Recognition

Revenue is generated primarily through the sale of leads to customers generated on the internet and is recognized for each qualified lead submitted to its customer, provided that collection is probable. When the qualified lead is submitted to its customer the Company has provided all of the services under the terms of the arrangement. Since inception, the Company has received substantially all of its revenue from one customer. Loss of this customer could have a material adverse effect on the financial condition of the Company.

Advertising

The Company expenses advertising costs as incurred.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates.

Fair Value of Financial Instruments

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables, which are carried at contracted amounts that approximate fair value. Similarly, the Company’s liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

Net Loss Per Share of Common Stock

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding.

Recent Accounting Pronouncements

On March 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” and elements of APB 30, “Reporting the Results of Operations—Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

provisions relating to impairment testing and valuation. The adoption did not affect the Company’s financial position or results of operations.

 On April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not impact the Company’s financial position, results of operations or cash flows.

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective as of January 1, 2003. Under SFAS 146, companies will record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 could result in the Company recognizing the cost of future restructuring activities, if any, over a period of time rather than in one reporting period.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending March 31, 2003 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact the Company’s financial position, results of operations or cash flows.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” (“SFAS 148”) was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact the Company’s financial position, results of operations or cash flows.

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The Company is currently evaluating the effects of adoption of EITF 00-21 on its service arrangements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact the Company’s financial position, results of operations or cash flows.

In May 2003, SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company’s financial position or results of operations.

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - BUSINESS ACQUISITION

In October 2002, prior to Mr. Bauer becoming a director of the Express, Express loaned Blackstone Holding Corp. (“Blackstone”), an inactive Nevada company that Mr. Bauer was president and director of, $25,000. Blackstone was also the sole shareholder of Masterlist. In November 2002, Blackstone transferred all of the outstanding common stock of Masterlist to Express in consideration for the forgiveness of the loan. The acquisition was accounted for under the purchase method of accounting. Masterlist was incorporated in November 2002, and had no assets, liabilities or operations at the time of the acquisition.

NOTE 3- SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 25,000,000 shares of $.001 par value voting common stock.

In July 1998, the Company issued 1,000,000 shares to its founders for $1,000.

The Company has sold common shares under private offering memorandums. In November 1998, the Company sold 1,000,000 shares of common stock for $.01 per share, and received proceeds of $10,000. Also in November 1998, the Company sold 35,000 shares of common stock for $.05 per share, and received proceeds of $1,750. In January 2001, the Company sold 200,000 shares of common stock for $.50 per share, and received proceeds of $100,000. In November 2002, the Company sold 215,200 shares of common stock for $.50 per share, and received proceeds of $107,600. In May 2003, the Company sold 90,000 shares of common stock at $.50 per share, and received proceeds of $45,000.

NOTE 4- RELATED PARTY TRANSACTIONS

An officer and shareholder of the Company has advanced money to the Company for operating expenses. The amount owed by the Company at December 31, 2004 and March 31, 2004 was $10,811 and $10,811, respectively. The amounts are non-interest bearing and have no due dates.

During the nine months ended December 31, 2004, and 2003 and the year ended March 31, 2004, the Company paid consulting and management fees to shareholders and entities related to shareholders of the Company of $42,800, $50,219 and $88,927, respectively. The Company reimbursed related parties for expenses paid on its behalf during the nine months ended December 31, 2004 and the year ended March 31, 2004 in the amount of $14,800 and $18,681.

 The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Concluded)

NOTE 5- INCOME TAXES

At March 31, 2004, the Company had an unused net operating loss carryforward of approximately $290,000 for income tax purposes, which expires through 2024. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. This net operating loss carryforward may result in future income tax benefits of approximately $98,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2003 and 2002 are as follows:

	2004	2003

Deferred tax liabilities	$ -	$ -

Deferred tax assets:
Net operating loss carryforwards	$98 000	71 000
Valuation allowance for deferred tax assets	(98 000)	(71 000)
	$ -	$ -

The valuation allowance for deferred tax assets was increased by $27,000 and $41,000 during 2004 and 2003.

NOTE 6- PROPOSED PUBLIC OFFERING

The Company intends to make a public offering of securities on Form SB-2. The Company intends to sell a maximum of 400,000 shares of common stock at an offering price of $.50 per share, for gross proceeds of $200,000.

The accompanying notes are an integral part of these statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-QSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

The following discussion and analysis should be read in conjunction with the information set forth under the caption "Selected Financial Data" and the financial statements and notes thereto included elsewhere in this prospectus.  Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

OVERVIEW

Our main goal is to generate revenue by generating lists of opt-in leads to be sold both on a wholesale and retail basis to buyers of the leads. An opt-in lead consists, as a minimum, an e-mail address of an individual that requests more information on a product we are advertising for our customers. To be an opt-in name, the individual had to have responded to an advertisement posted on a web site on the world wide web that they found. None of our leads would come from unsolicited commercial e-mail also known as "spam".

Spam has become a very serious issue industry-wide in generating leads on the Internet. There may also be legislation introduced that severally penalizes companies involved in Spam. We do not generate any of our leads through the sending of unsolicited commercial e-mail. All of our leads are generated from single or double opt-in requests.

We believe that the Internet is, in effect, a borderless environment for the most part. Obviously, each user must respect the local laws of where they advertise their products. But we feel that we can locate our operations in the most favorable business locations for our operations without compromising the effectiveness of our advertising. For example, though our main business is located in the United States, our biggest customer is a Swiss company. Furthermore, to maintain the least expensive operating costs offset against our technical needs, our servers are maintained in Canada. To try and maintain and control costs, we subcontract out some of our technical work. To do this subcontract work, we post our jobs that need to be completed on various Internet sites where contractors bid for the work. We have had some of our technical work completed for us in India, Untied States, Canada and the Philippines.

Our main area we are concentrating on now are double opt-in leads of people wanting financial information and stock market newsletters. We also plan to manage our customers’ databases and distribute their newsletters on a third party basis. We currently have one customer using this service we provide. We do not have any editorial input into the newsletters that we distribute or that we will distribute in the future. Our third area we have recently entered to generate revenue is the filing of SEC documents on Edgar for third parties. We have generated approximately $285,206 in total revenue since starting our current business through to December 31, 2004.

There are many other types of markets for us to collect leads for. For example, we believe there is a large market for leads to be sold for debt consolidation, mortgages, health care, insurance and credit cards. We have not done any marketing into these areas but as capital becomes available we intend to pursue these areas of interest to generate additional lead business and potential additional revenue.

We feel that with the universal access to the internet, there is a market for us to sell leads for various services over the internet. We feel that individuals are becoming more sophisticated in their decision making process augmented by research done on the web. This active research done by individuals creates a demand for companies to fill the need of the research. Our job will be to put these two factions together by first collecting the names of people seeking a service and selling those names to the people that provide the service. We also feel that with the EDGAR system becoming more sophisticated and filings more numerous and time sensitive, there is a niche for us to fill to file documents for third parties particularly for those located in Europe and Canada. We believe that there is growth in this area though we have not done any formal marketing study. Our beliefs come from our experience in the public market arena and the promulgation of additional filing requirements by the SEC in accordance with Sarbanes-Oxley Act and its rule making authority. We expect the upward trend of number and expediency of filings to continue.

Our Company earns revenue in several ways. Our largest generator of revenue is from the selling of leads. We advertise key words on search engines such as Google. When a person clicks on our advertising we are charged a fee by the search engine. The fee we pay is usually between $.10 and $.40 per click. This type of advertising is quite commonly called "pay per click" advertising. When a person clicks on our advertising site it takes them to a form where they can sign up for a news letter we are advertising. When a person signs up for that newsletter that generates a lead for which we sell to our customer. Generally, these leads are sold for $5.00 each. Our gross profit is generated by the difference at which we sell our leads ($5.00) to the cost of generating that lead. On average it takes about 10 clicks on our advertising site to generate one saleable lead. Therefore our gross profit margin is between $1.00 and $4.00, depending on how much we are charged by the search engine per click.

In the development of our Company so far, we have not had sufficient capital to undertake studies for the effectiveness of our business strategy and model. The key performance indicators have been based mostly on the income statement of the subsidiary. That is, we have generated sufficient sales with reasonable gross margins for the subsidiary, on its own, to have positive cash flow. As a stand alone business the subsidiary has been profitable but due to the costs of this registration statement and administrative costs in the parent corporation, we have lost money overall. Another performance indicator has been revenue generated for our customers through the sale of news letters. Management is currently working with our customers to improve the advertising and key word positioning to try and maximize customers' success for attracting subscribers. We cannot control the content of the news letter, which, in the end, is the ultimate success of our customers. The generation of leads for them is only the means to the end. Our customers need to provide a quality, sellable product. If not, they will not stay in business and we will lose a customer. As our business model develops, the sustainability of the customer news letters will be one of our performance indicators. We will need to track the correlation between success of the news letter and the amount of advertising they generate. Our Management should then be able to ascertain which will be sustainable long term customers and try to solicit more of the same type of businesses to ensure continued growth.

We are currently only selling leads for the generation of financial news letters. We currently have one major customer, Daimler Capital Partners, Ltd., for this sector of our business, which has generated about 76% of our revenue for the twelve month period ended March 31, 2004 and 44% of our revenue for the nine month period ended December 31, 2004. Their financial newsletter is a daily commentary on current economic trends, a technical analysis of the market and buy and sell recommendations for both a long term and short term trading strategy. This client has advised us that they are not required under either U.S. or Swiss Securities laws to register as an investment advisor since they are only republishing information from other publicly available sources. We accept only cash payments from all of our customers. We do not take securities as payment for our services.

A concentration of business in one customer brings a certain amount of risk to our Company as the loss of this customer would dramatically affect our business. We are expecting to expand our business by advertising our services on the internet once we have completed this financing. It is a major part of our business plan to expand the news letter business, not only in the financial area but in other areas as well, such as health and travel. There is significant competition, though, for this type of business with several large companies providing these services to people. To expand in the market we will try to stay competitive with the price of the leads we sell and by providing a flawless service of distributing the news letter. Our challenge will be to try to keep our service level as high as possible with the limited resources we have. Our business can be very technical and having qualified employees to manage the systems can be very expensive. This is one of the reasons we have not been able to expand our business, as we want to be able to provide our customers with the maximum amount of customer service and we do not have the employee base to meet this level of service yet. Over the next twelve months we plan to add additional employees to meet these technical requirements of the business.

Over the long term, we believe that the internet is a growing medium and that more and more people will be using the internet for all types of research. We do not plan to exclusively market financial newsletters. We believe that there is other markets available in other areas of the economy. One particular area where we think long term growth will occur is in the health sector. As the baby boomers age, we believe that there will be more interest in the health and medical issues.

We do not think that short term business cycles will affect our company in either a positive or negative way. We feel there that the public is interested in obtaining information on their interests in a timely fashion regardless of the business cycle. We do not have any statistical evidence to support this believe but the assumption is part of our business model. The long term growth in the use of the internet is where we believe increasing revenues will be generated. Also, as economic cycles change, our marketing and lead generation will be geared towards those changes. For example, we may try to market for customers, investing strategies in a non-inflationary environment. If inflation does become a factor in the economy, then our marketing would be advertising on investment strategies for high inflation.

Our biggest challenge for success will be to obtain the necessary capital to expand our advertising base and to hire the additional employees that have the technical expertise to provide the customer service that will make us stand out from the competition. If we cannot expand our advertising base and attract more customers, our ability to maintain operations would be unlikely.

As we currently have a concentration of revenue with one customer, the loss of that customer would be extremely detrimental to the survival of the Company. We currently have a good relationship with our customers. The financial success of a financial news letter is heavily dependent upon their investment track record. In today’s uncertain geo-political world there is a great risk for extreme market swings, which could easily detrimentally affect the customer’s investment track record. If our customers lose their revenue, they would not be in a position to buy advertising and leads from us. The loss of our one customer would have a detrimental affect on our ability to continue in business.

We currently have limited funds to maintain our business until funds can be raised from the current offering. Until we do raise additional funds from the current offering, we intend to continue operations from cash flow from the sale of leads, management of databases, website management and EDGAR filings and loans from our officers and directors as needed. There can be no assurance given, though, that this cash flow and/or loans from our officers and directors, if available, will be enough to sustain operations until additional funds can be raised. In the event of a continued shortfall of funds from lack of cash flow, it is expected it will be fulfilled from loans from officers and directors of the Company but no assurance can be given as there is no written agreement. Our officers and directors have loaned us an amount equal to the expenses of the offering of common stock pursuant to this prospectus. Those persons have also orally agreed to loan to us any additional funds for expenses incurred related to the current offering. Such oral agreement is intended by all parties to be legally enforceable. The aforementioned loans either made or to be made will be interest free with no penalties and will be repaid, if ever, at a time when our cash flow from operations is sufficient to make such payments. In no event shall such loans be repaid from the proceeds of the current offering.

As a result of our incurring continuing losses since inception, our deficiency in working capital at December 31, 2004 and other factors, our independent certified public accountants have included an explanatory paragraph in their report on our financial statements, regarding having substantial doubt about our ability to continue as a going concern. In the event that we are unable to raise additional capital or generate sufficient revenue to meet our current liabilities, we may have to shut down our business operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2004 COMPARED TO THE YEAR ENDED MARCH 31, 2003 AND THE NINE MONTH PERIOD ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

For the year ended March 31, 2004, we had revenues of $161,998, as compared to revenues of $72,530 for the year ended March 31, 2003, an increase of $89,468 or 123%. This increase is attributable to an increase distribution of our customer’s newsletters to third parties wanting financial information.  Our customers continue to buy leads from us and increase their distribution base. This increase in buying leads is a large contributing factor to the larger revenue. The increase in revenue can also be attributed to the additional services we are providing our customers such as database management, website management and EDGAR filing services. For the nine months ended December 31, 2004, we had revenue of $37,510 compared to revenues of $82,799 for the nine month period ended December 31, 2003, a decrease of $45,289 or 55% decrease. This decrease is attributable to our recent inability to attract new customers with our limited advertising budget. Our major customer has not purchased as many leads in the first half of 2004 as they did in 2003 resulting in lower revenues. Some of this loss has been supplemented by continued sales of our other services to other customers.

For the year ended March 31, 2004, we had operating expenses of $204,709, compared to $180,896 for the year ended March 31, 2003, an increase of $23,813 or 13%. This increase is primarily attributable to increased consulting fees, professional fees and management fees that were incurred as a result of increase in registration filings, as well as the increased business operations creating additional costs which were not incurred in the year ended March 31, 2003.  For example, professional fees were $61,912 for the 1 year period ended March 2004 versus $9,381 for the same period ended March 2003, an increase of $52,531 or 560%. This increase in professional fees is caused mainly by the expense of filing this registration statement. As well there were additional costs in the period of 2004 associated with running the business for one full year such as writing and reviewing business contracts by legal counsel. General and administrative fees $27,547 and $56,340 respectively for the 1 year period ended March 31, 2004 and 2003. This decrease of $28,793 or 51% can be generally attributed to the slow down in sales and therefore a corresponding lower cost with less business. The higher G&A expense in 2003 can be attributed to start up costs incurred in operating a new business. As well, management made a strong effort to control its costs in the period ended March 2004 to conserve capital. In the 1 year period ended March 2003 we had a line item expense of loss on disposal of assets for $13,500 of which $10,000 was for gaming software, the balance for computers. As this software was abandoned in 2003, we did not have the corresponding expense in the same period ended March 2004. Fees paid as wages and outside consulting fees were $88,935 and $48,799 respectively for the period end March 2004 and 2003 an increase of $40,128 or 82%. The increase can be attributed to the amount paid to our sole employee and to the president of the company. In the 1 year period ended March 2003, we incurred travel costs of $10,410. There were no material travel expenses incurred in the same period ended March 2004. The travel in 2003 can be attributed to sending staff to software training sessions. There were no such programs taken in the year ended March 2004. For the period ended March 2003 we had advertising expenses of $11,033. In the same 1 year period ended March 2004, we had advertising expenses of $24,407 an increase of $13,374 or 121%. This increase can be attributed to the increase marketing effort we had to increase sales.

For the nine month period ended December 31, 2004 we had operating expenses of $90,599 compared to $152,015 for the nine month period ended December 31, 2003 a decrease of $61,416 or 40%. This decrease in expenses can be attributed to a decrease in the purchase of leads and the corresponding decrease in sales by us. It also reflects management’s efforts to control operating costs.

For the year ended March 31 2004 we had a net loss of $42,701, compared to a loss of $121,766 for the year ended March 31, 2003, a decrease of $79,065 or 65%. This decrease is primarily attributable to the increase in revenues that were generated from the distribution of third party newsletters.   This increase in revenue allowed us to cover fixed costs and more of the variable costs of operation. The increase in revenue and corresponding profit in our wholly owned subsidiary was offset by the increase in costs of professional fees such as legal and accounting in Express Systems. The loss in the parent company, Express, was larger than the profit provided by the wholly owned subsidiary, Masterlist International. For the nine month period ended December 31, 2004 we had net loss of $41,321 compared to a net loss of $45,917 for the nine month period ended December 31, 2003 or a decrease of $4,596 or 10%. The decrease can be attributed to fewer costs incurred in the nine month period of 2004 compared to the same period in 2003 while maintaining better cost controls for the period in 2004. This lowering of costs allowed for greater profit margin in our subsidiary and subsequent smaller loss for the consolidated company.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2003 COMPARED TO THE YEAR ENDED MARCH 31, 2002

For the year ended March 31, 2003, we had revenues of $72,530, as compared to revenues of $0 for the year ended March 31, 2002. This increase is attributable to the development of our opt-in lead generation program in December 2002.

For the year ended March 31, 2003, we had operating expenses of $180,896, compared to $53,043 for the year ended March 31, 2002, an increase of $127,853 or 241%. This increase is primarily attributable to increased general and administrative expenses and bad debt expense. Business operations for the year ended March 31, 2003 significantly increased causing general and administrative expenses to increase, as well as a provision for uncollectable accounts receivable.   For example, in the 1 year period ended March 31, 2002, we had three line item expenses for our Company. The biggest expense in the period ended March 31, 2002 was legal fees of $40,000 compared to $9,381 in the same period ended 2003 resulting in a decrease of $30,619 or 76.5%. The decrease can be attributed to the fact that in 2002 we were negotiating on acquiring a licensing agreement from Fairwind Technologies. There were significant legal costs associated with that purchase, which were not incurred in 2003. The other major expense in the line items was depreciation and amortization. For the 1 year period ended March 2002 we incurred a cost of $9,804 versus $558 in the same period ended 2003 a decrease of $9,246 or 94%. The change can be attributed to the depreciation of software acquired in 2002 and subsequently abandoned in 2003. Travel was the other line item in the 1 year period ended March 31, 2002 in the amount of $3,239 versus $10,409 for the same period ended March 31, 2003 or an increase of $7,171 or 221%. The increase can be attributed to the fact in 2003 we sent employees on training programs to learn the software we had acquired when we started our current business.

For the year ended March 31 2003 we had a net loss of $121,766, compared to a loss of $53,043 for the year ended March 31, 2002, an increase of $68,723 or 130%. This increase is principally attributable to the increase in operating expenses, primarily general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had $9,210 cash-on-hand compared to $5,692 as of March 31, 2003, an increase of $3,518 or 62%.  The increase can be attributed to better cost controls of management.   As of December 31, 2004 we had an approximate cash balance of $1,058. As of March 31, 2004, our total current assets exceed our current liabilities by $19,145. Our current ratio (current assets to current liabilities ratio) for the 1 year period ended March 31, 2004 was 1.56. As of December 31, 2004 we had $1,058 cash on hand compared to $9,210 for the year ended March 31, 2004. This is a decrease of approximately $8,152 or 88%. This decrease can be attributed to our ongoing lack of capital and use of any available capital to attempt to grow the business. Our current ratio for the nine month period ended December 31, 2004 was .53. We currently have limited funds to maintain our business until funds can be raised from the current offering. Until we do raise additional funds from the current offering, we intend to continue operations from cash flow from the sale of leads, management of databases, website management and EDGAR filings and loans from our officers and directors as needed. There can be no assurance given, though, that this cash flow and/or loans from our officers and directors, if available, will be enough to sustain operations until additional funds can be raised. In the event of a continued shortfall of funds from lack of cash flow, it is expected it will be fulfilled from loans from officers and directors of the Company but no assurance can be given as there is no written agreement. No such loans have been made to date but if such loans are made by the officers and directors they have orally agreed that the loans will be interest free with no terms of repayment. In any event, if loans are made by the officers and directors to the Company, then the officers and directors have orally agreed that their loans will not be repaid from the proceeds of the current offering.

We will also try to manage our costs to ensure that the cash flow from operations will allow us to maintain our business. This effort, however, may effect our ability to attract new customers and even maintain existing customers if we can not provide them with adequate services.   We have the authority to issue 25,000,000 shares of common stock, $0.001 par value. Prior to this filing, we have raised all funds through private placements. In July, 1998, we issued 1,000,000 shares of common stock to G.M Capital Partners, Ltd. for $1,000. In November 1998 we sold 1,000,000 shares of common stock to eight investors for $10,000. In November 1998 we also sold 35,000 shares of common stock for proceeds of $1,750. In January 2001, we sold 200,000 shares of common stock for proceeds of $100,000. In December 1002 we sold 215,200 shares of commons stock for proceeds of $107,600.

Related Party Transactions

During the year ended March 31, 2002, the Company advanced $12,000 to its former president, Philip Fox. The advance was non-interest bearing and had no due date. During the year ended March 31, 2003, the Company charged the amount to consulting expense.

A principal shareholder of Capilano Holdings, Ltd., a shareholder of Express, advanced $10,811 to Express for operating expenses. The amount owed by Express at March 31, 2004 and March 31, 2003 was $10,811 and $1,417, respectively. The amounts are non-interest bearing and have no due dates. As of December 31, 2004, the funds owed to the party in the amount of $10,811 were still outstanding. Express also re-imbursed Capilano Holdings for expenses paid on its behalf during the year ended March 2003 in the amount of $11,600.

During the years ended March 31, 2004 and 2003, Express paid consulting fees to a principal shareholder of Capilano Holdings, a shareholder of Express, of $23,827 and $33,500 respectively. For the nine month period ended December 31, 2004, we paid $5,000 in consulting fees to this party. The fees were paid for financial consulting services provided to the company in structuring its affairs. In addition, for the period ended March 31, 2002, consulting fees of $25,000 were paid to a shareholder of Express. These fees were paid as part of the time spent by the shareholder researching, finding and negotiating its licensing with Fairwind Technologies. During the years ended March 31, 2004 and 2003 Express paid wages to an employee, who is also a shareholder of Express, in the amounts of $47,000 and $15,299 respectively.  Furthermore, during the year ended March 31, 2004 Express paid an officer and director $18,100.

Working Capital

We had net working capital of $17,842 at March 31, 2004, as compared to net working capital of $3,985 at March 31, 2003, an increase of $13,857 or 348%. The increase in working capital was a result of the development of our opt-in lead generation program in late 2002 to the sale of double opt-in leads to our customers and from managing our customers’ websites and databases in the current year.  We had working capital of $24,557 for the nine month period ended December 31 2004 compared to $56,430 for the nine month period ended December 31, 2003, a decrease of $31,873 or 56%. This decrease can be attributed to the decrease in sales of the lead generation business.  We do not have sufficient working capital to maintain operations at a profitable level and are dependent upon cash flow from operations and the raising of additional capital to keep our operation going. We believe that the closing of this proposed offering would give us sufficient capital to implement our business plan for the next 12 months. Until we do receive funds from the current offering, we believe that we can maintain operations from cash flow, though at a reduced level of operations that we think is optimal. To maintain operations, though, even at a minimal level, we could not afford to lose any customers and the assumption that we can maintain operations through cash flow includes the assumption we will maintain all of our current customers. If our cash flow will not sustain operations until we receive the proceeds from the current offering, we would have to depend on additional loans from our directors to maintain operations. No assurance, though, may be given that the directors would have sufficient capital to maintain the operations through loans.   We are in the development stage and the following items could be used to assess our liquidity. For the 1 year period ended March 31, 2004, our current asset to current liability ratio is 1.56 allowing us to maintain our liabilities as current for that period. For the nine month period ended December 31, 2004 our current ratio was .83 which is not sufficient for us to keep or liabilities current. Unless items on the cash flow statement such as financing activities increase, the ability for us to maintain operations is unlikely at our current revenue to expenses rate.

Most of our expenditures from the current offering will be in the addition of 1 full time employee and increased advertising on the internet to generate additional business. If after the 12 month period we did not generate sufficient revenue to cover our costs, we would need to do additional financing. If we could not raise additional capital, it is unlikely that the company would be able to maintain its business operations at an optimal level. Though, if we lost any of our customers, and we did not raise additional capital, we would not be able to maintain our operations.

Cash Flow from Operating Activities

Net cash used in operating activities for the years ended March 31, 2004 and 2003 was $2,925 and $32,139 respectively, a decrease of $29,214 or 91%. The decrease is attributable to our increased business activity after implementing the opt-in lead program in December 2002.  Net cash used in operating activities for the nine month period ended December 31, 2004 and 2003 was $8,152 and $46,813 a decrease of $38,661 or 79%. This decrease can be attributed to the lower sales generated and corresponding lower costs to run the business in the nine month period ended December 31, 2004.  Assuming we receive the funds from the current offering, we should be able to generate more revenue from sales of leads and continue to use less cash in operations. As we do have a concentration of revenue from one customer, it is important for us to attract additional customers to ensure as steady and growing cash flow to fund ongoing operations. The loss of this customer prior to finding additional customers would be very detrimental to the business.

Cash Flow from Investing Activities

Net cash used by investing activities for the years ended March 31, 2004 was $0 as compared to $6,037 for the same period in 2003. The decrease is attributable to the purchase of property and equipment in the year ended March 31, 2003, when nothing was acquired in the year ended March 31, 2004.  There was no cash flow from investing activities for the nine month period ended December 31, 2004 and 2003.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended March 31, 2004 was $55,000 as compared to $107,600 for the year ended March 31, 2003. The decrease is attributable to fewer common shares issued in fiscal year 2004 then in fiscal year 2003.  For the nine month period ended December 31, 2004 and 2003 the cash flow from financing activities was $0 and $45,000 respectively. The cash flow from financing activities in 2003 was from the sale of securities. There were no corresponding cash flows from investing activities in the nine month period ended December 31, 2004 as no securities were sold.

Until an infusion of capital from the current offering is received, our operations will most likely remain limited. We currently have insufficient capital to continue operations and are dependent cash flow from operations and the proceeds of the current offering or some other source of funds, such as loans from officers and directors, to continue operations. We have an oral agreement with officers and directors to loan money to the company without interest or no specific terms of repayment. If a loan was received from the officers and directors, they have orally agreed not to seek repayment of their loans from the proceeds of the current offering. We have not identified any additional sources of funds to date to maintain our operations if we lose any of our customers and therefore lose our cash flow. We would anticipate that if we do not receive additional funding that our operations would cease within 150 days.

If we do raise capital, we may require additional funds to implement our growth strategy in our lead generation business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

To date we have raised most of our funds through equity placements pursuant to Regulation S and Regulation D, Rule 504. Most of this capital was used to start an internet gaming business. The company we had bought our license from subsequently went out of business and we abandoned that strategy. In November 2002, we raised approximately $107,000 to fund our initial lead generation business. $25,000 of those funds raised were used to acquire the technology for our business. The balance has been used for operating costs and initial start up of the business. In May 2003, the Company raised approximately $55,000 to fund continuing business operations. Recently, we have been operating mainly on the cash flow from our business but can provide no assurance that we may be able to continue to do so. Our sale of leads has dropped off significantly over the last 6 months, as we have been unable to attract any new customers. Our web site management business has maintained its revenue at a steady level of approximately $7,000 per month. Our new business, the filing of SEC documents on Edgar has generated approximately $4,000 in revenue since beginning in February 2004. We hope to grow this business over the ensuing month but due to a lack of funds, we have not been able to advertise our services on a consistent basis and rely on our personal contacts in the public market to generate business.

Over the next twelve months we intend to use all available funds to meet our current obligations and to continue our ongoing development of the lead generation business and the EDGAR filing business. Our current obligations for the next 12 months is as follows:

Legal Fees	$20,000
Accounting and Audit Fees	11,000
Management Fees	18,100
Office Expenses	2,400

Total	$51,500

We have suffered recurring losses from operations and have negative net working capital of $19,588 as of December 31, 2004, which raises substantial concern regarding our ability to continue as a going concern. The current offering is an all or none offering and so, if the current offering is successfully concluded we anticipate that we will spend immediately approximately $5,000 upgrading our software. We plan to spend approximately $20,000 developing web site to host our lead generation advertising programs. The development of these web sites will begin immediately after we receive funding from the current offering. It is anticipated that it will take approximately 60 days to complete this task. These advertising sites are important for us to build so that we can continue to build our database and sell leads to our customers. Immediately upon the completion of the current offering we will incur approximately $10,000 acquiring additional computer equipment.

A key component to our strategy will be the implementation of a marketing plan to promote our web site. We intend spend $100,000 on the marketing strategy using Internet marketing programs to capture and retain customers. We would anticipate that the spending of these funds would be equally spread over an 8 month period. To initially penetrate the lead generation market, we intend to promote our web site by advertising on the internet. This campaign would be run over the ensuing nine months with anticipated total cost of $75,000. We will also focus on joint advertising ventures with complementary companies to promote our website. We would not expect to have the internet marketing program started for approximately 60 days from the closing of the current offering and cost of this program would be approximately $30,000 spread over an 8 month period from the time it started. Internet marketing efforts will include advertising with online search engines affiliate marketing programs, and barter advertising. After making these expenditures, we will have remaining in working capital approximately $75,000. The remaining working capital funds will be used mainly to pay wages, a monthly management fee of $1,000 to the President, to pay ongoing legal and accounting expenses and monthly general office expenses for such things as postage, courier, and telephones.

Our functional currency is the United States Dollar and our consolidated financial statements are reported in United States Dollars unless otherwise stated.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, we will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on our financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are required to be included in the summary of significant accounting policies.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatory redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company's financial position or results of operations.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and have adopted the disclosure only provisions of SFAS 123. Accordingly, compensation for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee is required to pay for the stock.

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

Revenue from sales or services will be recognized at the time the product is delivered or at the time the service is performed.

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenue and expenses are translated at the dates such items are recognized in the statement of operations.

Our financial instruments consist of cash, prepaid expenses and other liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Financial instruments that potentially subject us to concentrations of credit risk consists primarily of cash in excess of the federally insured amount of $100,000. To date, we have not incurred a loss relating to this concentration of credit risk.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings.
None
Item 2.	Changes in Securities
None
Item 3.	Defaults by the Company on its Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Item 6. Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation*
3.2	By-Laws*
4.1	Form of specimen of common stock*
5.1	Legal Opinion of Rubin, Bailin, Ortoli, Mayer & Baker LLP*
10.1	Overture Agreement*
10.2	List-op Agreement*
10.3	Bluegenesis.com*
10.4	Google Agreement*
10.5	Form of Subscription Agreement*
10.6	Escrow Agreement with Rubin, Bailin, Ortoli, Mayer & Baker LLP*
16.1	8-K Resignation Letter - Spicer Jeffries LLP*
21.1	List of Subsidiaries*
23.1	Consent of Auditor (Staley, Okada & Company)*
23.2	Consent of Auditor (Spicer Jeffries LLP)*
31.1	Certifications
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Express Systems has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2005	Express Systems Corporation /s/ Lawrence Rosenblat Lawrence Rosenblat President, CEO, Principal Accounting Officer, Principal Financial Officer and Director
Dated: February 14, 2005	/s/ Frank Bauer Frank Bauer Secretary and Director