Form 10KSB
period 2005-03-31
EXPRESS SYSTEMS CORP
filed 2005-06-30
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2005

¨  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number  333-107002

Express Systems Corporation.
(Name of small business issuer in its charter)

Nevada	91-1918324 .
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 W. Magnolia Street, #446, Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (800)  661-7830

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:

Common $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ¨

Persons who are to respond to the collection of information contained in this form are not required to respond unless the SEC 2337 (3-05) form displays a currently valid OMB control number.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ¨

State issuer's revenues for its most recent fiscal year.  $89,037

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ¨ No ¨

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,055,200

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (Securities Act). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ______; No ______

PART I

Item 1: Description of Business

Express Systems Corporation (the "Company" or "Express") was incorporated in the State of Nevada on July 9, 1998. The Company has not been in any bankruptcy, receivership or similar proceedings since incorporation. The Company had planned to enter into the business of on-line gaming and had purchased a license to operate on-line gaming. The licensor subsequently ceased operations and the Company abandoned our business plan to enter the on-line gaming industry. Since then, the Company has not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

When Express was first incorporated in 1998, we raised an initial $12,175 to incorporate the Company and start to raise money for our initial business plan.  The Company at that time was going to pursue a business of "hot-swap" technology.  The Company did not pursue its business plan in this arena as they found it was going to need to raise significant capital and the market was becoming saturated with product.  In January 2001 the Company made a down payment of $60,000 on software and a license to use the software to enter into the area of "internet gaming."  The Company tried to raise additional money to pursue its business plan but the vendor of the license and software went out of business before we could implement the business plan.  Subsequently, the Company entered into its current business.

On October 1, 2002, Express and Blackstone Holdings entered into an oral agreement to jointly develop a business of generating and selling e-mail leads. Blackstone Holdings had created a wholly-owned subsidiary, Masterlist International, Inc., that is in the business of advertising on the internet and selling opt-in lead generation lists. To further such development, Express loaned $25,000 to Blackstone for the purpose of having a Masterlist employee trained in the business. Subsequently to the loan, Blackstone determined that it could no longer operate its business and agreed with Express to transfer control shares of Masterlist to Express in consideration of the forgiveness of the $25,000 debt. On November 27, 2002 Express purchased all of the outstanding shares of Masterlist thereby rendering it as a wholly-owned subsidiary of Express. There was no written agreement between the parties. However, in an oral agreement, we forgave the debt of Blackstone in exchange for the shares of Masterlist. All of our present business is done through Masterlist and we intend to continue using Masterlist as the operating entity. We have not made any public announcements of any of our products or services.

The Company's main goal is to generate revenue by generating lists of opt-in leads to be sold both on a wholesale and retail basis to buyers of the leads. An opt-in lead consists of, as a minimum, an e-mail address of an individual that requests more information on a product we are advertising. To be an opt-in name, the individual had to respond to an advertisement posted on a web site on the word wide web that they found. None of our leads would come from unsolicited commercial e-mail also known as "spam".

The main areas the Company is concentrating on now are double opt-in leads of people desirous of financial information and stock market newsletters. We advertise our customer's services through search engines such as Google and Overture. When an individual types in a key word to search, for example, blue chip, advertising in the form of a short 30 word paragraph for our customers will be listed. This advertising only generically describes the service the newsletter offers. The advertising does not provide any financial information, securities information or specific securities offerings. The order in which the advertising appears in the search engine form depends upon how much money we have negotiated to pay for each time a person clicks on our customer's advertising. We do not, nor do the customers' advertising sites supply the individual with any financial information, stock information or information on specific stock offerings.

Express currently has one customer that we advertise their newsletter and we also distribute that newsletter on their behalf to the leads the advertising generates for our customer.  The newsletter is sent to the customer's database by e-mail.  The information in this daily newsletter gives a brief overview of the technical position of U.S. equity markets, alerts subscribers to pertinent economic and corporate news of the day or that is to be released and it offers the subscriber buy and sell recommendations of both equity and options for both short term trading strategy and long term investment point of view.

The Company has no clients that are presently regulated under the federal securities laws. In the event that a client of ours is found to be acting as an unregistered broker-dealer or investment adviser we may be liable or incur penalties from state or federal agencies in our capacity as an agent of such client. The extent of such liability or penalties could be severe and could force us out of business.

In order to ensure that the newsletters issued by our customers are not presently offering securities and will not contemplate the offering of securities at any time they are using our services, we require each client to acknowledge in writing that they are not and any company mentioned in their respective newsletter is not presently offering securities and will not do so while they are a customer of ours. We will not take any further steps to verify the aforementioned. In order to protect ourselves against the restrictions on communications by Section 5 of the Securities Act, we will further require any customer of ours to covenant to us in writing, that prior to commencing any offering, we will be instructed to remove their newsletter from our database.

The advertising we manage for our customer only directs the individual searching for information to the sign up page for our customer's newsletters. Once an individual subscribes for a newsletter, we do not have any editorial input into what the newsletter will offer to its customers. Whether we manage the distribution of the newsletter or not, we will periodically check the newsletter to ensure that the information in the newsletter is consistent with what our customers advertised. For example, we will check to ensure that we are not distributing pornographic material or other material we think is offensive. In order for us to generate what we believe will be the highest response in our web site advertising program, we design a short one paragraph description of the service we are selling for our customers. We then place those ads in strategic search word locations on both Overture and Google. Overture and Google are pay per click sites that we utilize. Any time a person clicks on our advertisement, we are automatically charged by the vendor. The charge for pay per click that we use is in the $0.10 to $0.40 range. When a person clicks on our short paragraph it directs them to our web page. The content on our website pertains only to the request to opt-in to the newsletters provided by our customers. There is no financial information or solicitation for stock offerings contained in these pages. The one page web site has fields for the person to fill out and then submit to subscribe to the newsletter being offered. There is nothing on this site other than the form for the person to request more information on our customer's services. On a site like ours, the person has only two choices, fill out the form or leave the site. No matter what links the person clicks on at the site, it takes them directly to the request form. We have found that many websites try to turn their websites into a large catalog full of their products and services. It is our belief and marketing strategy that in the financial information services, that a one page site giving the person the opportunity to request a trial subscription to the customers newsletter is more successful than large sites with a plethora of information about the company and every product they offer. Our websites are direct response websites. They focus on getting an immediate response in the form of a lead. Also, being a one page website, the site loads very quickly on the individual's computer and therefore is potentially frustrating the person.

Ninety-five percent of the respondents to our advertising on the world wide web comes from individuals supplying only their e-mail address. The other five percent supply their name, mailing address, telephone number, and e-mail address. We sell these qualified leads to our customer at $5.00 per lead. Our cost to generate qualified leads will range in the $0.10 to $4.00 range. We only accept cash as consideration for supplying our services to our customers. We do not accept any securities as payment for our services.

Express does not have any editorial input into the information sent out by our customers from the leads that we supply and recipients of the newsletter may also receive additional information and advertising from our customers. Therefore, we do not necessarily know what specific information our customers are sending to their customers. We do review periodically the material that is sent by our customers to the leads that are generated to ensure that the information sent is consistent with what our customers advertise they are selling. We also have a sample of a customer's newsletter on our website that can be viewed as part of our advertising for subscribers by our customers. We believe that our disclaimers on our web sites adequately protect us for the type of information on our website. We do not distribute any information regarding pornography or gambling and would not contract with any customers that are in the business of providing such material.

As part of the Company's billable service charges, we also offer the service of managing the customer's web site for them and distributing the customer's newsletter to the opt-in leads we provide. We charge $50.00 per hour for work performed for our customers, whether that is managing their web site or their databases. We only accept cash as consideration for supplying this service to our customers. We do not accept any securities as payment for our services. Management of the database consists of adding new subscribers and removing subscribers who no longer wish to receive e-mails. We maintain one website for ourselves, www.masterlistinc.com. This web site contains information on Masterlist, its services, disclaimer, privacy policy, refund policy and anti-spam policy. We believe this domain provides credibility to our services.

Design of the Site

We think that to have a successful lead generation website on the Internet you should not use frames, technical java scripts or anything complicated at the site. We believe that the down side to complicated websites are they may be slow to load on the person's computer, they may not work on computers with older technology, and they may prevent search engines from indexing and listing them properly.

The Express websites are kept very simple. They have a logo on the top of the page, they contain our short sales letter and an information request form at the bottom of the page. We do not put any banner ads, links or other services on our website. Our advertising revenue is only generated from the sale of the lead to a third party. We do not want any distractions or other choices for the prospect. We only want the prospect to fill out the request form and submit it to us so we can sell that lead to our customer.  Even though we do not have too many graphics on our site we still try to make the website look professional. We do create our own sites but use professional graphic artists when necessary.

We feel that it is important that the ad pages load quickly on the person's computer, even for persons that have telephone connections at slow rates of less than 52k baud. We check out how quickly our pages load at www.netmechanic.com. There is no charge for the test.

We also use common font on our web pages such as Arial, Courier, Times Roman or Verdana. It is our belief that all web browsers have these fonts available. We do not use other fonts that some web browsers may not be able to display properly.

If we use a long sales letter, we split the letter into two tables on the page. That way, the first table will load, then the second one. People will have something to read while the second table is loading. We make the first table short so it loads immediately.

Database Creation

We currently run computer programs on designated computers with internet cable connection that gather e-mail addresses on a 24 hour/7 days a week basis from the various sites where we post our customers' ads. All e-mail addresses we collect in this manner are double opt-in e-mail addresses. We also use third party advertisers such as WorldWideLists, and List-op to provide us with double opt-in addresses for people wishing to subscribe to our customers' newsletters. We normally pay between $0.05 and $0.15 per lead from a third party source that provides just an email address. We receive these e-mail addresses on a daily bases from these third-party advertisers. No other company would be entitled to receive the e-mails that we receive from these third party advertisers. These third party advertisers only post our ads which directs potential subscribers directly to our website advertising our customers' service. Our terms of payment with these third party advertisers is on a cash basis. We do not receive any credit terms from these third party advertisers. Our current database, held on behalf of our customers, is approximately 95,000 double opt-in e-mail addresses. We only sell the lead to the customer whose advertisement the person responded to. There is no formal contract with WorldWide Lists. List-op requires that we agree to its terms of use before doing business with it. We can cancel our arrangement with list-op with seven day written notice. List-op also has the right to approve the ads we place on their sites and may reject them if they find such objectionable. They may also remove our ads without notice if they believe that our advertising is not consistent with our objectives. The third party advertisers do not have access to the leads that we generate. We are not allowed to send unsolicited commercial e-mail from the names that we gather from our third party advertisers.   In order for a "lead" to be available for purchase, a person must visit a website, click on the request form, complete such form and respond to the automatic confirmation to become a double opt-in lead. We do not send this advertising out as unsolicited commercial email (also known as "spam").

Most of the leads currently on the database have been sold to one customer. The loss of that customer would negatively affect our ability to collect and sell e-mail addresses. Once we collect e-mail addresses from the world wide web or purchase them from providers of databases, we cross reference the list against our list of persons who have previously indicated they do not wish to receive commercial e-mail. We obtained the list of persons not wishing to receive commercial e-mails through various personal contacts that are in the same industry as us. We circulate our list of persons not wanting the e-mails that we generate as well to people in the industry to add to their list. Our current database for such persons is approximately 3 million e-mail addresses. Any names that are on the list of persons not wanting commercial e-mails are removed from our master database list. Any person who responds to our ads with an unsubscribe notation are placed in this database of persons not wanting to receive e-mail and removed from any subsequent mailings. The software we use automatically removes any names from our newly generated lists that are on the list of persons that do not want to receive our e-mail.

Generation of Leads to Sell

It is our intention to generate 500 new double opt-in leads per day. We currently generate approximately 30 new double opt-in e-mail address leads per day. We cannot predict with any accuracy the number of responses we will receive from our advertising campaign. There are many variables involved, which will determine the success of the campaign. Such variables would include, but are not limited to, the quality of the third party sites we advertise on, the effectiveness of the design of our ad and the need persons have for our products that we are advertising. There can be no assurance that we will receive any kind of response to our advertising.

When a person responds to our advertising, the response is sent to our host site. From there, the request is routed to our own main sites and is recorded as a text file at our site. Our computer software gathers this information and saves it in a predetermined format in a Microsoft Excel spread sheet. The information on this spreadsheet is comprised of the leads that we then sell to our customers.

Sale of Leads

Once we have collected opt-in leads from our ad campaign on third party sites the information is formatted into our standard form. We currently have one customer buying leads on a regular basis from us. We have also sold leads to other financial newsletters but those contracted requirements were completed. The steps in selling the leads, assuming we have leads to sell, and a buyer for the leads, would be to receive from the buyer a prepayment for the amount of leads they would require on a weekly basis. Once we have received cleared funds, we would then send qualified leads on a daily basis in text format by email to the buyer. When the order is nearly filled, we would request additional prepaid funds if the buyer would like to continue buying leads from us. Once we have an established payment record with a customer, we may provide them with terms typical of most vendor customer relationships, such as net 30 days to pay. We will only sell the leads that we generate one time. We will not sell the same lead to more than one buyer. The end buyers of such leads, generally, are financial newsletter companies. We only accept cash as consideration for supplying leads to our customers. We do not accept any securities as payment for leads that we sell.

Newsletter Distribution

In conjunction with the selling of leads to financial newsletters, we also provide a service where by we manage the database for our customer and distribute their particular newsletter via e-mail for them. We have software specifically designed to distribute to a large number of e-mail addresses in a short period of time. We can deliver approximately 80,000 e-mails per hour from e-mails in our customers' respective database. We act only in this capacity as a third party and have no interest in the particular newsletter or the editorial content of that newsletter. Our only role is to deliver the newsletter, by e-mail, to the list provided to us by the customer or to the database that we manage for that customer. The cost of this service is included in the charge for database management we charge our customers. Our typical rate for such services is $50.00 per hour. We only accept cash as consideration for supplying these services to our customers. We do not accept any securities as payment for this service. At the moment we only have one such newsletter that we distribute for one of our customers. The loss of this customer would negatively affect our ability to collect and sell e-mail addresses and charge an hourly rate for management and distribution of newsletters.

Edgar Filings

Express has recently purchased commercial off the shelf software that is used to simplify the preparation and filing of documents electronically with the SEC through the SEC's electronic filing system referred to as EDGAR. In the mid 1990's the SEC implemented a program to eliminate paper filings and moved to an electronic filing system with the acronym EDGAR. We believe that there is a market for the filing of SEC documents on EDGAR. We have created a new website called edgarsec.com specifically designed to market and sell our services to file electronic SEC documents on EDGAR. The site contains all of the steps required for a company to request the filing of documents on EDGAR as well as a rate sheet for the charges to file such documents. We are using the name Edgarsec.com to market our services as an EDGAR filer. We do not have a trade mark or copyright on the name Edgarsec.com. All of the work for Edgarsec.com is done through Masterlist International. We have not done any advertising to date other than the setting up of our web page for this service and initially we plan to use our business contacts in the public arena to generate customers.

There are numerous companies that do EDGAR filings.  In setting our prices we surveyed the following companies to determine the prices they charge for EDGAR filings; Edgar Filing, Edgar Agent, Securex, STC, EPS, Eworld Wire and Edgareyes.  Based upon the rates charges for EDGAR filings by these comparison companies, we feel that the rates that we charge are competitive in the marketplace.  We continue to monitor the prices we charge for EDGAR filing against the marketplace and try to adjust our prices to stay competitive. We only accept cash as consideration to do EDGAR filings for our customers. We do not accept any securities as payment for this service.

The following table shows the prices we currently charge for our EDGAR filing services. These prices are subject to change without notice to ensure our prices stay competitive in the market.

ITEM	PRICE

STANDARD CONVERSION
HTML or ASCII	$9.95

ADVANCED CONVERSION
Desktop Publishing	$14.95
OCR Scanned Hard Copy	$16.95
Type Set New	$18.95

FLAT RATE FORMS
Form 3, 4, 5 (includes filing fee)	$59.95
Author's Revisions - Flat Rate edits	$5.95

ADMINISTRATION
Filing Fee (includes test and LIVE file)	$49.95
SEC Form ID - Process application with the SEC to receive access codes	$28.95
Graphic Conversion and Insertion	$15.95
Revision Tags Price Per Set - Amendment Documents require SEC revision tags	$1.95

Principal Suppliers

Currently Bluegenesis.com hosts our web site. We pay them a monthly fee of $29.95 (CDN) and can be cancelled at any time. We have contacted two other services and have made arrangements with them to host our sites as well. We will not use these two other hosts unless our current host is disabled in some way or they terminate our service. From researching such sites on the Internet, it is our belief that there is a large market of capable hosts, which we can use if necessary.

We send our e-mails over a cable connection and we currently have three dial up servers that can handle our e-mails that act as back-ups to our cable connection. We believe that there are many such dial up services available to us should any of our services be disconnected.

Rapid Technological Change and Dependence on New Products

The market for software is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products and technology obsolete and unmarketable. The life cycle of the Company's e-mail program is difficult to estimate. Our future success will depend largely upon our ability to develop and introduce, on a timely basis, new methods of advertising for opt-in leads, e-mailing and designing product that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that we will be successful in developing and marketing product enhancement or new products that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that the products developed by Express will adequately meet the requirements of the marketplace and achieve market acceptance. We can expect delays in the development and introduction of new products and product enhancement. The length of these delays is unpredictable and the inability to introduce new products in a timely matter would adversely affect us in such a way that the Company may not be able to continue operations. Also, if there is a change in technology or industry standards, we may not have the necessary financial or technical resources to meet these changes putting in jeopardy our ability to continue operations.

Future Developments

We intend to conduct continuing development and innovation of our products in accordance with changing individual preferences, demographics, and the evolution of new technologies.

Laws, Regulations and Licensing

We do not know of any laws or regulations, either federal or state, affecting our business of collecting opt-in and double opt-in leads. As we do not send unsolicited commercial e-mail (also known as "spam") we do not believe we contravene any state or federal regulations. Nevertheless, existing and possible future consumer legislation, regulation and actions in jurisdictions where we will operate could cause additional expenses, capital expenditures, restrictions and delays in the activities undertaken in connection with our business. The passage of such regulations would adversely affect our operations, including increased costs if certain of our operations are then moved to other jurisdictions where we can operate legally. Should this come to pass, management would have to decide if enduring such inconveniences would be financially feasible and, if not, management may conclude that Express, as an opt-in email advertising entity, may cease to continue as an on-going business. Further, there is always the possibility that we would not be able to find a jurisdiction where the company would be able to legally engage in its principal and exclusive business activity. Should this be the case, there is a distinct possibility that we would not be able to continue as a going concern.

Market

We believe that most of our revenues from selling of leads and lists will be generated from the United States of America where individuals can access the Internet. We plan to focus any test marketing of other lead generation programs and list generation solely to the United States. For example we may try to generate leads for health newsletters, multi-level marketing, credit cards and insurance. It is too early in our development to determine the time, effort and cost to initiate these test marketing. We would anticipate starting this effort only when sufficient resources, both financial and physical, are available to us. Therefore, we have not test marketed any of these areas and there is no assurance that we ever will market in these areas.

The Express corporate marketing plan will focus on branding our wholly owned subsidiary, Masterlist International Inc. as a reputable and dependable supplier of quality leads and marketing lists.

We intend to implement a marketing strategy using both traditional and Internet marketing programs to capture and retain customers. The cost of such programs should be within our advertising budget as described in the use of proceeds. It is our initial strategy to use as many free services for advertising as we might find to ensue that we stay with in our marketing budget. Such a strategy may not be as effective as a large advertising and expensive marketing campaign but, our limited funds budgeted for such campaigns will preclude us from such efforts. We will also focus on Internet marketing and joint advertising ventures with complementary companies to promote our sites. Our current Internet marketing efforts will advertise with online search engines and affiliate marketing programs. We also plan to do barter advertising where by we will provide services for a customer in exchange for advertising on their site. We are currently negotiating with one such customer to provide services in exchange for advertising. There can be no assurance that there will be any successful conclusion to these negotiations.

We will rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect any proprietary technology that the Company may purchase or develop. To date, no such technology has been purchased or developed. In addition, we will seek to avoid disclosure of any trade secrets it may have access to including requiring those persons with access to any Company proprietary information that is developed or purchased to execute confidentiality agreements with the Company.

Competition

There are a number of companies that compete directly and indirectly with our product, including both domestic and international companies. Many of these companies have financial, technical, marketing, sales and other resources, which are significantly greater than those of Express. In addition, some of these companies have name recognition and established positions in the market. Our largest competitor is Agora, Inc., a private company. We believe that Agora sends out approximately 12 million newsletters per month to their subscribers and therefore has a large percentage of the lead generation lists market. We further believe that they have substantially more capital than we will have for the foreseeable future, though, as Agora is a private company it is difficult to verify this information. Some of our other competitors include leaderbroker.net, eleadz.com, leadclick.com, leads2results.com, emrdata.com, nestleads.com, directmediagroup.com, leadclick.com, intermarketmedia.com, and aadcom.com. These companies all sell leads in the markets that we want to concentrate on. Most of these competitors have been in the market longer than us and have greater brand name recognition in the lead generation business. We will also focus on Internet marketing and joint advertising ventures with complementary companies to promote our website. Internet marketing efforts will include advertising with online search engines and electronic yellow pages, banner advertisements, direct e-mail programs, affiliate marketing programs, and barter advertising. Accordingly, there is no assurance that we will be able to compete successfully or that our competitors or future competitors will not develop web sites that render our web site less marketable.

Primary Customers

During the year ended March 31, 2005 and 2004, the Company recognized revenue from various unrelated entities which individually comprised greater than 10% of total revenues. Revenue recognized from such entities was 32%, 31% and 16% for the year ended March 31, 2005; and 76%, 12% and 10% for the year ended March 31, 2004. Major customers accounted for 83% and 84% of receivables at March 31, 2005 and 2004 respectively. The Company charges all of their customers their standard rate for all services they provide them. Cleints do not receive any discounts. Clients are on a cash basis with no special terms. There is no written contract between any of Express' customers and the Company. Therefore, they could terminate the Company's services or significantly change their strategy regarding buying of leads or management of their customer list without notice. The loss of the Company's largest customer would have a significant negative impact on the business of their company.

Environmental Laws

The Company is currently not subject to any federal, state or local environmental laws and Express does not expect to be subject to any federal, state or local environmental laws in the near future.

Employees

Express currently has one full time employee who creates and maintains our websites and manages our mailing databases. Should the revenue generated by the sale of leads grow to a level that could sustain additional employees or should we obtain additional financing we would anticipate adding up to 2 additional employees in the next 12 months: one for operations at an annual salary of approximately $50,000 and one for administrative duties at an annual salary of approximately $24,000.

Item 2. DESCRIPTION OF PROPERTY

We currently sublease space at 114 W. Magnolia Street, #446 Bellingham WA 98225 from an unaffiliated party. The sublease is for $200 per month and either party may terminate the arrangement with 30 day notice with no penalty to either party. There is no formal lease agreement in place for this subleased space.

Item 3. Legal Proceedings:

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our Common Stock does not trade on any recognized exchange.

As of March 31, 2005, we had an aggregate of approximately 107 shareholders of record as reported by our transfer agent, Island Stock Transfer. Certain shares are held in the "street" names of securities broker dealers and we do not know the number of shareholders which may be represented by such securities broker dealer accounts.

Dividend Policy

    The payment by the Company of dividends, if any, in the future, rests within the sole discretion of its Board of Directors. The payment of dividends will depend upon earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not declared any cash dividends since its inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future.

Transfer Agent

    The Transfer Agent for the Common Stock of the Company is Island Stock Transfer located at 100 First Avenue South Suite 287 St. Petersburg, Florida 33701

Recent Sales of Unregistered Securities

In July, 1998, we issued 1,000,000 shares of common stock to G.M Capital Partners, Ltd. for $1,000. There was no underwriter involved in this transaction. Further, this sale did not involve any public offering and was exempt from the registration requirements under the Securities Act pursuant to Rule 903 of Regulation S.  The investor was a non-resident of the United States and was deemed accredited pursuant to Rule 501 of Regulation D. Furthermore, (i) the offer and sale was made in an offshore transaction; (ii) no directed selling efforts were made in the United States by the Company; (iii) the investor certified that it was not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person or was a U.S. Person who purchased the shares in a transaction that did not require registration under the Securities Act; (iv) the investor agreed to resell the shares in accordance with the provisions of Regulation S, pursuant to a registration under the Securities Act or pursuant to an available exemption from registration; (v) the shares contained a legend to the effect that transfer is prohibited except pursuant to the terms found in (iv) herein; and (vi) the Company is required to restrict transfer of the shares pursuant to Rule 903(b)(3)(iii)(B)(4) of Regulation S.

2.   In November 1998 we sold 1,000,000 shares of common stock to eight investors for $10,000. All investors in this offering were non-U.S. residents. This sale did not involve any underwriters, nor did it involve any public offering. Further, it was exempt from the registration requirements under the Securities Act pursuant to Rule 504 of Regulation D.   Each of the investors was a non-resident of the United States and was deemed accredited pursuant to Rule 501 of Regulation D.  Each investor was given access to the Company's books and records and to our management. There was no general solicitation or advertising made in connection to this offering.

3.   In November 1998 we also sold 35,000 shares of common stock for proceeds of $1,750 to 6 investors. This sale did not involve any underwriters, nor did it involve a public offering. Further, it was exempt from the registration requirements under the Securities Act pursuant to Rule 504 of Regulation D. Each of the investors was non-resident of the United States and was deemed accredited pursuant to Rule 501 of Regulation D.  Each investor was given access to the Company's books and records and to our management. There was no general solicitation or advertising made in connection to this offering.

4.   In January 2001, we sold 200,000 shares of common stock to 35 investors for proceeds of $100,000. This transaction did not involve any public offering and was exempt from the registration requirements under the Securities Act pursuant to Rule 504 of Regulation D and registered on Form U-7 in the State of Georgia. Nine of the investors were residents of the United States of which seven were deemed accredited pursuant to Rule 501 and two were deemed sophisticated. The remaining investors were non-residents of the United States of which 20 were deemed accredited pursuant to Rule 501 of Regulation D and 6were non-accredited but deemed sophisticated. Each investor was given access to the Company's books and records and to our management. There was no general solicitation or advertising made in connection to this offering.

5.   In November 2002 we sold 215,200 shares of common stock to 78 investors for proceeds of $107,600. This transaction did not involve any public offering and was exempt from the registration requirements under the Securities Act pursuant to Rule 504 of Regulation D and registered on Form U-7 in the State of Georgia. All of the investors were non-residents of the United States, of which 72 were deemed accredited pursuant to Rule 501 of Regulation D and 6 were deemed non-accredited but sophisticated. Each investor was given access to the Company's books and records and to our management. There was no general solicitation or advertising made in connection to this offering.

6.    In May 2003 we sold 110,00 shares of common stock to 34 investors for proceeds of $55,000. This transaction did not involve any public offering and was exempt from the registration requirements under the Securities Act pursuant to Regulation S. All of the investors were non U.S. citizens and non-residents of the United States and 24 were deemed accredited pursuant to Rule 501 of Regulation D and 10 were deemed non-accredited but sophisticated. Each investor was given access to the Company's books and records and to our management. No directed selling efforts were made in the United States by the Company or any of its respected affiliates or any person acting on behalf of the foregoing and each of the offering restrictions required by Rule 903(b)(3)(iii)(B) of the Securities Act were met. There was no general solicitation or advertising made in connection with this offering.

7.  In April 2005, the Company issued 400,000 shares of Common Stock at $0.50 per share for gross proceeds of $2000,000.  These shares were issued pursuant to a registration statement filed on Form SB-2.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of 2004

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders
Total

Note:
1) There is no option plan in place;
2) There are no warrants outstanding.

Item 6. Management's Discussion and Analysis or Plan of Operation

The information contained below includes statements of Express management's beliefs, expectations, hopes, goals and plans that are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially form those anticipated in the forward-looking statements. For a description of such risks and uncertainties, see the information set forth under the caption "FORWARD-LOOKING STATEMENTS," which information is incorporated herein by reference.

The following discussion and analysis should be read in conjunction with the information set forth under the caption "Selected Financial Data" and the financial statements and notes thereto included elsewhere in this prospectus.  Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

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

We believe that the Internet is, in effect, a borderless environment for the most part. Obviously, each user must respect the local laws of where they advertise their products. But we feel that we can locate our operations in the most favorable business locations for our operations without compromising the effectiveness of our advertising. For example, though our main business is located in the United States, our biggest customer is a Swiss company. Furthermore, to maintain the least expensive operating costs offset against our technical needs, our servers are maintained in Canada. To try and maintain and control costs, we subcontract out some of our technical work. To do this subcontract work, we post our jobs that need to be completed on various Internet sites where contractors bid for the work. We have had some of our technical work completed for us in India, United States, Canada and the Philippines.

Our main area of concentration now is double opt-in leads of people wanting financial information and stock market newsletters. We also plan to manage our customers' databases and distribute their newsletters on a third party basis. We currently have one customer using this service. We do not have any editorial input into the newsletters that we distribute or that we will distribute in the future. Our third area we have recently entered to generate revenue is the filing of SEC documents on Edgar for third parties. We have generated approximately $323,565 in total revenue since starting our current business through to March 31, 2005.

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

We feel that with the universal access to the internet, there is a market for us to sell leads for various services over the internet. We feel that individuals are becoming more sophisticated in their decision making process augmented by research done on the web. This active research done by individuals creates a demand for companies to fill the need of the research. Our job will be to put these two factions together by first collecting the names of people seeking a service and selling those names to the people that provide the service. We also feel that with the EDGAR system becoming more sophisticated and filings more numerous and time sensitive, there is a niche for us to fill to file documents for third parties particularly for those located in Europe and Canada. We believe that there is growth in this area though we have not done any formal marketing study. Our beliefs come from our experience in the public market arena and the promulgation of additional filing requirements by the SEC in accordance with the Sarbanes-Oxley Act and its rule making authority. We expect the upward trend of number and expediency of filings to continue.

The Company earns revenue in several ways. Our largest generator of revenue is from the selling of leads. We advertise key words on search engines such as Google. When a person clicks on our advertising we are charged a fee by the search engine. The fee we pay is usually between $.10 and $.40 per click. This type of advertising is quite commonly called "pay per click" advertising. When a person clicks on our advertising site it takes them to a form where they can sign up for a news letter we are advertising. When a person signs up for that newsletter that generates a lead which we sell to our customer. Generally, these leads are sold for $5.00 each. Our gross profit is generated by the difference at which we sell our leads ($5.00) to the cost of generating that lead. On average it takes about 10 clicks on our advertising site to generate one saleable lead. Therefore our gross profit margin is between $1.00 and $4.00, depending on how much we are charged by the search engine per click.

In the development of our Company so far, we have not had sufficient capital to undertake studies for the effectiveness of our business strategy and model. The key performance indicators have been based mostly on the income statement of the subsidiary. That is, we have generated sufficient sales with reasonable gross margins for the subsidiary, on its own, to have positive cash flow. As a stand alone business the subsidiary has been profitable but due to the costs of this registration statement and administrative costs in the parent corporation, we have lost money overall. Another performance indicator has been revenue generated for our customers through the sale of news letters. Management is currently working with our customers to improve the advertising and key word positioning to try and maximize customers' success for attracting subscribers. We cannot control the content of the newsletter, which, in the end, is the ultimate success of our customers. The generation of leads for them is only the means to the end. Our customers need to provide a quality, sellable product. If not, they will not stay in business and we will lose a customer. As our business model develops, the sustainability of the customer news letters will be one of our performance indicators. We will need to track the correlation between success of the newsletter and the amount of advertising they generate. Our Management should then be able to ascertain which will be sustainable long term customers and try to solicit more of the same type of businesses to ensure continued growth.

We are currently only selling leads for the generation of financial news letters. We currently have one customer for this sector of our business. Their financial newsletter is a daily commentary on current economic trends, a technical analysis of the market and buy and sell recommendations for both a long term and short term trading strategy. This client has advised us that they are not required under either U.S. or Swiss Securities laws to register as an investment advisor since they are only republishing information from other publicly available sources. We accept only cash payments from all of our customers. We do not take securities as payment for our services.

We do recognize revenue from various unrelated customers which individually comprised greater than 10% of total revenue. Revenue recognized from such entities was 32%, 31% and 16% for the year ended March 31, 2005; and 76%, 12% and 10% for the year ended March 31, 2004. A concentration of business in any one customer brings a certain amount of risk to our Company as the loss of any of these customers would dramatically affect our business. We are expecting to expand our business by advertising our services on the internet in the coming year. It is a major part of our business plan to expand the news letter business, not only in the financial area but in other areas as well, such as health and travel. There is significant competition, though, for this type of business with several large companies providing these services to people. To expand in the market we will try to stay competitive with the price of the leads we sell and by providing a flawless service of distributing the news letter. Our challenge will be to try to keep our service level as high as possible with the limited resources we have. Our business can be very technical and having qualified employees to manage the systems can be very expensive. This is one of the reasons we have not been able to expand our business, as we want to be able to provide our customers with the maximum amount of customer service and we do not have the employee base to meet this level of service yet. Over the next twelve months we plan to add additional employees to meet these technical requirements of the business.

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

As we currently have a concentration of revenue with three customers, the loss of any one of those customers would be extremely detrimental to the survival of the Company. We currently have a good relationship with our customers. The financial success of a financial news letter is heavily dependent upon their investment track record. In today's uncertain geo-political world there is a great risk for extreme market swings, which could easily detrimentally affect the customer's investment track record. If our customers lose their revenue, they would not be in a position to buy advertising and leads from us. The loss of our one customer would have a detrimental affect on our ability to continue in business.

As a result of our incurring continuing losses since inception, our deficiency in working capital at March 31, 2005 and other factors, our independent certified public accountants have included an explanatory paragraph in their report on our financial statements, regarding having substantial doubt about our ability to continue as a going concern. In the event that we are unable to raise additional capital or generate sufficient revenue to meet our current liabilities, we may have to shut down our business operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2005 COMPARED TO THE YEAR ENDED MARCH 31, 2004

For the year ended March 31, 2005, we had revenues of $89,037, as compared to revenues of $161,998 for the year ended March 31, 2004, a decrease of $72,961 or 45%. This decrease is attributable to a decrease in leads purchased by our main customers. The decrease in revenue can also be attributed to the slow down in additional services we are providing our customers such as database management, website management and EDGAR filing services. Our inability to fund additional advertising until recently has effect our ability to attract additional customers with our limited advertising budget.

For the year ended March 31, 2005, we had operating expenses of $116,103, compared to $204,709 for the year ended March 31, 2004, a decrease of $88,606 or 43%. This decrease is primarily attributable to better control of costs and a reduction of legal fees that were incurred as a result of increase in registration filings. Further, decreased business operations eliminated costs which were incurred in the year ended March 31, 2004.  Management made a strong effort to control its costs in the period ended March 2005 to conserve capital.

For the year ended March 31, 2005, we had a net loss of $27,066, compared to a loss of $42,701for the year ended March 31, 2004, a decrease of $15,635 or 37%. This decrease is primarily attributable to the decrease in revenues that were generated from the distribution of third party newsletters.   This decrease in revenue was offset by lower variable costs of operation.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2004 COMPARED TO THE YEAR ENDED MARCH 31, 2003

For the year ended March 31, 2004, we had revenues of $161,998, as compared to revenues of $72,530 for the year ended March 31, 2003, an increase of $89,468 or 123%. This increase is attributable to an increase distribution of our customer's newsletters to third parties wanting financial information.  Our customers continue to buy leads from us and increase their distribution base. This increase in buying leads is a large contributing factor to the larger revenue. The increase in revenue can also be attributed to the additional services we are providing our customers such as database management, website management and EDGAR filing services.

For the year ended March 31, 2004, we had operating expenses of $204,709, compared to $180,896 for the year ended March 31, 2003, an increase of $23,813 or 13%. This increase is primarily attributable to increased consulting fees, professional fees and management fees that were incurred as a result of increase in registration filings, as well as the increased business operations creating additional costs which were not incurred in the year ended March 31, 2003.  For example, professional fees were $61,912 for the 1 year period ended March 2004 versus $9,381 for the same period ended March 2003, an increase of $52,531 or 560%. This increase in professional fees was caused mainly by the expense of filing a registration statement. There were additional costs in the period of 2004 associated with running the business for one full year such as writing and reviewing business contracts by legal counsel. General and administrative fees $27,547 and $56,340 respectively for the 1 year period ended March 31, 2004 and 2003. This decrease of $28,793 or 51% can be generally attributed to the slow down in sales and therefore a corresponding lower cost with less business. The higher G&A expense in 2003 can be attributed to start up costs incurred in operating a new business. As well, management made a strong effort to control its costs in the period ended March 2004 to conserve capital. In the 1 year period ended March 2003 we had a line item expense of loss on disposal of assets for $13,500 of which $10,000 was for gaming software, the balance for computers. As this software was abandoned in 2003, we did not have the corresponding expense in the same period ended March 2004. Fees paid as wages and outside consulting fees were $88,935 and $48,799 respectively for the period end March 2004 and 2003 an increase of $40,128 or 82%. The increase can be attributed to the amount paid to our sole employee and to the president of the company. In the 1 year period ended March 2003, we incurred travel costs of $10,410. There were no material travel expenses incurred in the same period ended March 2004. The travel in 2003 can be attributed to sending staff to software training sessions. There were no such programs taken in the year ended March 2004. For the period ended March 2003 we had advertising expenses of $11,033. In the same 1 year period ended March 2004, we had advertising expenses of $24,407 an increase of $13,374 or 121%. This increase can be attributed to the increase marketing effort we had to increase sales.

For the year ended March 31 2004 we had a net loss of $42,701, compared to a loss of $121,766 for the year ended March 31, 2003, a decrease of $79,065 or 65%. This decrease is primarily attributable to the increase in revenues that were generated from the distribution of third party newsletters.   This increase in revenue allowed us to cover fixed costs and more of the variable costs of operation. The increase in revenue and corresponding profit in our wholly-owned subsidiary was offset by the increase in costs of professional fees such as legal and accounting in the Company. The loss in the Company was larger than the profit provided by the wholly owned subsidiary, Masterlist International.

Critical Accounting Policies:

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements Affecting The Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, "Share-Based Payment"Â This statement replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board's Opinion No. 25 (ABP 25), "Accounting for Stock Issued to Employees."   SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. Therefore, we are required to implement the standard no later than our second fiscal quarter which begins on July 1, 2005. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a "modified retrospective"  method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Item 7. Financial Statements
EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2005
AND 2004, AND PERIOD
FROM INCEPTION (JULY 9, 1998)
TO MARCH 31, 2005

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Express Systems Corporation
And Subsidiary

We have audited the accompanying consolidated balance sheets of Express Systems Corporation and Subsidiary (a Company in the Development Stage) as of March 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations for Express Systems Corporation and Subsidiary for the period from inception (July 9, 1998) through March 31, 2003, were audited by other auditors whose report dated June 11, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Express Systems Corporation and Subsidiary (a Company in the Development Stage) as of March 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended March 31, 2005 and 2004, and the period from April 1, 2003 through March 31, 2005 included in the cumulative amounts, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STALEY, OKADA & PARTNERS
Vancouver, Canada
June 1, 2005

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2005	March 31, 2004

CURRENT ASSETS:
Cash and cash equivalents	$1,960	$9,210
Trade accounts receiveable	35,014	47,220
Due from related parties (Note 4)	8,952	-

Total current assets	45,926	56,430

EQUIPMENT AND SOFTWARE, net of accumulated depreciation
and amortization of $3,674 and $2,116 respectively	2,363	3,921

TOTAL ASSETS	$48,289	$60,351

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$40,778	$27,777
Due to related parties (Note 4)	12,814	10,811

Total current liabilities	53,592	38,588

SHAREHOLDERS' EQUITY (DEFICIENCY) (Note 3):
Common stock, $.001 par value, 25,000,000 shares authorized,
2,560,200 shares issued and outstanding	2,560	2,560
Additional paid-in capital	272,790	272,790
Deficit accumulated during the development stage	(280,653)	(253,587)

Total shareholders' equity (deficit)	(5,303)	21,763

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$48,289	$60,351

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31, 2005	Year Ended March 31, 2004	Period from Inception (July 9, 1998 to March 31, 2005)

REVENUE	$ 89,037	$ 161,998	$ 323,565

EXPENSES:
Advertising	5,561	24,407	41,001
Consulting (Note 4)	50,615	70,835	240,249
Professional fees	38,373	61,912	120,252
Management fee (Note 4)	-	18,100	18,100
Travel	-	350	14,456
General and administrative	12,567	27,547	109,348
Bad debts	7,429	-	36,804
Depreciation and amortization	1,558	1,558	3,674

Total operating expenses	116,103	204,709	583,884

Loss from operations	(27,066)	(42,711)	(260,319)

OTHER INCOME (EXPENSE):
Interest income	-	10	110
Loss on disposal of assets	-	-	(13,500)
Total other income (expense)	-	10	(13,390)

NET LOSS	$ (27,066)	$ (42,701)	$ (273,709)

BASIC AND DILUTED LOSS PER
COMMON SHARE:

Net loss per common share	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE SHARES
OUTSTANDING	2,560,200	2,525,899

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 9, 1998) THROUGH MARCH 31, 2005

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage

BALANCES, at inception (July 9, 1998)	-	$ -	$ -	$ -

Sale of common stock to founders in July 1998
for $.001 per share	1,000,000	1,000	-	-

Sale of common stock in private placements:
November 1998 at $.01 per share	1,000,000	1,000	9,000	-
November 1998 for $.05 per share	35,000	35	1,715	-
January 2001 for $.50 per share	200,000	200	99,800	-

Net loss for the period from inception
to March 31, 2002	-	-	-	(89,120)

BALANCES, March 31, 2002	2,235,000	2,235	110,515	(89,120)

Sale of common stock in private placement:
November 2002 at $.50 per share	215,200	215	107,385	-

Net loss	-	-	-	(121,766)

BALANCES, March 31, 2003	2,450,200	2,450	217,900	(210,886)

Sale of common stock in private placement:
May 2003 at $.50 per share	110,000	110	54,890	-

Net loss	-	-	-	(42,701)

BALANCES, March 31, 2004	2,560,200	2,560	272,790	(253,587)

Net loss	-	-	-	(27,066)

BALANCES, March 31, 2005	2,560,200	$ 2,560	$ 272,790	$ (280,653)

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2005	Year Ended March 31, 2004	Period from Inception (July 9, 1998 to March 31, 2005)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (27,066)	$ (42,701)	$ (280,653)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,558	1,558	3,674
Bad debt expense	7,429	-	36,804
Loss on disposals of assets	-	-	13,500
Decrease (increase) in accounts receivable, net	4,777	(43,880)	(71,818)
Increase in receivable from related parties	(8,951)	-	(8,952)
(Decrease) increase in due to related party	2,003	(25)	3,395
Increase in accounts payable and accrued
expenses	13,001	33,566	50,197

Net cash used in operating activities	(7,250)	(51,482)	(253,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other asset	-	-	(3,500)
Purchases of property and equipment	-	-	(16,037)

Net cash used in investing activities	-	-	(19,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	55,000	275,350

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,250)	3,518	1,960

CASH AND CASH EQUIVALENTS, beginning of period	9,210	5,692	-

CASH AND CASH EQUIVALENTS, end of period	$ 1,960	$ 9,210	$ 1,960

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Write off of software and cancellation of
associated note payable	$ -	$ 50,000	$ 50,000

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

Express Systems Corporation ("Express") was incorporated on July 9, 1998 in the state of Nevada and is currently in the development stage. The Company, through its subsidiary, is in the business of advertising on the internet and selling opt-in lead generation lists.

The consolidated financial statements include the accounts of Express since the date of inception and its wholly-owned subsidiary, Masterlist International, Inc. ("Masterlist") since the date of purchase (see Note 2) (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company's consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company reported net losses of $27,066 and $42,701 for the years ended March 31, 2005 and 2004 respectively, and has an accumulated deficit of $280,653 at March 31, 2005. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going concern.

The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through increased sales and cost containment.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company uses the allowance method for accounting for bad debts. At March 31, 2005, management believes all receivables are collectible by the Company.

Equipment and Software

The Company provides for depreciation and amortization of these assets using the straight-line method based on estimated useful lives of, generally, three to five years.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition in Financial Statements."Â Revenue is generated primarily through the sale of leads to customers generated on the internet and is recognized for each qualified lead submitted to its customer, provided that collection is probable. When the qualified lead is submitted to its customer, the Company has provided all of the services under the terms of the arrangement.

Advertising

The Company expenses advertising costs as incurred. For the years ended March 31, 2005 and 2004, the Company expensed $5,561 and $24,407, respectively, for advertising expenses.

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
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company files a consolidated income tax return on a calendar year basis, therefore the Company presents its income tax information as of December 31, 2004, (see Note 5).

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

Fair Value of Financial Instruments

Substantially all of the Company's assets and liabilities, which include cash, trade accounts receivable, due from related parties, accounts payable and accrued liabilities and due to related parties, are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables, which are carried at contracted amounts that approximate fair value. Similarly, the Company's liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

Net Loss Per Share of Common Stock

The Company computes net income (loss) per share in accordance with SFAS no. 128, "Earnings per Share (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after September 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact the Company's financial position, results of operations or cash flows.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES(continued)

Recent Accounting Pronouncements (continued)

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

The FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Non-Monetary Assets" as an amendment to Accounting Principles Board Opinion No. 29 (APB 29), "Accounting for Non-Monetary Transactions." APB 29 prescribes that exchanges of non-monetary transactions should be measured based on the fair value of the assets exchanged, while providing and exception for non-monetary exchanges of similar productive assets. SFAS 153 eliminates the exception provided in APB 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for all non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect there to be any material effect on the Consolidated Financial Statements upon adoption of the new standard.

The FASB issued SFAS 123(R), "Share-Based Payment, a revision to SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) eliminates the intrinsic value accounting option in APB Opinion 25, "Accounting for Stock Issued to Employees," and generally requires the use of the fair-value based method of accounting for share based payment transactions with employees. In addition, the standard no longer permits entities to account for forfeitures as they occur but requires this amount to be estimated. SFAS 123(R) is effective for the reporting periods that begin after June 15, 2005 and may be applied under a modified prospective approach or a modified retrospective approach. The Company does not expect there to be any material impact on the Consolidated Financial Statements upon adoption of this revised standard under the modified prospective approach or the modified retrospective approach.

In March 2005, FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143"  (FIN No. 47) which mainly clarifies the timing of the recording of certain asset retirement obligations required by FASB Statement No. 143, "Accounting for Asset Retirement Obligations." The provisions of FIN are effective to fiscal years ending after December 15, 2005. The Company believes that the implementation of FIN No. 47 will not have a material impact on consolidated results of operations, financial position or liquidity.

NOTE 2 - BUSINESS ACQUISITION

In October 2002, prior to Mr. Bauer becoming a director of Express, Express loaned Blackstone Holding Corp. ("Blackstone"), an inactive Nevada company that Mr. Bauer was president and director of, $25,000. Blackstone was also the sole shareholder of Masterlist. In November 2002, Blackstone transferred all of the outstanding common stock of Masterlist to Express in consideration for the forgiveness of the loan. The acquisition was accounted for under the purchase method of accounting. Masterlist was incorporated in November 2002, and had no assets, liabilities or operations at the time of the acquisition.

NOTE 3- SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of 25,000,000 shares of $.001 par value voting common stock.

In July 1998, the Company issued 1,000,000 shares to its founders for $1,000.

The Company has sold common shares under private offering memorandums. In November 1998, the Company sold 1,000,000 shares of common stock for $.01 per share, and received proceeds of $10,000. Also in November 1998, the Company sold 35,000 shares of common stock for $.05 per share, and received proceeds of $1,750. In January 2001, the Company sold 200,000 shares of common stock for $.50 per share, and received proceeds of $100,000. In November 2002, the Company sold 215,200 shares of common stock for $.50 per share, and received proceeds of $107,600. In May 2003, the Company sold 110,000 shares of common stock at $.50 per share, and received proceeds of $55,000.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Concluded)

NOTE 4- RELATED PARTY TRANSACTIONS

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company at March 31, 2005 and 2004 was $12,814 and $10,811. The amounts are non-interest bearing and have no due dates.

During the years ended March 31, 2005 and 2004, the Company paid consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $50,615 and $88,935 respectively. In addition, during the year ended March 31, 2005, the Company paid a shareholder $5,500 for the use of office space.

During the year ended March 31, 2005, the Company has advanced monies to companies controlled by a shareholder of the Company. Services have been performed for the companies controlled by a shareholder for which amounts are outstanding. At March 31, 2005, the amount owed to the Company by related parties was $8,952 (2004 - $nil).

NOTE 5- INCOME TAXES

At December 31, 2004, the Company had an unused net operating loss carryforward of approximately $250,000 for income tax purposes, which expires at various dates through 2025. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. This net operating loss carryforward may result in future income tax benefits of approximately $93,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files a consolidated tax return on the calendar year basis.

Significant components of the Company's deferred tax liabilities and assets as of March 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax liabilities	$ -	$ -

Deferred tax assets:	$ 93,000	$ 86,000
Net operating loss carryforwards	(93,000)	(86,000)
Valuation allowance for deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets was increased by $7,000 and $15,000 during 2004 and 2003, respectively.

NOTE 6- INITIAL PUBLIC OFFERING

The Company made a public offering of securities on Form SB-2. The offering was accepted by the SEC on February 11, 2005. Subsequently, the Company completed its initial public offering by selling 400,000 shares of common stock at an offering price of $0.50 per share, for gross proceeds of $200,000 on April 5, 2005.

NOTE 7- MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

During the years ended March 31, 2005 and 2004, the Company recognized revenue from various unrelated entities which individually comprised greater than 10% of total revenues. Revenue recognized from such entities was 32%, 31% and 16% for the year ended March 31, 2005; and 76%, 12% and 10% for the year ended March 31, 2004.

Major customers accounted for 83% and 84% of receivables at March 31, 2005 and 2004, respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

(a) Disclosure Controls and Procedures.
As of the end of the period covering this Form 10-KSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". Our President and our CFO conducted this evaluation.

(i) Definition of Disclosure Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls.
Express recognizes that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected. However, the Chief Executive Officer and Chief Financial Officer believe that our system of disclosure controls and procedures provides reasonable assurance of achieving their objectives.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of these controls and procedures that our disclosure controls and procedures are effective in timely alerting them to material information relating to Express required being included in Express' periodic SEC filings.

(b) Changes in Internal Controls.
There have been no changes in Express' internal controls over financial reporting during the last fiscal quarter of 2004 that has materially affected or is reasonably likely to affect the Company's internal control over financial reporting.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Identification of Officers and Directors

Name	Age	Position
Randle Barrington-Foote	52	Director, President
Richard Brown	47	Director, Chief Financial Officer and Treasurer
Steven A. Sanders	60	Director, Secretary

Each of the above persons will serve as director until our next annual meeting of shareholders or until his/her successor is elected and qualified.

All officers of Express serve at the pleasure of the board of directors and will hold office until the next annual meeting of the Board of Directors. We do not have employment agreements with any of our officers or directors but we do pay Mr. Barrington-Foote $1,000 per month for his work for the Company. We anticipate that Mr. Barrington-Foote will spend approximately 20 hours per week working on Express and the directors will be available on an "as needed" basis. We would anticipate that directors would spend approximately 3 hours per month on Express business at either informal or formal board meetings.

The officers and directors each have experience in businesses most of which are unrelated to the type of business engaged by us. We believe that the diverse areas in which the officers and directors acquired their experience is important in building a well rounded management base. Our management has experience in the areas of sales and marketing.

Randle Barrington-Foote: Mr. Barrington-Foote has been the President and director of Express Systems since March 16, 2005 to date. He also acts as an independent mortgage broker for Meridian Financial Services, a position he has held since January 1, 2005. From February 1982 to December 2004 Mr. Barrington-Foote was with HSBC Bank Canada. In the last five years with HSBC he was an assistant Vice-President and Manager.

Steven A. Sanders: Mr. Sanders has served in his present position as a Director and Secretary since March 16, 2005. He also serves as a director of Op-Tech Environmental, a position he has held since December 1991. Since January 1, 2004, he has been of counsel to the law firm of Rubin, Bailin, Ortoli, Mayer Baker, LLP. From January 1, 2001 to December 31, 2003, he was counsel to the law firm of Spitzer Feldman PC. Mr. Sanders served as a partner in the law firm of Beckman, Millman Sanders LLP from October 1997 to December 2000.

Richard Brown: Mr. Brown has served as Director, Chief Financial Officer and Treasurer of our company since March 16, 2005. Since December 2001 to date he is a partner of Osprey Capital Partners LLC. Prior to that position he was the Chief Financial Officer of Navitrak International Corporation, a Canadian public company.

Express presently has not been in any merger/acquisitions discussions with anyone and presently, has no intentions to engage in any acquisition or merger agreements with any entity. Nor that have they approached, or been approached, by any companies with respect to an acquisition or merger. However, should a viable opportunity present itself, management certainly reserves the right to explore any and all options available if and when it may prove beneficial for the company, and its shareholders.

Board Committees

In November 2002, the Board of Directors established an Audit Committee. To date, Mr. Brown serves as the only members of the Audit Committee. The function of the Audit Committee is to select and engage, on behalf of Express, independent public accountants to audit Express' annual financial statements and to review and approve the planned scope of the annual audit.

Item 10. Executive Compensation

The following summary sets forth the cash and other compensation paid or accrued by Express for the years ending March 31, 2004 and 2005, respectively. In an oral agreement, Mr. Barrington-Foote is paid a monthly management fee of $1,000. There are no other terms to his monthly fee and he may be terminated with 30 days notice with no further compensation due to him. To date, Mr. Barrington-Foote has not received compensation in salary and bonus in excess of $100,000.

			Long Term Compensation

	Annual Compensation				Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock	Securities Underlying Options/ Award(s) ($)	LTIP SARs (#)	Payouts ($)	All Other Compensations ($)

Randle Barrington-Foote	2005	$1,000	$
President/ CEO	2004		$
	2003		$

Steven A. Sanders	2005		$
	2004		$
	2003		$

Richard Brown	2005		$
	2004		$
	2003		$

Lawrence Rosenblat	2005	$18,100	$
	2004		$
	2003		$

Employment Agreements

To date, Express has not entered into any employment contracts with its employee.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the shares of voting stock of Express, as of March 31, 2005 by: (i) each person who is known by Express to beneficially own more than 5% of common stock; (ii) Express' Chief Executive Officer; (iii) each director; and, (iv) all directors and executive officers of Express as a group.

Name and Address of Beneficial Owner(s)	Shares Beneficially Owned

Number		Percent(1)
5% Stockholders:
G.M. Capital Partners, Ltd.(2) Usteristrasse19 POB 6681 CH-8023 Zurich Switzerland	1,000,000	32.7%

Husky Holdings Limited (3) Place de Saint-Gervais 1 Case Postale 2049 CH-1211 Geneve 1 Switzerland	178,000	5.8%

Tamarin Investment Group Inc. (4) 22 Hill Street St. Helier, Jersey JE4 9XB Channel Islands	180,000	5.8%

Executive Officers and Directors:

Randle Barrington-Foote Director/President 114 W. Magnolia Street #446 Bellingham, WA 98225	25,000	<1%

Steven A. Sanders Secretary and Director 114 W. Magnolia Street #446 Bellingham, WA 98225	25,000	<1%

Richard Brown 114 W. Magnolia Street #446 Bellingham, WA 98225	25,000	<1%

All executive officers and directors as a group	75,000	2.5%

(1)   These percentage calculations are based on 3,055,200 shares, which are outstanding prior to this offering as of March 31, 2005
(2)   J.A. Michie, managing director, Mark Hartman and Martin Stuiki are the only shareholders.
(3)   Walter Stapfer managing director, sole shareholder.
(4)   Debra Dixon managing director, sole shareholder

Market Information

Our common stock is not traded on any exchange. We plan to eventually seek listing on the Over-The-Counter Bulletin Board ("OTCBB"). We cannot guarantee that we will obtain a listing. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

Item 12. Certain Relationships and Related Transactions

During the past two years, we have not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Express' capital stock.

During the year ended March 31, 2002, Express advanced $12,000 to its former President and shareholder, Mr. Philip Fox, interest free. During the year ended March 31, 2003, the loan was charged as a consulting expense as Mr. Fox continued to work for us but did not collect any monthly fees.

A principal shareholder of Capilano Holdings, Ltd., also a shareholder of Express, advanced $10,811 to Express for operating expenses. The amount owed by Express at March 31, 2005 and March 31, 2004 was $12,814 and $10,811, respectively. The amounts are non-interest bearing and have no due dates. Express also re-imbursed Capilano Holdings for expenses paid on its behalf during the year ended March 2003 in the amount of $11,600.

During the years ended March 31, 2005 and 2004, Express paid consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $50,615 and $88,935 respectively. In addition, during the year ended March 31, 2005, the Company paid a shareholder $5,500 for the use of office space.

Item 13. Exhibits

INDEX TO EXHIBITS

Exhibit No	Identification of Exhibit
3.1	Articles of Incorporation*
3.2	By-Laws*
4.1	Form of specimen of common stock*
5.1	Legal Opinion of Rubin, Bailin, Ortoli, Mayer & Baker LLP*
10.1	Overture Agreement*
10.2	List-op Agreement*
10.3	Bluegenesis.com*
10.4	Google Agreement*
10.5	Form of Subscription Agreement*
10.6	Escrow Agreement with Rubin, Bailin, Ortoli, Mayer & Baker LLP*
16.1	8-K Resignation Letter - Spicer Jeffries LLP*
21.1	List of Subsidiaries*
23.1	Consent of Auditor (Staley, Okada & Company)
23.2	Consent of Auditor (Spicer Jeffries LLP)*
31.1	Certification of Principal Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed

Item 14. Principal Accountant Fees and Services

The independent auditor for the last two fiscal years was Staley, Okada & Partners.

Audit Fees

The aggregate fees billed by Staley, Okada & Partners for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB for the fiscal year ended March 31, 2004 was CAD$7,500 and March 31, 2005 was CAD$10,809.50.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the year ended March 31, 2005 was CAD$5,975 and March 31, 2004 was nil.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended March 31, 2005 was nil and March 31, 2004 was nil.

All Other Fees

The aggregate fees billed for all other professional services rendered by the Company's independent auditors for the fiscal year ended March 31, 2005 was nil and March 31, 2004 was nil.

The Audit Committee does not have any pre-approval policies or procedures. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EXPRESS SYSTEMS CORPORATION

By:	/s/Randle Barrington-Foote
Randle Barrington-Foote, President

Date:	June 30, 2005

By:	/s/Richard Brown
Richard Brown, Chief Financial Officer

Date:	June 30, 2005