Form 10QSB
period 2005-06-30
EXPRESS SYSTEMS CORP
filed 2005-08-11
CIK 1074447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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
(Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Express Systems was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X] No [ ]

The Issuer had 3,055,200 shares of common stock issued and outstanding as of June 30, 2005

Express Systems Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED
JUNE 30, 2005 AND PERIOD FROM
INCEPTION (JULY 9, 1998)
TO JUNE 30, 2005
(UNAUDITED)

(EXPRESSED IN US DOLLARS)

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2005	March 31, 2005
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$ 121,414	$ 1,960
Trade accounts receivable	32,194	35,014
Due from related parties (Note 4)	19,377	8,952
Prepaid expenses	149	-

Total current assets	173,134	45,926

EQUIPMENT AND SOFTWARE, net of accumulated depreciation of $4,064 and $3,674 respectively	1,973	2,363

TOTAL ASSETS	$ 175,107	$ 48,289

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 44,883	$ 40,778
Due to related parties (Note 4)	6,648	12,814

Total current liabilities	51,531	53,592

SHAREHOLDERS' EQUITY (DEFICIENCY) (Note 3):
Common stock, $.001 par value, 25,000,000 shares authorized, 3,055,200 shares issued and outstanding	3,055	2,560
Additional paid-in capital	478,446	272,790
Deficit accumulated during the development stage	(357,925)	(280,653)

Total shareholders' equity	123,576	(5,303)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 175,107	$ 48,289

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Year Ended March 31, 2005	Year Ended March 31, 2004	Period From Inception (July 9, 1998) to June 30, 2005
	(Unaudited)	(Unaudited)	(Audited)	(Audited)	(Unaudited)

REVENUE (Note 5)	$ 9,483	$ 28,552	$ 89,037	$ 161,998	$ 333,048

EXPENSES:
Advertising	573	3,446	5,561	24,407	41,574
Consulting (Note 4)	20,500	16,656	50,615	70,835	260,750
Professional fees	24,955	5,000	38,373	61,912	144,126
Management fee (Note 4)	3,000	-	-	18,100	21,100
Travel	-	-	-	350	14,456
General and Administrative	37,337	2,147	12,567	27,547	154,709
Bad Debts	-	-	7,429	-	36,804
Depreciation and amortization	390	390	1,558	1,558	4,064

Total operating expenses	86,755	27,639	116,103	204,709	677,583

Income (loss) from operations	(77,272)	913	(27,066)	(42,711)	(344,535)

OTHER INCOME (EXPENSE):
Interest income	-	-	-	10	110
Loss on disposal of assets	-	-	-	-	(13,500)
Total other income (expense)	-	-	-	10	(13,390)

NET INCOME (LOSS)	$ (77,272)	$ 913	$ (27,066)	$ (42,701)	$ (357,925)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Net loss per common share	$ (0.03)	*	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,960,145	2 525,899	2 560,200	2,525,899

* - less than $.01

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 9, 1998) THROUGH JUNE 30, 2005

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage

BALANCES, at inception (July 9, 1998)	-	$ -	$ -	$ -

Sale of common stock to founders in July 1998 for $0.001 per share	1,000,000	1,000	-	-

Sale of common stock in private placements:
November 1998 at $.01 per share	1,000,000	1,000	9,000	-
November 1998 for $.05 per share	35,000	35	1,715	-
January 2001 for $.50 per share	200,000	200	99,800	-

Net loss for the period from inception to March 31, 2002	-	-	-	(89,120)

BALANCES, March 31, 2002	2,235,000	2,235	110,515	(89,120)
Sale of common stock in private placement:
November 2002 at $.50 per share	215,200	215	107,385	-

Net loss	-	-	-	(121,766)

BALANCES, March 31, 2003	2,450,200	2,450	217,900	(210,886)
Sale of common stock in private placement:
May 2003 at $.50 per share	110,000	110	54,890	-

Net loss	-	-	-	(42,701)

BALANCES, March 31, 2004	2,560,200	2,560	272,790	(253,587)

Net loss	-	-	-	(27,066)

BALANCES, March 31, 2005	2,560,200	2,560	272,790	(280,653)

Sale of common stock in private placement:
April 2005 at $.001 per share	75,000	75	-	-
April 2005 at $.50 per share	400,000	400	199,600	-

Shares issued for services rendered: April 2005 at $.50 per share	20,000	20	9,980	-

Issuance costs for shares issued	-	-	(3,924)	-

Net loss	-	-	-	(77,272)

BALANCES, June 30, 2005 (Unaudited)	3,055,200	$ 3,055	$ 478,446	(357,925)

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Year Ended March 31, 2005	Year Ended March 31, 2004	Period From Inception (July 9, 1998) to June 30, 2005
	(Unaudited)	(Unaudited)	(Audited)	(Audited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (77,272)	$ 913	$ (27,066)	$ (42,701)	$ (357,925)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	390	390	1,558	1,558	4,064
Bad debt expense	-	-	7,429	-	36,804
Loss of disposals of assets	-	-	-	-	13,500
Shares issued for services	10,000	-	-	-	10,000
Decrease (increase) in accounts receivable, net	2,820	(6,191)	4,777	(43,880)	(68,998)
Increase in receivable from related parties	(10,400)	-	(8,951)	-	(19,352)
Increase in pre-paid expenses	(149)	-	-	-	(149)
(Decrease) increase in due to related party	(6,166)	-	2,002	(25)	(2,771)
Increase in accounts payable and accrued expenses	4,105	(4,322)	13,001	33,566	54,302

Net cash used in operating activities	(76,672)	(9,210)	(7,250)	(51,482)	(330,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets	-	-	-	-	(3,500)
Purchases of property and equipment	-	-	-	-	(16,037)

Net cash used in investing activities	-	-	-	-	(19,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	196,126	-	-	55,000	471,476

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119,454	(9,210)	(7,250)	3,518	121,414

CASH AND CASH EQUIVALENTS , beginning of period	1,960	9,210	9,210	5,692	-

CASH AND CASH EQUIVALENTS , end of period	$ 121,414	$ -	$ 1,960	$ 9,210	$ 121,414

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Write off of software and cancellation of associated note payable	$ -	$ -	$ -	$ 50 000	$ 50 000

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The interim financial information as of and for the three months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company uses the allowance method for accounting for bad debts. At June 30, 2005, management believes all receivables are collectible by the Company.

Equipment and Software

The Company provides for depreciation and amortization of these assets using the straight-line method based on estimated useful lives of, generally, three to five years.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition in Financial Statements." Revenue is generated primarily through the sale of leads to customers generated on the internet and is recognized for each qualified lead submitted to its customer, provided that collection is probable. When the qualified lead is submitted to its customer, the Company has provided all of the services under the terms of the arrangement.

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

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company files a consolidated income tax return on a calendar year basis, therefore the Company presents its income tax information as of December 31, 2005 (see Note 6).

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

Net Loss Per Share of Common Stock

The Company computes net income (loss) per share in accordance with SFAS no. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The FASB issued SFAS 123(R), "Share-Based Payment," a revision to SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) eliminates the intrinsic value accounting option in APB Opinion 25, "Accounting for Stock Issued to Employees," and generally requires the use of the fair-value based method of accounting for share based payment transactions with employees. In addition, the standard no longer permits entities to account for forfeitures as they occur but requires this amount to be estimated. SFAS 123(R) is effective for the reporting periods that begin after June 15, 2005 and may be applied under a modified prospective approach or a modified retrospective approach. The Company does not expect there to be any material impact on the Consolidated Financial Statements upon adoption of this revised standard under the modified prospective approach or the modified retrospective approach.

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

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

NOTE 3- SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of 25,000,000 shares of $.001 par value voting common stock.

In July 1998, the Company issued 1,000,000 shares to its founders for $1,000.

The Company has sold common shares under private offering memorandums. In November 1998, the Company sold 1,000,000 shares of common stock for $.01 per share, and received proceeds of $10,000. Also in November 1998, the Company sold 35,000 shares of common stock for $.05 per share, and received proceeds of $1,750. In January 2001, the Company sold 200,000 shares of common stock for $.50 per share, and received proceeds of $100,000. In November 2002, the Company sold 215,200 shares of common stock for $.50 per share, and received proceeds of $107,600. In May 2003, the Company sold 110,000 shares of common stock at $.50 per share, and received proceeds of $55,000. In April 2005, the Company sold 400,000 shares of common stock at $.50 per share, and received proceeds of $200,000. In April 2005, the Company sold 75,000 shares of common stock at $.001 per share, and received proceeds of $75 to the directors of the company and the company issued 20,000 shares of common stock at $0.50 per share for services valued at $10,000.

NOTE 4- RELATED PARTY TRANSACTIONS

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company as at March 31, 2005 and 2004 and the three months ended June 30, 2005 and 2004 was $12,814, $10,811, $6,648 and $10,811 respectively. The amounts are non-interest bearing and have no due dates.

During the years ended March 31, 2005 and 2004 and the three months ended June 30, 2005 and 2004, the Company paid consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $50,615, $88,935, $20,500 and $19,000 respectively. In addition, during the year ended March 31, 2005, the Company paid a shareholder $5,500 for the use of office space.

During the period ended June 30, 2005, the Company has advanced monies to companies controlled by a shareholder of the Company. Services have been performed for the companies controlled by a shareholder for which amounts are outstanding. At March 31, 2005 and the three months ended June 30, 2005, the amount owed to the Company by related parties was $8,952 and $19,377.

NOTE 5- MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

During the years ended March 31, 2005 and 2004, the Company recognized revenue from various unrelated entities of which three companies, individually comprised greater than 10% of total revenues. Revenue recognized from such entities was 32%, 31% and 16% for the year ended March 31, 2005; and 76%, 12% and 10% for the year ended March 31, 2004.

Major customers accounted for 83% and 84% of receivables at March 31, 2005 and 2004, respectively.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Concluded)

NOTE 6- INCOME TAXES

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

The valuation allowance for deferred tax assets was increased by $7,000 and $15,000 during 2005 and 2004, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-QSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

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

OVERVIEW

Our main goal is to generate revenue by generating lists of opt-in leads to be sold both on a wholesale and retail basis to buyers of the leads. An opt-in lead consists of, at a minimum, an e-mail address of an individual that requests more information on a product we are advertising for our customers. To be an opt-in name, the individual had to have responded to an advertisement posted on a web site on the world wide web that they found. None of our leads would come from unsolicited commercial e-mail also known as "spam".

Spam has become a very serious issue industry-wide in generating leads on the Internet. There may also be legislation introduced that severely penalizes companies involved in Spam. We do not generate any of our leads through the sending of unsolicited commercial e-mail. All of our leads are generated from single or double opt-in requests.

We believe that the Internet is, in effect, a borderless environment. Obviously, each user must respect the local laws of where they advertise their products. But we feel that we can locate our operations in the most favorable business locations without compromising the effectiveness of our advertising. For example, though our main business is located in the United States, our biggest customer is a Swiss company. Furthermore, to maintain the least expensive operating costs offset against our technical needs, our servers are maintained in Canada. To try and maintain and control costs, we subcontract out some of our technical work. To do this subcontract work, we post jobs that need to be completed on various Internet sites where contractors bid for the work. We have had some of our technical work completed for us in India, United States, Canada and the Philippines.

The main area we are concentrating on now are double opt-in leads of people wanting financial information and stock market newsletters. We also plan to manage our customers' databases and distribute their newsletters on a third party basis. We currently have one customer using this service. We do not have any editorial input into the newsletters that we distribute or that we will distribute in the future. The third area we have recently entered to generate revenue is the filing of SEC documents on Edgar for third parties. We have generated approximately $333,048 in total revenue since starting our current business through to June 30, 2005

There are many other types of markets for us to collect leads for. For example, we believe there is a large market for leads to be sold for debt consolidation, mortgages, health care, insurance and credit cards. We have not done any marketing in these areas but as capital becomes available we intend to pursue these areas of interest to generate additional lead business and potential additional revenue.

We feel that with the universal access to the internet, there is a market for us to sell leads for various services over the internet. We feel that individuals are becoming more sophisticated in their decision making process augmented by research done on the web. This active research done by individuals creates a demand for companies to fill the need of the research. Our job will be to put these two factions together by first collecting the names of people seeking a service and selling those names to the people that provide the service. We also feel that with the EDGAR system becoming more sophisticated and filings more numerous and time sensitive, there is a niche for us to fill to file documents for third parties particularly for those located in Europe and Canada. We believe that there is growth in this area though we have not done any formal market study. Our beliefs come from our experience in the public market arena and the promulgation of additional filing requirements by the SEC in accordance with Sarbanes-Oxley Act and its rule making authority. We expect the upward trend of number and expediency of filings to continue.

Our Company earns revenue in several ways. Our largest generator of revenue is from the selling of leads. We advertise key words on search engines such as Google. When a person clicks on our advertising we are charged a fee by the search engine. The fee we pay is usually between $.10 and $.40 per click. This type of advertising is quite commonly called "pay per click" advertising. When a person clicks on our advertising site it takes them to a form where they can sign up for a news letter we are advertising. When a person signs up for that newsletter that generates a lead which we sell to our customer. Generally, these leads are sold for $5.00 each. Our gross profit is the difference at which we sell our leads ($5.00) to the cost of generating that lead. On average it takes about 10 clicks on our advertising site to generate one saleable lead. Therefore our gross profit margin is between $1.00 and $4.00, depending on how much we are charged by the search engine per click.

In the development of our Company so far, we have not had sufficient capital to undertake studies for the effectiveness of our business strategy and model. The key performance indicators have been based mostly on the income statement of the subsidiary. That is, we have generated sufficient sales with reasonable gross margins for the subsidiary, on its own, to have positive cash flow. As a stand alone business the subsidiary has been profitable but due to the costs of this registration statement and administrative costs in the parent corporation, we have lost money overall. Another performance indicator has been revenue generated for our customers through the sale of newsletters. Management is currently working with our customers to improve the advertising and key word positioning to try and maximize customers' success for attracting subscribers. We cannot control the content of the news letter, which, in the end, is the ultimate success of our customers. The generation of leads for them is only the means to the end. Our customers need to provide a quality, sellable product. If not, they will not stay in business and we will lose a customer. As our business model develops, the sustainability of the customer news letters will be one of our performance indicators. We will need to track the correlation between success of the news letter and the amount of advertising they generate. Our Management should then be able to ascertain which will be sustainable long term customers and try to solicit more of the same type of businesses to ensure continued growth.

We are currently only selling leads for the generation of financial newsletters. We currently have three major customer for this sector of our business, which has generated about 83% of our revenue for the twelve month period ended March 31, 2005 and 90% of our revenue for the three month period ended June 30, 2005. Their financial newsletter is a daily commentary on current economic trends, a technical analysis of the market and buy and sell recommendations for both a long term and short term trading strategy. This client has advised us that they are not required under either U.S. or Swiss Securities laws to register as an investment advisor since they are only republishing information from other publicly available sources. We accept only cash payments from all of our customers. We do not take securities as payment for our services.

A concentration of business in one customer brings a certain amount of risk to our Company as the loss of this customer would dramatically affect our business. We are expecting to expand our business by advertising our services on the internet once we have completed this financing. It is a major part of our business plan to expand the news letter business, not only in the financial area but in other areas as well, such as health and travel. There is significant competition, though, for this type of business with several large companies providing these services to people. To expand in the market we will try to stay competitive with the price of the leads we sell and by providing a flawless service of distributing the news letter. Our challenge will be to try to keep our service level as high as possible with the limited resources we have. Our business can be very technical and having qualified employees to manage the systems can be very expensive. This is one of the reasons we have not been able to expand our business, as we want to be able to provide our customers with the maximum amount of customer service and we do not yet have the employee base to meet this level of service. Over the next twelve months we plan to add additional employees to meet these technical requirements of the business.

Over the long term, we believe that the internet is a growing medium and that more and more people will be using the internet for all types of research. We do not plan to exclusively market financial newsletters. We believe that there are other markets available in other areas of the economy. One particular area where we think long term growth will occur is in the health sector. As the baby boomers age, we believe that there will be more interest in the health and medical issues.

We do not think that short term business cycles will affect our company in either a positive or negative way. We feel there that the public is interested in obtaining information on their interests in a timely fashion regardless of the business cycle. We do not have any statistical evidence to support this believe but the assumption is part of our business model. The long term growth in the use of the internet is where we believe increasing revenues will be generated. Also, as economic cycles change, our marketing and lead generation will be geared towards those changes. For example, we may try to market for customers investing strategies in a non-inflationary environment. If inflation does become a factor in the economy, then our marketing would be advertising on investment strategies for high inflation.

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

We currently have limited funds to maintain our business. Until we do raise additional funds from the current offering, we intend to continue operations from cash flow from the sale of leads, management of databases, website management and EDGAR filings and from current working capital received from our recent financing. There can be no assurance given, though, that this cash flow will be enough to sustain operations until additional funds can be raised.

As a result of our incurring continuing losses since inception and other factors, our independent certified public accountants have included an explanatory paragraph in their report on our financial statements, regarding having substantial doubt about our ability to continue as a going concern. In the event that we are unable to raise additional capital or generate sufficient revenue to meet our current liabilities, we may have to shut down our business operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2005 COMPARED TO THE YEAR ENDED MARCH 31, 2004

For the year ended March 31, 2004, we had revenues of $161,998, as compared to revenues of $89,037 for the year ended March 31, 2005, a decrease of $72,961 or 45%. This decrease is attributable to a decrease in leads purchased by our main customers. The decrease in revenue can also be attributed to the slow down in additional services we are providing our customers such as database management, website management and EDGAR filing services. Our inability to fund additional advertising until recently has effected our ability to attract additional customers with our limited advertising budget.

For the year ended March 31, 2004, we had operating expenses of $204,709, compared to $116,103 for the year ended March 31, 2005, a decrease of $88,606 or 43%. This decrease is primarily attributable better control of costs and a reduction of legal fees that were incurred as a result of increase in registration filings. As well there was a decreased business operations eliminating costs which were incurred in the year ended March 31, 2004.  Management made a strong effort to control its costs in the period ended March 2005 to conserve capital.

For the year ended March 31 2004 we had a net loss of $42,701, compared to a loss of $27,066 for the year ended March 31, 2005, a decrease of $15,635 or 37%. This decrease is primarily attributable to the decrease in revenues that were generated from the distribution of third party newsletters.   This decrease in revenue was offset by lower variable costs of operation.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had $1,960 cash-on-hand compared to $9,210 as of March 31, 2004, a decrease of $7,250 or 79%.  The decrease can be attributed to our inability to generate profits from oprations and using cash to maintain operations.  As of March 31, 2005, our total current assets were less than our current liabilities by $7,666. Our current ratio (current assets to current liabilities ratio) for the 1 year period ended March 31, 2005 was 0.86. As of June 30, 2005 we had $121,414 cash on hand compared to $1,960 for the year ended March 31, 2005. This is an increase of approximately $119,454 or 6,095%. This increase can be attributed to our closing of the current offering of equity. Our current ratio for the three month period ended June 30, 2005 was 3.35. We currently still have limited funds to maintain our business. Until we do raise additional funds we intend to continue operations from cash flow from the sale of leads, management of databases, website management and EDGAR filings and from current working capital. There can be no assurance given, though, that this cash flow and working capital will be enough to sustain operations until additional funds can be raised.

We will also try to manage our costs to ensure that the cash flow from operations will allow us to maintain our business. This effort, however, may effect our ability to attract new customers and even maintain existing customers if we can not provide them with adequate services.   We have the authority to issue 25,000,000 shares of common stock, $0.001 par value. Prior to this filing, we have raised all funds through private placements. In July, 1998, we issued 1,000,000 shares of common stock to G.M Capital Partners, Ltd. for $1,000. In November 1998 we sold 1,000,000 shares of common stock to eight investors for $10,000. In November 1998 we also sold 35,000 shares of common stock for proceeds of $1,750. In January 2001, we sold 200,000 shares of common stock for proceeds of $100,000. In November 2002 we sold 215,200 shares of commons stock for proceeds of $107,600. In Arpil 2005 we sold 475,000 shares of common stock for proceeds of $200,075 and 20,000 shares of common stock were issued for services valued at $10,000.

Related Party Transactions

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

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company during the years ended March 31, 2005 and 2004 and the three months ended June 30, 2005 and 2004 was $12,814, $10,811, $6,648 and $10,811 respectively. The amounts are non-interest bearing and have no due dates.

During the years ended March 31, 2005 and 2004 and the three months ended June 30, 2005 and 2004, the Company paid consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $50,615, $88,935, $20,500 and $19,000 respectively. In addition, during the year ended March 31, 2005, the Company paid a shareholder $5,500 for the use of office space.

During the year ended March 31, 2005, the Company has advanced monies to companies controlled by a shareholder of the Company. Services have been performed for the companies controlled by a shareholder for which amounts are outstanding. At March 31, 2005, and the three months ended June 30, 2005, the amount owed to the Company by related parties was $8,952 and $19,377.

Working Capital

We had net working capital of $(7,666) at March 31, 2005, as compared to net working capital of $17,842 at March 31, 2004, a decrease of $25,508 or 142%. The decrease in working capital was the result of our continued inability to generate positive cash flow from operations.  We had working capital of $121,603 for the three month period ended June 30, 2005 compared to $(7,666) for the year ended March 31, 2005, an increase of $113,937. This increase can be attributed to the closing of our recent equity offering.  We still do not have sufficient working capital to maintain operations at a profitable level and are dependent upon cash flow from operations and the raising of additional capital to keep our operation going. We believe that the recent closing of our equity offering has given us sufficient capital to implement our business plan for the next 12 months. To maintain operations, though, even at a minimal level, we could not afford to lose any customers and the assumption that we can maintain operations through cash flow includes the assumption we will maintain all of our current customers. We are in the development stage and the following items could be used to assess our liquidity.

Cash Flow from Operating Activities

Net cash used in operating activities for the years ended March 31, 2005 and 2004 was $7,250 and $51,482 respectively, a decrease of $44,232 or 86%. The decrease is attributable to our slow down in business activity after implementing the opt-in lead program in December 2002.  Net cash used in operating activities for the three month period ended June 30, 2005 and 2004 was $76,672 and $9,210 an increase of $67,462 or 805%. This increase can be attributed to the lower sales generated and increased professional costs from our recent offering of equity.  We believe we should be able to generate more revenue from sales of leads and continue to use less cash in operations. As we do have a concentration of revenue from one customer, it is important for us to attract additional customers to ensure steady and growing cash flow to fund ongoing operations. The loss of this customer prior to finding additional customers would be detrimental to the business.

Cash Flow from Investing Activities

There was no cash flow from investing activities for the fiscal year ended March 31, 2005 and 2004, and for the three month period ended June 30, 2005 and 2004.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended March 31, 2005 was $0 as compared to $55,000 for the year ended March 31, 2004. The decrease is attributable to fewer common shares issued in fiscal year 2005 then in fiscal year 2004.  For the three month period ended June 30, 2005 and 2004 the net cash flow from financing activities was $196,126 and $0 respectively. The cash flow from financing activities in 2005 was from the sale of securities. There were no corresponding cash flows from investing activities in the three month period ended June 30, 2004 as no securities were sold.

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

To date we have raised most of our funds through equity placements pursuant to Regulation S and Regulation D, Rule 504. Most of this capital was used to start an internet gaming business. The company we had bought our license from subsequently went out of business and we abandoned that strategy. In November 2002, we raised approximately $107,000 to fund our initial lead generation business. $25,000 of those funds raised were used to acquire the technology for our business. The balance has been used for operating costs and initial start up of the business. In May 2003, the Company raised approximately $55,000 to fund continuing business operations. Recently, we have been operating mainly on the cash flow from our business but can provide no assurance that we may be able to continue to do so. Our sale of leads has dropped off significantly over the last 12 months, as we have been unable to attract any new customers. Our web site management business has maintained its revenue at a steady level of approximately $2,000 per month. Our new business, the filing of SEC documents on Edgar has generated approximately $5,000 in revenue since beginning in February 2004. We hope to grow this business over the ensuing month but due to a lack of funds, we have not been able to advertise our services on a consistent basis and we must rely on our personal contacts in the public market to generate business.

We have suffered recurring losses from operations, which raises substantial concern regarding our ability to continue as a going concern.

A key component to our strategy will be the implementation of a marketing plan to promote our web site. We intend spend $50,000 on the marketing strategy using Internet marketing programs to capture and retain customers. We would anticipate that the spending of these funds would be equally spread over a 12 month period. To initially penetrate the lead generation market, we intend to promote our web site by advertising on the internet. This campaign would be run over the ensuing nine months with anticipated total cost of $25,000. We will also focus on joint advertising ventures with complementary companies to promote our website. We would not expect to have the internet marketing program started for approximately 90 days and cost of this program would be approximately $30,000 spread over a 8 month period from the time it started. Internet marketing efforts will include advertising with online search engines affiliate marketing programs, and barter advertising. After making these expenditures, we will have remaining in working capital approximately $25,000. The remaining working capital funds will be used mainly to pay wages, a monthly management fee of $1,000 to the President, to pay ongoing legal and accounting expenses and monthly general office expenses for such things as postage, courier, and telephones.

Our functional currency is the United States Dollar and our consolidated financial statements are reported in United States Dollars unless otherwise stated.

RISKS RELATED TO OUR FINANCIAL CONDITION

We have very little operating history so it will be difficult for you to evaluate an investment in our common stock. We do not know whether we will be able to operate profitably.

We were formed on July 9, 1998, and since that time our business activities have been limited to seeking a viable licensing agreement to provide our services on the Internet. We entered into a software licensing agreement with Fairwind Technologies for internet gaming services but that license was abandoned. We are now proceeding to offer advertising and marketing services for opt-in e-mail leads over the internet. We have a limited number of customers and there is no assurance that we will be successful in obtaining any additional customers. It will be more difficult for you to evaluate the investment potential in a start-up company such as ours than in a company with an operating history. We do not know whether we will be able to operate profitably in the business we have chosen to develop. You run the risk of losing all or part of your investment.

Limited capital resources to continue in business.

We do not have an established source of revenue sufficient to cover our operating costs to allow us to continue as a going concern. In any event, to continue to expand our operations we will need to obtain additional bank financing or to sell additional debt or equity (or hybrid) securities in future public or private offerings. Any such equity based financing will result in further dilution in the equity ownership to the purchasers of the Shares offered hereby. There can be no assurances that any such additional financing will be completed. Consequently, our ability to continue as a going concern is dependent upon our ability to successfully operate profitably and/or raise additional capital through other means.

Our auditor’s opinion includes a statement that it has a substantial doubt about our ability to continue as a going concern.

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

RISKS RELATED TO OUR BUSINESS

As Randle Barrington-Foote has minimal experience in the internet marketing business and as a result he has a greater likelihood of failing to accomplish a number of necessary requirements for building an internet business, such as: (i) accurately estimating our capital needs; (ii) make poor decisions based on his lack of internet experience; or (iii) the development of necessary business relationships. The failure of Mr. Barrington-Foote to accomplish any of the aforementioned will result in our business being insolvent and unable to continue to attract customers.

Randle Barrington-Foote, an officer and director of Express, is a management consultant. However, his experience in an Internet service business is limited and has no experience in running an Internet service business.

Mr. Barrington-Foote’s lack of experience will make it difficult for him to successfully develop relationships with other companies necessary to make this company successful. Lack of experience could also cause him to make poor decisions; and could make it difficult for him to market and sell our services effectively. In addition, Mr. Barrington-Foote may not have correctly estimated the capital needs for a start up company such as Express nor anticipated all the regulatory implications of operating an on-line business.

Our president also serves as an officer and director in other businesses and as a result has limited time to devote to our business.  In the event that we encounter a material problem whether it be software related or otherwise, Mr. Barrington-Foote may not be available and our business may suffer.

The amount of time, which our officers and directors will devote to our business, will be limited. They may be unable to devote the time necessary to fully develop the business due to the fact that they devote time to other business interests. Our president also serves as an officer and director in other businesses. Thus, there exists potential conflicts of interest, including, among other things, time, effort and corporate opportunity involved with participation in other such business entities. We have no agreements with our officers and directors as to how they will allocate either their time to us or how they will handle corporate opportunities. At this time, none or our officers and directors are involved with a business, which would benefit from the same type of corporate opportunity as Express.

Express' is concentrating its business model on one technology which necessarily increases the risk that our business will fail as we have no other revenue stream to support us if our decision to use the internet as our business model is erroneous.

Express is attempting to use a single technology. Accordingly, Express is subject to all of the risks and uncertainty faced with the absence of diversification, new technology and ongoing product testing and validation. Should the software we intend to employ prove to be inadequate, become defective or obsolete, this could severely affect our ability to serve our customers and compete in an already very competitive arena. We are further constrained because we have no other agreements in place with any other software providers.

The performance of our web site is critical to the ability of Express to attract and retain users and advertisers. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors or failures when introduced. Any system error or failure that causes interruptions in availability or an increase in response time could result in a loss of potential users, list purchasers, and, if sustained or repeated, could reduce the attractiveness of the web site to users and list purchasers. A sudden and significant increase in the number of users of the web sites also could strain the capacity of the software, hardware, or telecommunications systems used by Express, which could lead to slower response time or systems failures. In addition, if the number of web pages or users of our web site increases substantially, our hardware and software infrastructure may not be able to adequately handle the increased demand. Failure of the software which we presently intend to use to adequately and consistently provide for the needs of our customers could have a catastrophic affect on our ability to continue business.

We must adapt to rapidly changing software and Internet technologies in order to be successful. Additionally, it is essential that we continually enhance our software and our web site and introduce new and more sophisticated services in order to address users' changing demands. Express could incur substantial costs when modifying its software and web site infrastructure in order to adapt to changes affecting providers of software and Internet services. Our business, results of operations and financial condition could be materially adversely affected if Express incurred significant costs to adapt, or cannot adapt, to these changes.

As we are operating in a segment of the internet market which has proven to be unpopular to a significant number of internet users, it is possible that persons may try to disrupt our business by interrupting our website operations to the extent that we can no longer send e-mail services to our targeted audience. If this occurs we may be unable to no longer operate our business as the costs of repairing any damage may outweigh the amount of revenue generated therefrom.

Our independent research and experience tell us that there are a significant number of people who actively seek out companies such as Express that are delivering double opt-in e-mail services and actively try to shut down their marketing efforts by complaining to the Internet Service Provider, commonly called the ISP, of Express or hacking into our sites. We may not have the technical capabilities to stop intruders to our sites and the damage they may create by changing codes and passwords. Furthermore, their complaints may force our ISP to disconnect our service. We may not have the resources, time or ability to source out ISP's that are willing to host our sites. Failure to have sites or an ISP would put us out of business.

Three customers have been responsible for 79% of our revenue for the twelve months ended March 31, 2005 and the loss of our relationship with our customers would be materially detrimental to our business as we would lose the majority of our revenue.

Three customers generated 79% of our total revenues for the twelve months ended March 31, 2005. In the event that any of these customers terminates its relationship with us, our business will suffer a material adverse effect as we may not be able to replace the revenue lost in time to save our business.

We have not entered into a written agreement with our customer and as a result the customer may terminate it at any time and without notice.

Although we believe that our customers are not regulated under the federal securities laws and as a result we may have liability for penalties in the event that they are found to be acting as an unregistered broker-dealer or investment adviser.

We have no clients that are presently regulated under the federal securities laws. One of our clients disseminates information about the technical position of U.S. equity markets, as well as alerts its subscribers to pertinent economic and corporate news of the day or that is to be released. Further, this client offers its subscribers buy and sell recommendations of both equity and options for both short term trading strategy and long term investment point of view. In the event that a client of ours is found to be acting as an unregistered broker-dealer or investment adviser we may be liable or incur penalties from state or federal agencies in our capacity as an agent of such client. The extent of such liability or penalties could be severe and could force us out of business.

RISKS RELATED TO THE STOCK MARKET AND CORPORATE CONTROL

We Have No Public Market For Our Stock And There Is No Assurance One Will Develop; You May Have Difficulty Liquidating Your Investment.

There is no public market for our shares of common stock. Although we have applied for listing on the OTC-BB, there is no assurance that we will be granted a listing. If we are granted a listing, there is no assurance that a market for our common shares will develop. If a market develops, there can be no assurance that the price of our shares in the market will be equal to or greater than the price per share investors pay in this offering; in fact, the price of our shares in any market that may develop could be significantly lower. Investors in this offering may have difficulty liquidating their investment.

FORWARD-LOOKING STATEMENTS

This document contains statements about our future operations, which involve risks and uncertainties. Our actual results could differ in significant ways from our anticipated future operations due to many factors, including "RISK FACTORS" beginning on Page 16.  The forward-looking statements presented in this document are based on events through the date on which the statements are made. You should carefully read all information in this prospectus including its detailed information and the financial statements and the accompanying explanatory notes before making an investment decision.

New Accounting Pronouncements

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

The FASB issued SFAS 123(R), "Share-Based Payment," a revision to SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) eliminates the intrinsic value accounting option in APB Opinion 25, "Accounting for Stock Issued to Employees," and generally requires the use of the fair-value based method of accounting for share based payment transactions with employees. In addition, the standard no longer permits entities to account for forfeitures as they occur but requires this amount to be estimated. SFAS 123(R) is effective for the reporting periods that begin after June 15, 2005 and may be applied under a modified prospective approach or a modified retrospective approach. The Company does not expect there to be any material impact on the Consolidated Financial Statements upon adoption of this revised standard under the modified prospective approach or the modified retrospective approach.

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

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition in Financial Statements." Revenue is generated primarily through the sale of leads to customers generated on the internet and is recognized for each qualified lead submitted to its customer, provided that collection is probable. When the qualified lead is submitted to its customer, the Company has provided all of the services under the terms of the arrangement.

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
(a) Exhibits

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

Dated: August 11, 2005	Express Systems Corporation /s/ Randle Barrington-Foote Randle Barrington-Foote President, CEO, and Director
Dated: August 11, 2005	/s/ Richard Brown Richard Brown Principal Accounting Officer, Principal Financial Officer and Director