Form 10QSB
period 2005-09-30
EXPRESS SYSTEMS CORP
filed 2005-11-02
CIK 1074447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Yes [ X] No [ ]

The Issuer had 3,055,200 shares of common stock issued and outstanding as of September 30, 2005

Express Systems Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Main Index

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2005	March 31, 2005
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$ 80,086	$ 1,960
Trade accounts receivable	35,054	35,014
Due from related parties (Note 4)	10,352	8,952
Prepaid expenses	2,500	-

Total current assets	127,992	45,926

EQUIPMENT AND SOFTWARE, net of accumulated depreciation of $4,064 and $3,674 respectively	1,973	2,363

TOTAL ASSETS	$ 129,965	$ 48,289

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 41,421	$ 40,778
Due to related parties (Note 4)	1,392	12,814

Total current liabilities	42,713	53,592

SHAREHOLDERS' EQUITY (DEFICIENCY) (Note 3):
Common stock, $.001 par value, 25,000,000 shares authorized, 3,055,200 shares issued and outstanding	3,055	2,560
Additional paid-in capital	478,446	272,790
Deficit accumulated during the development stage	(394,249)	(280,653)

Total shareholders' equity	87,252	(5,303)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 129,965	$ 48,289

The accompanying notes are an integral part of these statements.

Main Index

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004	Year Ended March 31, 2005	Year Ended March 31, 2004	Period From Inception (July 9, 1998) to June 30, 2005
	(Unaudited)	(Unaudited)	(Audited)	(Audited)	(Unaudited)

REVENUE (Note 5)	$ 15,643	$ 37,510	$ 89,037	$ 161,998	$ 339,208

EXPENSES:
Advertising	1,259	4,547	5,561	24,407	42,260
Consulting (Note 4)	33,945	32,485	50,615	70,835	274,195
Professional fees	46,374	20,826	38,373	61,912	165,545
Management fee (Note 4)	6,000	-	-	18,100	24,100
Travel	-	-	-	350	14,456
General and Administrative	41,271	4,581	12,567	27,547	158,643
Bad Debts	-	-	7,429	-	36,804
Depreciation and amortization	390	390	1,558	1,558	4,064

Total operating expenses	129,239	62,829	116,103	204,709	720,067

Income (loss) from operations	(113,596)	(25,319)	(27,066)	(42,711)	(380,859)

OTHER INCOME (EXPENSE):
Interest income	-	-	-	10	110
Loss on disposal of assets	-	-	-	-	(13,500)
Total other income (expense)	-	-	-	10	(13,390)

NET INCOME (LOSS)	$ (113,596)	$ (25,319)	$ (27,066)	$ (42,701)	$ (394,249)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Net loss per common share	$ (0.04)	$ (0.01)	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,007,932	2 560,200	2 560,200	2,525,899

The accompanying notes are an integral part of these statements.

Main Index

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 9, 1998) THROUGH JUNE 30, 2005

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage

BALANCES, at inception (July 9, 1998)	-	$ -	$ -	$ -

Sale of common stock to founders in July 1998 for $0.001 per share	1,000,000	1,000	-	-

Sale of common stock in private placements:
November 1998 at $.01 per share	1,000,000	1,000	9,000	-
November 1998 for $.05 per share	35,000	35	1,715	-
January 2001 for $.50 per share	200,000	200	99,800	-

Net loss for the period from inception to March 31, 2002	-	-	-	(89,120)

BALANCES, March 31, 2002	2,235,000	2,235	110,515	(89,120)
Sale of common stock in private placement:
November 2002 at $.50 per share	215,200	215	107,385	-

Net loss	-	-	-	(121,766)

BALANCES, March 31, 2003	2,450,200	2,450	217,900	(210,886)
Sale of common stock in private placement:
May 2003 at $.50 per share	110,000	110	54,890	-

Net loss	-	-	-	(42,701)

BALANCES, March 31, 2004	2,560,200	2,560	272,790	(253,587)

Net loss	-	-	-	(27,066)

BALANCES, March 31, 2005	2,560,200	2,560	272,790	(280,653)

Sale of common stock in private placement:
April 2005 at $.50 per share	400,000	400	199,600	-
April 2005 at $.001 per share	75,000	75	-	-

Shares issued for services rendered: April 2005 at $.50 per share	20,000	20	9,980	-

Issuance costs for shares issued	-	-	(3,924)	-

Net loss	-	-	-	(113,596)

BALANCES, September 30, 2005 (Unaudited)	3,055,200	$ 3,055	$ 478,446	(394,249)

The accompanying notes are an integral part of these statements.

Main Index

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004	Year Ended March 31, 2005	Year Ended March 31, 2004	Period From Inception (July 9, 1998) to June 30, 2005
	(Unaudited)	(Unaudited)	(Audited)	(Audited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (113,596)	$ (25,319)	$ (27,066)	$ (42,701)	$ (394,249)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	390	390	1,558	1,558	4,064
Bad debt expense	-	-	7,429	-	36,804
Loss of disposals of assets	-	-	-	-	13,500
Shares issued for services	10,000	-	-	-	10,000
Decrease (increase) in accounts receivable, net	(40)	25,395	4,777	(43,880)	(71,858)
Increase in receivable from related parties	(1,400)	(6,100)	(8,951)	-	(10,352)
Increase in pre-paid expenses	(2,500)	-	-	-	(2,500)
(Decrease) increase in due to related party	(11,422)	-	2,002	(25)	(8,027)
Increase in accounts payable and accrued expenses	543	2,709	13,001	33,566	50,740

Net cash used in operating activities	(118,025)	(2,925)	(7,250)	(51,482)	(371,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets	-	-	-	-	(3,500)
Purchases of property and equipment	-	-	-	-	(16,037)

Net cash used in investing activities	-	-	-	-	(19,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	196,151	-	-	55,000	471,501

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,126	(2,925)	(7,250)	3,518	80,086

CASH AND CASH EQUIVALENTS , beginning of period	1,960	9,210	9,210	5,692	-

CASH AND CASH EQUIVALENTS , end of period	$ 80,086	$ 6,285	$ 1,960	$ 9,210	$ 80,086

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Write off of software and cancellation of associated note payable	$ -	$ -	$ -	$ 50 000	$ 50 000

The accompanying notes are an integral part of these statements.

Main Index

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

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through increased sales and cost containment.

The interim financial information as of and for the six months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company uses the allowance method of accounting for bad debts. At September 30, 2005, management believes all receivables are collectible by the Company.

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

Main Index

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company files a consolidated income tax return on a calendar year basis, therefore the Company presents its income tax information as of December 31, 2005 (see Note 5).

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

Main Index

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Substantially all of the Company’s assets and liabilities, which include cash, trade accounts receivable, due from related parties, accounts payable and accrued liabilities and due to related parties, are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables, which are carried at contracted amounts that approximate fair value. Similarly, the Company’s liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

Net Loss Per Share of Common Stock

The Company computes net income (loss) per share in accordance with SFAS no. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after September 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact the Company’s financial position, results of operations or cash flows.

In May 2003, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or

Main Index

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Recent Accounting Pronouncements (continued)

asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company’s financial position or results of operations.

The FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Non-Monetary Assets” as an amendment to Accounting Principles Board Opinion No. 29 (APB 29), “Accounting for Non-Monetary Transactions.” APB 29 prescribes that exchanges of non-monetary transactions should be measured based on the fair value of the assets exchanged, while providing and exception for non-monetary exchanges of similar productive assets. SFAS 153 eliminates the exception provided in APB 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for all non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect there to be any material effect on the Consolidated Financial Statements upon adoption of the new standard.

The FASB issued SFAS 123(R), “Share-Based Payment,” a revision to SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) eliminates the intrinsic value accounting option in APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires the use of the fair-value based method of accounting for share based payment transactions with employees. In addition, the standard no longer permits entities to account for forfeitures as they occur but requires this amount to be estimated. SFAS 123(R) is effective for the reporting periods that begin after June 15, 2005 and may be applied under a modified prospective approach or a modified retrospective approach. The Company does not expect there to be any material impact on the Consolidated Financial Statements upon adoption of this revised standard under the modified prospective approach or the modified retrospective approach.

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143” (FIN No. 47) which mainly clarifies the timing of the recording of certain asset retirement obligations required by FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The provisions of FIN are effective to fiscal years ending after December 15, 2005. The Company believes that the implementation of FIN No. 47 will not have a material impact on consolidated results of operations, financial position or liquidity.

NOTE 2 - BUSINESS ACQUISITION

In October 2002, prior to Mr. Bauer becoming a director of Express, Express loaned $25,000 to Blackstone Holding Corp. (“Blackstone”), an inactive Nevada company that Mr. Bauer was president and director.   Blackstone was also the sole shareholder of Masterlist. In November 2002, Blackstone transferred all of the outstanding common stock of Masterlist to Express in consideration for the forgiveness of the loan. The acquisition was accounted for under the purchase method of accounting. Masterlist was incorporated in November 2002, and had no assets, liabilities or operations at the time of the acquisition.

Main Index

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

NOTE 3- SHAREHOLDERS’ EQUITY (DEFICIENCY)

The authorized capital stock of the Company consists of 25,000,000 shares of $.001 par value voting common stock.

In July 1998, the Company issued 1,000,000 shares to its founders for $1,000.

The Company has sold common shares under private offering memorandums. In November 1998, the Company sold 1,000,000 shares of common stock for $.01 per share, and received proceeds of $10,000. Also in November 1998, the Company sold 35,000 shares of common stock for $.05 per share, and received proceeds of $1,750. In January 2001, the Company sold 200,000 shares of common stock for $.50 per share, and received proceeds of $100,000. In November 2002, the Company sold 215,200 shares of common stock for $.50 per share, and received proceeds of $107,600. In May 2003, the Company sold 110,000 shares of common stock at $.50 per share, and received proceeds of $55,000. In April 2005, the Company sold 400,000 shares of common stock at $.50 per share, and received proceeds of $200,000. In April 2005, the Company sold 75,000 shares of common stock at $.001 per share, and received proceeds of $75 from the Company’s directors and the Company issued 20,000 shares of common stock at $0.50 per share for services valued at $10,000.

NOTE 4- RELATED PARTY TRANSACTIONS

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company as at March 31, 2005 and 2004 and the six months ended September 30, 2005 and 2004 was $12,814, $10,811, $1,392 and $10,811 respectively. The amounts are non-interest bearing and have no due dates.

During the years ended March 31, 2005 and 2004 and the six months ended September 30, 2005 and 2004, the Company paid consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $50,615, $88,935, $33,945 and $32,485 respectively. In addition, during the year ended March 31, 2005, the Company paid a shareholder $5,500 for the use of office space.

During the year ended March 31, 2005, the Company has advanced monies to companies controlled by a shareholder of the Company. Services have been performed for the companies controlled by a shareholder for whom amounts are outstanding. As at March 31, 2005, the amount owed to the Company by related parties was $8,952 (2004 - $nil). As at September 30, 2005 the amount due from related parties is $10,352.

Main Index

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

Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax liabilities	$ -	$ -

Deferred tax assets:	$ 93,000	$ 86,000
Net operating loss carryforwards	(93,000)	(86,000)
Valuation allowance for deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets was increased by $7,000 and $15,000 during 2005 and 2004, respectively.

NOTE 6- MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

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

Main Index

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

The following discussion and analysis should be read in conjunction with the information set forth under the caption "Selected Financial Data" and the financial statements and notes thereto included elsewhere in this quarterly report.  Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Our main areas we are concentrating on now are double opt-in leads of people wanting financial information and stock market newsletters. We also plan to manage our customers’ databases and distribute their newsletters on a third party basis. We currently have one customer using this service we provide. We do not have any editorial input into the newsletters that we distribute or that we will distribute in the future. Our third area we have recently entered to generate revenue is the filing of SEC documents on Edgar for third parties. We have generated approximately $339,208 in total revenue since starting our current business through to September 30, 2005

Main Index

There are many other types of markets for us to collect leads for. For example, we believe there is a large market for leads to be sold for debt consolidation, mortgages, health care, insurance and credit cards. We have not done any marketing into these areas but as capital becomes available we intend to pursue these areas of interest to generate additional lead business and potential additional revenue.

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

In the development of our Company so far, we have not had sufficient capital to undertake studies for the effectiveness of our business strategy and model. The key performance indicators have been based mostly on the income statement of the subsidiary. That is, we have generated sales with reasonable gross margins for the subsidiary to operate as a stand alone business. Due to the costs of running a public company, overall, we have lost money. Another performance indicator is revenue generated for our customers through the sale of news letters. Management is currently working with our customers to improve the advertising and key word positioning to maximize customers' success for attracting subscribers. We cannot control the content of the news letter, which, in the end, is the ultimate success of our customers. The generation of leads for them is only the means to the end. Our customers need to provide a quality, sellable product. If not, they will not stay in business and we will lose a customer. As our business model develops, the sustainability of the customer news letters will be one of our performance indicators. We will need to track the correlation between success of the news letter and the amount of advertising they generate. Our Management should then be able to ascertain which will be sustainable long term customers and try to solicit more of the same type of businesses to ensure continued growth.

Main Index

We are currently only selling leads for the generation of financial news letters. We currently have one major customer for this sector of our business, which has generated about 83% of our revenue for the twelve month period ended March 31, 2005 and 90% of our revenue for the six month period ended September 30, 2005. Their financial newsletter is a daily commentary on current economic trends, a technical analysis of the market and buy and sell recommendations for both a long term and short term trading strategy. This client has advised us that they are not required under either U.S. or Swiss Securities laws to register as an investment advisor since they are only republishing information from other publicly available sources. We accept only cash payments from all of our customers. We do not take securities as payment for our services.

A concentration of business in one customer brings a certain amount of risk to our Company as the loss of this customer would dramatically affect our business. We are expecting to expand our business by advertising our services on the internet. It is a major part of our business plan to expand the news letter business, not only in the financial area but in other areas as well, such as health and travel. There is significant competition, though, for this type of business with several large companies providing these services to people. To expand in the market we will try to stay competitive with the price of the leads we sell and by providing a flawless service of distributing the news letter. Our challenge will be to try to keep our service level as high as possible with the limited resources we have. Our business can be very technical and having qualified employees to manage the systems can be very expensive. This is one of the reasons we have not been able to expand our business, as we want to be able to provide our customers with the maximum amount of customer service and we do not have the employee base to meet this level of service yet. Over the next twelve months we have no plans to add additional employees to meet these technical requirements of the business.

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

We do not think that short term business cycles will affect our company in either a positive or negative way. We feel that the public is interested in obtaining information on their interests in a timely fashion regardless of the business cycle. We do not have any statistical evidence to support this belief but the assumption is part of our business model. The long term growth in the use of the internet is where we believe increasing revenues will be generated. Also, as economic cycles change, our marketing and lead generation will be geared towards those changes. For example, we may try to market for customers, investing strategies in a non-inflationary environment. If inflation does become a factor in the economy, then our marketing would be advertising on investment strategies for high inflation.

Main Index

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

Currently, we have limited funds to maintain our business until additional funds can be raised. We intend to continue operations from cash flows obtained from the sale of leads, management of databases, website management and EDGAR filings and from current working capital received from our recent financing. There can be no assurance given, though, that this cash flow will be enough to sustain operations until additional funds can be raised.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2005 COMPARED TO THE YEAR ENDED MARCH 31, 2004 AND THE SIX MONTH PERIOD ENDED SEPTEBMER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

For the year ended March 31, 2004, we had revenues of $161,998, as compared to revenues of $89,037 for the year ended March 31, 2005, a decrease of $72,961 or 45%. This decrease is attributable to a decrease in leads purchased by our main customers. The decrease in revenue can also be attributed to the slow down in additional services we are providing our customers such as database management, website management and EDGAR filing services. Our inability to fund additional advertising until recently has effected our ability to attract additional customers with our limited advertising budget. For the six month period ended September 30, 2005 we had revenues of $15,643, as compared to revenues of $37,510 for the six months ended September 30, 2004, a decrease of $21,867 or 58%. This decrease is attributable to a decrease in leads purchased by our main customers. The decrease in revenue can also be attributed to the slow down in additional services we are providing our customers such as database management, website management and EDGAR filing services. Our inability to fund additional advertising until recently has effected our ability to attract additional customers with our limited advertising budget.

Main Index

For the year ended March 31, 2004, we had operating expenses of $204,709, compared to $116,103 for the year ended March 31, 2005, a decrease of $88,606 or 43%. This decrease is primarily attributable to better control of costs and a reduction of legal fees that were incurred as a result of a decrease in registration filings in the 2005 fiscal year. As well there was a decreased business operations eliminating costs which were incurred in the year ended March 31, 2004.  Management made a strong effort to control its costs in the period ended March 2005 to conserve capital. For the six month period ended Sepetember 30, 2005, we had operating expenses of $129,239, compared to $62,829 for the 6 month period ended September 30, 2004, an increase of $66,410 or 106%. The large increase can be attributed to large increase in professional fees associated with our audit and on going legal expenses and a large increase in G&A as we try to expand our business.

For the year ended March 31 2004 we had a net loss of $42,701, compared to a net loss of $27,066 for the year ended March 31, 2005, a decrease of $15,635 or 37%. Although we encountered a decrease is primarily attributable to the decrease in revenues that were generated from the distribution of third party newsletters, such decrease in revenue was offset by lower variable costs of operation. For the 6 month period ended September 30, 2005 we had a net loss of $113,596, compared to a loss of $25,319 for the six months ended September 30, 2004 an increase of $88,277 or 349%. This increase in net loss can be attributed to fewer sales generated in the period offset by the higher costs of trying to expand the business.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had $1,960 cash-on-hand compared to $9,210 as of March 31, 2004, a decrease of $7,250 or 79%.  The decrease can be attributed to our inability to generate profits from operations and using cash to maintain operations.  As of March 31, 2005, our total current assets were less than our current liabilities by $7,666. Our current ratio (current assets to current liabilities ratio) for the 1 year period ended March 31, 2005 was 0.86. As of September 30, 2005 we had $80,086 cash on hand compared to $1,960 for the year ended March 31, 2005. This is an increase of approximately $78,126 or 3,986%. This increase can be attributed to our closing of the offering of equity. Our current ratio for the six month period ended September 30, 2005 was 3.0. We currently still have limited funds to maintain our business. Until we do raise additional funds we intend to continue operations from cash flow from the sale of leads, management of databases, website management and EDGAR filings and from current working capital. There can be no assurance given, though, that this cash flow and working capital will be enough to sustain operations until additional funds can be raised.

We will also try to manage our costs to ensure that the cash flow from operations will allow us to maintain our business. This effort, however, may effect our ability to attract new customers and even maintain existing customers if we cannot provide them with adequate services. We have 25,000,000 shares of common stock, $0.001 par value authorized. Prior to this filing, we have raised all funds through private placements. In July, 1998, we issued 1,000,000 shares of common stock to G.M Capital Partners, Ltd. for $1,000. In November 1998 we sold 1,000,000 shares of common stock to eight investors for $10,000. In November 1998 we also sold 35,000 shares of common stock for proceeds of $1,750. In January 2001, we sold 200,000 shares of common stock for proceeds of $100,000. In December 2002 we sold 215,200 shares of commons stock for proceeds of $107,600. In April 2005 we sold 400,000 shares of common stock for proceeds of $200,000. In April 2005, we also issued 75,000 shares at $.001 to directors for services. In June 2005 we issued 20,000 shares at a deemed value of $.50 per share for services valued at $10,000.

Main Index

Related Party Transactions

During the past two years, we have not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Express’ capital stock.

During the year ended March 31, 2002, Express advanced $12,000 to its former President and shareholder, Mr. Philip Fox, interest free. During the year ended March 31, 2003, the loan was charged as a consulting expense as Mr. Fox continued to work for us but did not collect any monthly fees.

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company at during the years ended March 31, 2005 and 2004 and the six months ended September 30, 2005 and 2004 was $12,814, $10,811, $1,392 and $10,811 respectively. The amounts are non-interest bearing and have no due dates.

During the years ended March 31, 2005 and 2004 and the six months ended September 30, 2005 and 2004, the Company paid consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $50,615, $88,935, $33,945 and $32,485 respectively. In addition, during the year ended March 31, 2005, the Company paid a shareholder $5,500 for the use of office space.

During the year ended March 31, 2005, the Company has advanced monies to companies controlled by a shareholder of the Company. Services have been performed for the companies controlled by a shareholder for whom amounts are outstanding. At March 31, 2005, the amount owed to the Company by related parties was $8,952 (2004 - $nil). In addition, during the year ended March 31, 2005, the Company paid a shareholder $5,500 for the use of office space.

Working Capital

We had net working capital of $(7,666) at March 31, 2005, as compared to net working capital of $17,842 at March 31, 2004, a decrease of $25,508 or 142%. The decrease in working capital was the result of our continued inability to generate positive cash flow from operations.  We had working capital of $85,279 for the six month period ended September 30, 2005 compared to $(7,666) for the year ended March 31, 2005, an increase of $92,945. This increase can be attributed to the closing of our equity offering of $200,000 in April 2005.  We still do not have sufficient working capital to maintain operations at a profitable level and are dependent upon cash flow from operations and the raising of additional capital to keep our operation going. We believe that the recent closing of our equity offering has given us sufficient capital to implement our business plan for the next 12 months. To maintain operations, though, even at a minimal level, we could not afford to lose any customers and the assumption that we can maintain operations through cash flow includes the assumption we will maintain all of our current customers. We are in the development stage and the following items could be used to assess our liquidity.

Main Index

Cash Flow from Operating Activities

Net cash used in operating activities for the years ended March 31, 2005 and 2004 was $7,250 and $51,482 respectively, a decrease of $44,232 or 86%. The decrease is attributable to our slow down in business activity after implementing the opt-in lead program in December 2002.  Net cash used in operating activities for the six month period ended September 30, 2005 and 2004 was $118,025 and $2,925 an increase of $115,100 or 3,935%. This increase is attributed to the lower sales generated and increased professional costs from our recent offering of equity and year end audit.  We believe we should be able to generate more revenue from sales of leads and continue to use less cash in operations. As we do have a concentration of revenue from one customer, it is important for us to attract additional customers to ensure as steady and growing cash flow to fund ongoing operations. The loss of this customer prior to finding additional customers would be materially adverse to the business.

Cash Flow from Investing Activities

There was no cash flow from investing activities for the fiscal year ended March 31, 2005 and 2004, and for the six month period ended September 30, 2005 and 2004.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended March 31, 2005 was $0 as compared to $55,000 for the year ended March 31, 2004. The decrease is attributable to fewer common shares issued in fiscal year 2005 then in fiscal year 2004.  For the six month period ended September 30, 2005 and 2004 the cash flow from financing activities was $196,151 and $0 respectively. The cash flow from financing activities in 2005 was from the sale of securities. There were no corresponding cash flows from investing activities in the six month period ended September 30, 2004 as no securities were sold.

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

To date we have raised most of our funds through equity placements pursuant to Regulation S and Regulation D, Rule 504 of the Securities Act of 1933, as amended. Most of this capital was used to start an internet gaming business. The company we purchased our license

Main Index

from subsequently went out of business and as a result we abandoned that strategy. In November 2002, we raised approximately $107,000 to fund our initial lead generation business. Of such funds raised, $25,000 was used to acquire the technology for our business. The balance has been used for operating costs and initial start up of the business. In May 2003, the Company raised approximately $55,000 to fund continuing business operations. Recently, we have been operating mainly on the cash flow from our business but can provide no assurance that we may be able to continue to do so. Our sale of leads has dropped off significantly over the last 12 months, as we have been unable to attract any new customers. Our web site management business has maintained its revenue at a steady level of approximately $2,000 per month. Our new business, the filing of SEC documents on Edgar has generated approximately $5,000 in revenue since beginning in February 2004. We hope to grow this business over the ensuing months but due to a lack of funds, we have not been able to advertise our services on a consistent basis and rely on our personal contacts in the public market to generate business.

We have suffered recurring losses from operations and have net working capital of $85,279 as of September 30, 2005, which raises substantial concern regarding our ability to continue as a going concern.

A key component to our strategy will be the implementation of a marketing plan to promote our web site. We continue to spend up to $50,000 on the marketing strategy using Internet marketing programs to capture and retain customers. The spending of these funds is being equally spread over a 12 month period. The remaining working capital funds will be used mainly to pay wages, a monthly management fee of $1,000 to the President, to pay ongoing legal and accounting expenses and monthly general office expenses for such things as postage, courier, and telephones.

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

Main Index

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

Main Index

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

Main Index

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings.
None
Item 2.	Changes in Securities
None
Item 3.	Defaults by the Company on its Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits

Main Index
INDEX TO EXHIBITS

Exhibit No	Identification of Exhibit
31.1	Certification of Principal Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 2, 2005	Express Systems Corporation /s/ Randle Barrington-Foote Randle Barrington-Foote President, CEO, and Director
Dated: November 2, 2005	/s/ Richard Brown Richard Brown Principal Accounting Officer, Principal Financial Officer and Director