Form 10QSB
period 2005-12-31
EXPRESS SYSTEMS CORP
filed 2006-02-07
CIK 1074447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2005

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

Yes [ x] No [   ]

The Issuer had 3,135,200 shares of common stock issued and outstanding as of December 31, 2005.

Express Systems Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED
DECEMBER 31, 2005 AND PERIOD FROM
INCEPTION (JULY 9, 1998)
TO DECEMBER 31, 2005

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2005 (Unaudited)	March 31, 2005 (Audited)

CURRENT ASSETS:
Cash and cash equivalents	$ 33,404	$ 1,960
Trade accounts receivable	45,444	35,014
Due from related parties (Note 3)	8,952	8,952
Prepaid expenses	2,101	-

Total current assets	89,901	45,926

EQUIPMENT AND SOFTWARE, net of accumulated depreciation of $4,064 and $3,674 respectively	1,973	2,363

TOTAL ASSETS	$91,874	$ 48,289

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 40,829	$ 40,778
Due to related parties (Note 3)	1,392	12,814

Total current liabilities	42,221	53,592

SHAREHOLDERS’ EQUITY (DEFICIENCY) (Note 2):
Common stock, $.001 par value, 25,000,000 shares authorized, 3,135,200 and 2,560,000 shares issued and outstanding	3,135	2 560
Additional paid-in capital	478,446	272 790
Deficit accumulated during the development stage	(431,928)	(280,653)

Total shareholders’ equity	49,653	(5,303)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 91,874	$ 48,289

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$ 9,232	$ 13,168	$ 24,875	$ 50,678

EXPENSES:
Advertising	5,972	868	7,231	5,415
Consulting (Note 3)	12,000	14,000	45,945	46,485
Professional fees	20,956	12,527	67,330	33,353
Management fee (Note 3)	-	-	3,000	-
Travel	4,000	-	7,000	-
General and Administrative	3,983	(405)	45,254	4,176
Bad Debts	-	-	-	-
Depreciation and amortization	-	780	390	1,170

Total operating expenses	46,911	27,770	176,150	90,599

Loss from operations	(37,679)	(14,602)	(151,275)	(39,921)

OTHER INCOME (EXPENSE):
Interest income	-	-	-	-
Loss on disposal of assets	-	(1,400)	-	(1,400)
Total other income (expense)	-	(1,400)	-	(1,400)

NET LOSS	$ (37,679)	$ (16,002)	$ (151,275)	$ (41,321)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Net loss per common share	$ (0.01)	(0.01)	$ (0.05)	$ (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,015,810	2,560,200	3,023,688	2,560,200

*-less than $.01

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)

	Year Ended March 31, 2005	Period from Inception (July 9, 1998) to December 31, 2005
	(Audited)	(Unaudited)

REVENUE	$ 89,037	$ 348,440

EXPENSES:
Advertising	5,561	48,232
Consulting (Note 3)	50,615	286,195
Professional fees	38,373	186,501
Management fee (Note 3)	-	21,100
Travel	-	21,456
General and Administrative	12,567	162,626
Bad Debts	7,429	36,804
Depreciation and amortization	1,558	4,064

Total operating expenses	116,103	766,978

Loss from operations	(27,066)	(418,538)

OTHER INCOME (EXPENSE):
Interest income	-	110
Loss on disposal of assets	-	(13,500)
Total other income (expense)	-	(13,390)

NET LOSS	$ (27,066)	$ (431,928)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Net loss per common share	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,560,200

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 9, 1998) THROUGH DECEMBER 31, 2005

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage
BALANCES, at inception (July 9, 1998)	-	$ -	$ -	$ -

Sale of common stock to founders in July 1998 for $0.001 per share	1,000,000	1,000	-	-

Sale of common stock in private placements:
November 1998 at $.01 per share	1,000,000	1,000	9,000	-
November 1998 for $.05 per share	35,000	35	1,715	-
January 2001 for $.50 per share	200,000	200	99,800	-

Net loss for the period from inception to March 31, 2002	-	-	-	(89,120)

BALANCES, March 31, 2002	2,235,000	2,235	110,515	(89,120)
Sale of common stock in private placement:
November 2002 at $.50 per share	215,200	215	107,385	-

Net loss	-	-	-	(121,766)

BALANCES, March 31, 2003	2,450,200	2,450	217,900	(210,886)
Sale of common stock in private placement:
May 2003 at $.50 per share	110,000	110	54,890	-

Net loss	-	-	-	(42,701)

BALANCES, March 31, 2004	2,560,200	2,560	272,790	(253,587)

Net loss	-	-	-	(27,066)

BALANCES, March 31, 2005	2,560,200	2,560	272,790	(280,653)

Sale of common stock in private placement:
April 2005 at $.50 per share	400,000	400	199,600	-
April 2005 at $.001 per share	50,000	50	-	-
June 2005 at $0.001 per share	25,000	25	-	-
December 2005 at $0.001 per share	80,000	80

Shares issued for services rendered: June 2005 at $.50 per share	20,000	20	9,980	-

Issuance costs for shares issued	-	-	(3,924)	-

Net loss	-	-	-	(151,275)

BALANCES, December 31, 2005 (Unaudited)	3,135,200	$ 3,135	$ 478,446	(431,928)

The accompanying notes are an integral part of these statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004	Year Ended March 31, 2005	Period From Inception (July 9, 1998) to December 31, 2005
	(Unaudited)	(Unaudited)	(Audited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (151,275)	$(41,321)	$ (27,066)	$ (431,928)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	390	1,170	1,558	4,064
Bad debt expense	-	-	7,429	36,804
Loss of disposal of assets	-	1,400	-	13,500
Decrease (increase) in accounts receivable, net	(10,430)	37,073	4,777	(82,248)
Increase in receivable from related parties	-	(13,352)	(8,951)	(8,952)
Increase in pre-paid expenses	(2,101)	-	-	(2,101)
(Decrease) increase in due to related party	(11,422)	(9,418)	2,002	(8,027)
Increase in accounts payable and accrued expenses	51	16,296	13,001	50,248

Net cash used in operating activities	(174,787)	(8,152)	(7,250)	(428,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets	-	-	-	(3,500)
Purchases of property and equipment	-	-	-	(16,037)

Net cash used in investing activities	-	-	-	(19,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	206,231	-	-	481,581

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,444	(8,152)	(7,250)	33,404

CASH AND CASH EQUIVALENTS , beginning of period	1,960	9,210	9,210	-

CASH AND CASH EQUIVALENTS , end of period	$ 33,404	$ 1,058	$ 1,960	$ 33,404

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Write off of software and cancellation of associated note payable	$ -	$ -	$ -	$ 50 000

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

The consolidated financial statements include the accounts of Express since the date of inception and its wholly-owned subsidiary, Masterlist International, Inc. (“Masterlist”) since the date of purchase, November 2002 (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The interim financial information as of and for the three and nine months ended December 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company uses the allowance method for accounting for bad debts. At December 31, 2005, management believes all receivables are collectible by the Company.

Equipment and Software

The Company provides for depreciation and amortization of these assets using the straight-line method based on estimated useful lives of, generally, three to five years.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Revenue is generated primarily through the sale of leads to customers generated on the internet and is recognized for each qualified lead submitted to its customer, provided that collection is probable. When the qualified lead is submitted to its customer, the Company has provided all of the services under the terms of the arrangement.

Advertising

The Company expenses advertising costs as incurred. For the nine months ended December 31, 2005 and 2004, the Company expensed $7,231 and $5,415, respectively, for advertising expenses.

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

NOTE 2 - SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 25,000,000 shares of $.001 par value voting common stock.

In July 1998, the Company issued 1,000,000 shares to its founders for $1,000.

The Company has sold common shares under private offering memorandums. In November 1998, the Company sold 1,000,000 shares of common stock for $.01 per share, and received proceeds of $10,000. Also in November 1998, the Company sold 35,000 shares of common stock for $.05 per share, and received proceeds of $1,750. In January 2001, the Company sold 200,000 shares of common stock for $.50 per share, and received proceeds of $100,000. In November 2002, the Company sold 215,200 shares of common stock for $.50 per share, and received proceeds of $107,600. In May 2003, the Company sold 110,000 shares of common stock at $.50 per share, and received proceeds of $55,000. In April 2005, the Company sold 400,000 shares of common stock at $.50 per share, and received proceeds of $200,000. In April 2005, the Company sold 50,000 shares of common stock at $.001 per share, and received proceeds of $50. In June 2005, the Company issued 20,000 shares of common stock at $0.50 for services rendered.  In June 2005, the Company sold 25,000 shares of common stock at $.001 per share and received proceeds of $25.  In December 2005, the Company issued 80,000 shares of common stock to officers at $.001 per share and received $80.

NOTE 3- RELATED PARTY TRANSACTIONS

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company at December 31, 2005 and March 31, 2005 was $1,392 and $12,814 respectively. The amounts are non-interest bearing and have no due dates.

During the years ended March 31, 2005 and the nine months ended December 31, 2005 and 2004, the Company paid consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $50,615, $45,945 and $46,485 respectively. In addition, during the year ended March 31, 2005, the Company paid a shareholder $5,500 for the use of office space.

During the year ended March 31, 2005 and nine months ended December 31, 2005, the Company has advanced monies to companies controlled by a shareholder of the Company. Services have been performed for the companies controlled by a shareholder for which amounts are outstanding. At March 31, 2005 and December 31, 2005, the amount owed to the Company by related parties was $8,952.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Concluded)

NOTE 4- INCOME TAXES

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company at during the years ended March 31, 2005 and 2004 and the nine months ended December 31, 2005 and 2004 was $12,814, $10,811, $1,392 and $13,011 respectively. The amounts are non-interest bearing and have no due dates.

During the years ended March 31, 2005 and 2004 and the nine months ended December 31, 2005 and 2004, the Company paid consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $50,615, $88,935, $44,945 and $58,916 respectively. In addition, during the year ended March 31, 2005, the Company paid a shareholder $5,500 for the use of office space, and the nine months ended December 31, 2005 the shareholder was paid $2,000.

During the year ended March 31, 2005 and nine months ended December 31, 2005, the Company has advanced monies to companies controlled by a shareholder of the Company. Services have been performed for the companies controlled by a shareholder for which amounts are outstanding. At March 31, 2005 and December 31, 2005, the amount owed to the Company by related parties was $8,952 (2004 - $1,750).

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax liabilities	$ -	$ -

Deferred tax assets:
Net operating loss carryforwards	$ 145,000	$ 90,000
Valuation allowance for deferred tax assets	(145,000)	(90,000)
	$ -	$ -

 The valuation allowance for deferred tax assets was increased by $55,000 and $5,000 during 2005 and 2004, respectively.

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

OVERVIEW

Our main goal is to generate revenue by generating lists of opt-in leads to be sold both on a wholesale and retail basis to buyers of the leads. An opt-in lead consists, as a minimum, an e-mail address of an individual that requests more information on a product we are advertising for our customers. To be an opt-in name, the individual had to have responded to an advertisement posted on a web site on the world-wide-web that they found. None of our leads would come from unsolicited commercial e-mail also known as "spam".

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

Our main areas we are concentrating on now are double opt-in leads of people wanting financial information and stock market newsletters. We also plan to manage our customers’ databases and distribute their newsletters on a third party basis. We currently have one customer using this service we provide. We do not have any editorial input into the newsletters that we distribute or that we will distribute in the future. Our third area we have recently entered to generate revenue is the filing of SEC documents on Edgar for third parties. We have generated approximately $348,440.00 in total revenue since starting our current business through to December 31, 2005.

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

We feel that with the universal access to the internet, there is a market for us to sell leads for various services over the internet. We feel that individuals are becoming more sophisticated in their decision making process augmented by research done on the web. This active research done by individuals creates a demand for companies to fill the need of the research. Our job will be to put these two factions together by first collecting the names of people seeking a service and selling those names to the people who provide the service. We also feel that with the EDGAR system becoming more sophisticated and filings more numerous and time-sensitive, there is a niche for us to fill to file documents for third parties particularly for those located in Europe and Canada. We believe that there is growth in this area though we have not done any formal marketing study. Our beliefs come from our experience in the public market arena and the promulgation of additional filing requirements by the SEC in accordance with Sarbanes-Oxley Act and its rule making authority. We expect the upward trend of number and expediency of filings to continue.

Our Company earns revenue in several ways. Our largest generator of revenue is from the selling of leads. We advertise key words on search engines such as Google. When a person clicks on our advertising we are charged a fee by the search engine. The fee we pay is usually between $.10 and $.40 per click. This type of advertising is quite commonly called "pay per click" advertising. When a person clicks on our advertising site it takes them to a form where they can sign up for a newsletter we are advertising. When a person signs up for that newsletter that generates a lead for which we sell to our customer. Generally, these leads are sold for $5.00 each. Our gross profit is generated by the difference at which we sell our leads ($5.00) to the cost of generating that lead. On average it takes about 10 clicks on our advertising site to generate one saleable lead. Therefore our gross profit margin is between $1.00 and $4.00, depending on how much we are charged by the search engine per click.

In the development of our Company so far, we have not had sufficient capital to undertake studies for the effectiveness of our business strategy and model. The key performance indicators have been based mostly on the income statement of the subsidiary. That is, we have generated sales with reasonable gross margins for the subsidiary to operate as a stand alone business. Due to the costs of running a public company, we have lost money overall. Another performance indicator has been revenue generated for our customers through the sale of newsletters. Management is currently working with our customers to improve the advertising and key word positioning to try and maximize customers' success for attracting subscribers. We cannot control the content of the newsletter, which, in the end, is the ultimate success of our customers. The generation of leads for them is only the means to the end. Our customers need to provide a quality, sellable product. If not, they will not stay in business and we will lose a customer. As our business model develops, the sustainability of the customer newsletters will be one of our performance indicators. We will need to track the correlation between success of the newsletter and the amount of advertising they generate. Our Management should then be able to ascertain which will be sustainable long term customers and try to solicit more of the same type of businesses to ensure continued growth.

We are currently only selling leads for the generation of financial newsletters. We currently have one major customer for this sector of our business, which has generated about 83% of our revenue for the twelve month period ended March 31, 2005 and 95% of our revenue for the nine month period ended December 31, 2005. Their financial newsletter is a daily commentary on current economic trends; a technical analysis of the market; and buy and sell recommendations for both a long term and short term trading strategy. This client has advised us that they are not required under either U.S. or Swiss Securities laws to register as an investment advisor since they are only republishing information from other publicly available sources. We accept only cash payments from all of our customers. We do not take securities as payment for our services.

A concentration of business in one customer brings a certain amount of risk to our Company as the loss of this customer would dramatically affect our business. We are expecting to expand our business by advertising our services on the internet. It is a major part of our business plan to expand the newsletter business, not only in the financial area but in other areas as well, such as health and travel. There is significant competition, though, for this type of business with several large companies providing these services to people. To expand in the market we will try to stay competitive with the price of the leads we sell and by providing a flawless service of distributing the newsletter. Our challenge will be to try to keep our service level as high as possible with the limited resources we have. Our business can be very technical and having qualified employees to manage the systems can be very expensive. This is one of the reasons we have not been able to expand our business, as we want to be able to provide our customers with the maximum amount of customer service and we do not have the employee base to meet this level of service yet. Over the next twelve months we have no plans to add additional employees to meet these technical requirements of the business.

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

As we currently have a concentration of revenue with one customer, the loss of that customer would be extremely detrimental to the survival of the Company. We currently have a good relationship with our customers. The financial success of a financial newsletter is heavily dependent upon their investment track record. In today’s uncertain geo-political world there is a great risk for extreme market swings, which could easily detrimentally affect the customer’s investment track record. If our customers lose their revenue, they would not be in a position to buy advertising and leads from us.

We currently have limited funds to maintain our business until additional funds can be raised. We intend to continue operations from cash flow from the sale of leads, management of databases, website management and EDGAR filings and from current working capital received from our recent financing. There can be no assurance given, though, that this cash flow will be enough to sustain operations until additional funds can be raised.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2005 COMPARED TO THE YEAR ENDED MARCH 31, 2004, THE THREE MONTH PERIOD ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004 AND THE NINE MONTH PERIOD ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

For the year ended March 31, 2004, we had revenues of $161,998, as compared to revenues of $89,037 for the year ended March 31, 2005, a decrease of $72,961 or 45%. This decrease is attributable to a decrease in leads purchased by our main customers. The decrease in revenue can also be attributed to the slow down in additional services we are providing our customers such as database management, website management and EDGAR filing services. Our inability to fund additional advertising until recently has effected our ability to attract additional customers with our limited advertising budget. For the three month period ended December 31, 2005 we had revenues of $9,232.00 as compared to revenues of $13,168.00 for the three months ended December 31, 2004, a decrease of $3,936.00 or 30%. This decrease can be attributed to a decrease in leads purchased by our main customers. The decrease in revenue can also be attributed to the slow down in additional services we are providing our customers such as database management, website management and EDGAR filing services. For the nine month period ended December 31, 2005 we had revenues of $24,875.00 as compared to revenues of $50,678 for the nine months ended December 31, 2004, a decrease of $25,803 or 51%. This decrease is attributable to a decrease in leads purchased by our main customers. The decrease in revenue can also be attributed to the slow down in additional services we are providing our customers such as database management, website management and EDGAR filing services. Our inability to fund additional advertising until recently has effected our ability to attract additional customers with our limited advertising budget.

For the year ended March 31, 2004, we had operating expenses of $204,709, compared to $116,103 for the year ended March 31, 2005, a decrease of $88,606 or 43%. This decrease is primarily attributable to better control of costs and a reduction of legal fees that were incurred as a result of a decrease in registration filings in the 2005 fiscal year. As well there was a decreased business operations eliminating costs which were incurred in the year ended March 31, 2004.  Management made a strong effort to control its costs in the period ended March 2005 to conserve capital. For the three month period ended December 31, 2005, we had operating expenses of $46,911.00, compared to $27,770 for the three month period ended December 31, 2004, an increase of $19,141.00 or 68.9%. The large increase can be attributed to large increase in professional fees associated with our audit and on going legal expenses and an increase in G&A as we try to expand our business. For the nine month period ended December 31, 2005, we had operating expenses of $176,150, compared to $90,599 for the nine month period ended December 31, 2004, an increase of $85,551 or 94.4%. The large increase can be attributed to large increase in professional fees associated with our audit and on going legal expenses and an increase in G&A as we try to expand our business.

For the year ended March 31, 2004 we had a net loss of $42,701, compared to a net loss of $27,066 for the year ended March 31, 2005, a decrease of $15,635 or 37%. Although we encountered a decrease is primarily attributable to the decrease in revenues that were generated from the distribution of third party newsletters, such decrease in revenue was offset by lower variable costs of operation. For the three month period ended December 31, 2005 we had a net loss of $37,679, compared to a loss of $16,002 for the three months ended December 31, 2004 an increase of $18,677 or 117%. This increase in net loss can be attributed to fewer sales generated in the period offset by the higher costs of professional fees associated with our recent offering.
For the nine month period ended December 31, 2005 we had a net loss of $151,275, compared to a loss of $41,321 for the nine months ended December 31, 2004 an increase of $109,954 or 266%. This increase in net loss can be attributed to fewer sales generated in the period offset by the higher costs of professional fees associated with our recent offering.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had $1,960 cash-on-hand compared to $9,210 as of March 31, 2004, a decrease of $7,250 or 79%.  The decrease can be attributed to our inability to generate profits from operations and using cash to maintain operations.  As of March 31, 2005, our total current assets were less than our current liabilities by $5,303. Our current ratio (current assets to current liabilities ratio) for the 1 year period ended March 31, 2005 was .90. As of December 31, 2005 we had $33,404 cash on hand compared to $1,960 for the year ended March 31, 2005. This is an increase of approximately $31,444 or 1,604%. This increase can be attributed to our closing of the offering of equity. Our current ratio for the nine month period ended December 31, 2005 was 2.1. We currently still have limited funds to maintain our business. Until we raise additional funds we intend to continue operations from cash flow from the sale of leads, management of databases, website management and EDGAR filings and from current working capital. There can be no assurance given, though, that this cash flow and working capital will be enough to sustain operations until additional funds can be raised.

We will also try to manage our costs to ensure that the cash flow from operations will allow us to maintain our business. This effort, however, may effect our ability to attract new customers and even maintain existing customers if we cannot provide them with adequate services. We have 25,000,000 shares of common stock, $0.001 par value authorized. Prior to this filing, we have raised all funds through private placements. In July, 1998, we issued 1,000,000 shares of common stock to G.M Capital Partners, Ltd. for $1,000. In November 1998 we sold 1,000,000 shares of common stock to eight investors for $10,000. In November 1998 we also sold 35,000 shares of common stock for proceeds of $1,750. In January 2001, we sold 200,000 shares of common stock for proceeds of $100,000. In December 2002 we sold 215,200 shares of commons stock for proceeds of $107,600. In April 2005 we sold 400,000 shares of common stock for proceeds of $200,000. In April 2005, we also issued 75,000 shares at $.001 to directors for services. In June 2005, the Company issued 20,000 shares of common stock at $0.50 for services rendered.  In June 2005, the Company sold 25,000 shares of common stock at $.001 per share and received proceeds of $25.

Related Party Transactions

During the past two years, we have not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Express’ capital stock.

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company during the years ended March 31, 2005 and 2004 and the nine months ended December 31, 2005 and 2004 was $12,814, $10,811, $1,392 and $13,011, respectively. The amounts are non-interest bearing and have no due dates.

During the years ended March 31, 2005 and 2004 and the nine months ended December 30, 2005 and 2004, the Company paid consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $50,615, $88,935, $44,945 and $58,916 respectively. In addition, during the year ended March 31, 2005, the Company paid a shareholder $5,500 for the use of office space.

During the year ended March 31, 2005, the Company has advanced monies to companies controlled by a shareholder of the Company. Services have been performed for the companies controlled by a shareholder for whom amounts are outstanding. At March 31, 2005 and December 31, 2005, the amount owed to the Company by related parties was $8,952 (2004 - $1,750).

Working Capital

We had net working capital of $(7,666) at March 31, 2005, as compared to net working capital of $17,842 at March 31, 2004, a decrease of $25,508 or 142%. The decrease in working capital was the result of our continued inability to generate positive cash flow from operations.  We had working capital of $47,680 for the nine month period ended December 31, 2005 compared to $(7,666) for the year ended March 31, 2005, an increase of $44,293. This increase can be attributed to the closing of our equity offering of $200,000 in April 2005.  We still do not have sufficient working capital to maintain operations at a profitable level and are dependent upon cash flow from operations and the raising of additional capital to keep our operation going. We believe that the recent closing of our equity offering has given us sufficient capital to implement our business plan for the next 12 months. To maintain operations, though, even at a minimal level, we could not afford to lose any customers and the assumption that we can maintain operations through cash flow includes the assumption we will maintain all of our current customers. We are in the development stage and the following items could be used to assess our liquidity.

Cash Flow from Operating Activities

Net cash used in operating activities for the years ended March 31, 2005 and 2004 was $7,250 and $51,482 respectively, a decrease of $44,232 or 86%. The decrease is attributable to our slow down in business activity after implementing the opt-in lead program in December 2002.  Net cash used in operating activities for the nine month period ended December 31, 2005 and 2004 was $174,787 and $8,152, an increase of $166,635 or 2,044%. This increase can be attributed to the lower sales generated and increased professional costs from our recent offering of equity and year end audit.  As we do have a concentration of revenue from one customer, it is important for us to attract additional customers to ensure as steady and growing cash flow to fund ongoing operations. The loss of this customer prior to finding additional customers would be materially adverse to the business.

Cash Flow from Investing Activities

There was no cash flow from investing activities for the fiscal year ended March 31, 2005 and 2004, and for the nine month period ended December 31, 2005 and 2004.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended March 31, 2005 was $0 as compared to $55,000 for the year ended March 31, 2004. The decrease is attributable to fewer common shares issued in fiscal year 2005 then in fiscal year 2004.  For the nine month period ended December 31, 2005 and 2004 the cash flow from financing activities was $206,231 and $0 respectively. The cash flow from financing activities in 2005 were from the sale of securities.

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

To date we have raised most of our funds through equity placements pursuant to Regulation S and Regulation D, Rule 504 of the Securities Act of 1933, as amended. Most of this capital was used to start an internet gaming business. The company we purchased our license from subsequently went out of business and as a result we abandoned that strategy. In November 2002, we raised approximately $107,000 to fund our initial lead generation business. Of such funds raised, $25,000 was used to acquire the technology for our business. The balance has been used for operating costs and initial start up of the business. In May 2003, the Company raised approximately $55,000 to fund continuing business operations. Recently, we have been operating mainly on the cash flow from our business but can provide no assurance that we may be able to continue to do so. Our sale of leads has dropped off significantly over the last 12 months, as we have been unable to attract any new customers. Our web site management business revenue has dropped to approximately $1,500 from a steady level of approximately $2,000 per month. Our new business, the filing of SEC documents on Edgar, has generated approximately $5,500 in revenue since beginning in February 2004. We hope to grow this business over the ensuing months but due to a lack of funds, we have not been able to advertise our services on a consistent basis and rely on our personal contacts in the public market to generate business.

We have suffered recurring losses from operations and have net working capital of $36,627 as of December 31, 2005, which raises substantial concern regarding our ability to continue as a going concern.

A key component to our strategy will be the implementation of a marketing plan to promote our web site. We have reduced our spending on our marketing strategy using Internet marketing programs to capture and retain customers. The spending of these funds was being equally spread over a 12 month period but the strategy has not been that effective and we are currently re-evaluating that strategy. The remaining working capital funds will be used mainly to pay wages, a monthly management fee of $1,000 to the President, to pay ongoing legal and accounting expenses and monthly general office expenses for such things as postage, courier, and telephones.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash in excess of the federally insured amount of $100,000. To date, we have not incurred a loss relating to this concentration of credit risk.

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

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

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

PART II - OTHER INFORMATION

Item 1	Legal Proceedings
None

Item 2	Changes in Securities
None

Item 3	Defaults by the Company on its Senior Securities
None

Item 4	Submission of Matters to a Vote of Security Holders
None

Item 5	Other Information
None

Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibits
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certificate of Chief Executive Officer
32.2	Certificate of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Express Systems Corporation

Dated: February 7, 2006	/s/ Randle Barrington-Foote
Randle Barrington-Foote President, CEO, and Director

Dated: February 7, 2006	/s/ Richard Brown
Richard Brown Principal Accounting Officer, Principal Financial Officer and Director