Form 10KSB
period 2006-03-31
EXPRESS SYSTEMS CORP
filed 2006-06-30
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Persons who are to respond to the collection of information contained in this form are not required to respond unless the SEC 2337 (3-05) form displays a currently valid OMB control number.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer's revenues for its most recent fiscal year.  $37,427

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

Transitional Small Business Disclosure Format (Check one): Yes ______; No __X__

PART I

Item 1: Description of Business

We were incorporated in the State of Nevada on July 9, 1998. We have not been in any bankruptcy, receivership or similar proceedings since incorporation. Since then, we have not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

When Express was first incorporated in 1998, we raised an initial $12,175 to incorporate the Company and start to raise money for our initial business plan.  The Company at that time was going to pursue a business of "hot-swap" technology.  The Company never did pursue its business plan in this arena as they found it was going to need to raise significant capital and the market was becoming saturated with product.  In January 2001 the company made a down payment of $60,000 on software and a license to use the software to enter into the area of "internet gaming."  The company tried to raise additional money to pursue its business plan but the vendor of the license and software went out of business before we could implement the business plan.  After that is when we entered into our current business.

On October 1, 2002, Express and Blackstone Holdings entered into an oral agreement to jointly develop a business of generating and selling e-mail leads. Blackstone Holdings had created a wholly-owned subsidiary, Masterlist International, Inc. that is in the business of advertising on the internet and selling opt-in lead generation lists. To further such development, Express loaned $25,000 to Blackstone for the purpose of having a Masterlist employee trained in the business. Subsequent to the loan, Blackstone determined that it could no longer operate its business and agreed with Express to transfer control shares of Masterlist to Express in consideration of the forgiveness of the $25,000 debt. On November 27, 2002 we purchased all of the outstanding shares of Masterlist thereby rendering it as a wholly-owned subsidiary of Express. There was no written agreement between the parties. However, in an oral agreement, we forgave the debt of Blackstone in exchange for the shares of Masterlist. All of our present business is done through Masterlist and we intend to continue using Masterlist as the operating entity. We have not made any public announcements of any of our products or services.

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

Our main areas we are concentrating on now are double opt-in leads of people desirous of financial information and stock market newsletters. We advertise our customer’s services through search engines such as Google and Overture. When an individual types in a key word to search, for example, blue chip, advertising in the form of a short 30 word paragraph for our customers will be listed. This advertising only generically describes the service the newsletter offers.  The order in which the advertising appears in the search engine form depends upon how much money we have negotiated to pay for each time a person clicks on our customer’s advertising. We do not, nor do the customers’ advertising sites supply the individual with any financial information, stock information or information on specific stock offerings.

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

In order to ensure that the newsletters issued by our customers are not presently offering securities and will not contemplate the offering of securities at any time they are using our services, we require each client to acknowledge that they are not and no company mentioned in their respective newsletter is not presently offering securities and will not do so while they are a customer of ours. We will not take any further steps to verify the aforementioned. In order to protect ourselves against the restrictions on communications by Section 5 of the Securities Act, we will further require any customer of ours to covenant to us in writing, that prior to commencing any offering, we will be instructed to remove their newsletter from our database.

The advertising we manage for our customer only directs the individual searching for information to the sign up page for our customer’s newsletters. Once an individual subscribes for a newsletter, we do not have any editorial input into what the newsletter will offer to its customers. Whether we manage the distribution of the newsletter or not, we will periodically check the newsletter to ensure that the information in the newsletter is consistent with what our customers advertised. For example, we will check to ensure that we are not distributing pornographic material or other material we think is offensive. In order for us to generate what we believe will be the highest response in our web site advertising program, we design a short one paragraph description of the service we are selling for our customers. We then place those ads in strategic search word locations on both Overture and Google. Overture and Google are pay per click sites that we utilize. Any time a person clicks on our advertisement, we are automatically charged by the vendor. The charge for pay per click that we use is in the $0.10 to $0.40 range. When a person clicks on our short paragraph it directs them to our web page. The content on our website pertains only to the request to opt-in to the newsletters provided by our customers. There is no financial information or solicitation for stock offerings contained in these pages. The one page web site has fields for the person to fill out and then submit to subscribe to the newsletter being offered. There is nothing on this site other than the form for the person to request more information on our customer’s services. On a site like ours, the person has only two choices, fill out the form or leave the site. No matter what links the person clicks on at the site, it takes them directly to the request form. It is our belief and marketing strategy that in the financial information services, that a one page site giving the person the opportunity to request a trial subscription to the customers newsletter is more successful than large sites with a plethora of information about the company and every product they offer. Our websites are direct response websites. They focus on getting an immediate response in the form of a lead. Also, being a one page website, the site loads very quickly on the individual’s computer and therefore, potentially, not frustrating the person.

Approximately ninety-five percent of the respondents to our advertising on the World Wide Web come from individuals supplying only their e-mail address. The other five percent supply their name, mailing address, telephone number, and e-mail address. We sell these qualified leads to our customer at $5.00 per lead. Our cost to generate qualified leads will range in the $0.10 to $4.00 range. We only accept cash as consideration for supplying our services to our customers. We do not accept any securities as payment for our services.

We do not have any editorial input into the information sent out by our customers from the leads that we supply and recipients of the newsletter may also receive additional information and advertising from our customers. Therefore, we do not necessarily know what specific information our customers are sending to their customers. We do review periodically the material that is sent by our customers to the leads that are generated to ensure that the information sent is consistent with what our customers advertise they are selling. We also have a sample of a customer’s newsletter on our website that can be viewed as part of our advertising for subscribers by our customers. We believe that our disclaimers on our web sites adequately protect us to have this type of information on our website. We do not distribute any information regarding pornography or gambling and would not contract with any customers that are in the business of providing such material.

As part of our billable service charges, we also offer the service of managing the customer’s web site for them and distributing the customer’s newsletter to the opt-in leads we provide. We charge $50.00 per hour for work performed for our customers, whether that is managing their web site or their databases. We only accept cash as consideration for supplying this service to our customers. We do not accept any securities as payment for our services. Management of the database consists of adding new subscribers and removing subscribers who no longer wish to receive e-mails. We maintain one website for ourselves, www.masterlistinc.com. This web site contains information on Masterlist, its services, disclaimer, privacy policy, refund policy and anti-spam policy. We believe this domain provides credibility to our services.

Design of the Site

We think that to have a successful lead generation website on the Internet you should not use frames, technical java scripts or anything complicated at the site. We believe that the down sides to complicated websites are: they may be slow to load on the person’s computer, they may not work on computers with older technology, and they may prevent search engines from indexing and listing them properly.

Our websites are kept very simple. They have a logo on the top of the page, they contain our short sales letter and an information request form at the bottom of the page. We do not put any banner ads, links or other services on our website. Our advertising revenue is only generated from the sale of the lead to a third party. We do not want any distractions or other choices for the prospect. We only want the prospect to fill out the request form and submit it to us so we can sell that lead to our customer.  Even though we do not have too many graphics on our site we still try to make the website look professional. We do create our own sites but use professional graphic artists when necessary.

We feel that it is important that the ad pages load quickly on the person’s computer, even for persons that have telephone connections at slow rates of less than 52k baud. We check out how quickly our pages load at www.netmechanic.com. There is no charge for the test.

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

Database Creation

We run computer programs on designated computers with internet cable connection that gather e-mail addresses from the various sites where we post our customers’ ads. All e-mail addresses we collect in this manner are double opt-in e-mail addresses. Our current database, held on behalf of our customers, is approximately 95,000 double opt-in e-mail addresses. We only sell the lead to the customer whose advertisement the person responded to. In order for a "lead" to be available for purchase, a person must visit a website, click on the request form, complete such form and respond to the automatic confirmation to become a double opt-in lead. We do not send this advertising out as unsolicited commercial email (also known as "spam").

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

Generation of Leads to Sell

It is our intention to generate 100 new double opt-in leads per day. In the last quarter we generated approximately 10 new double opt-in e-mail address leads per day. We cannot predict with any accuracy the number of responses we will receive from our advertising campaign. There are many variables involved, which will determine the success of the campaign. Such variables would include, but are not limited to, the quality of the third party sites we advertise on, the effectiveness of the design of our ad and the need persons have for our products that we are advertising. There can be no assurance that we will receive any kind of response to our advertising.

When a person responds to our advertising, the response is sent to our host site. From there, the request is routed to our own main sites and is recorded as a text file at our site. Our computer software gathers this information and saves it in a predetermined format in a Microsoft Excel spread sheet. The information on this spreadsheet comprise of the leads that we then sell to our customers.

Sale of Leads

Once we have collected opt-in leads from our ad campaign on third party sites, and the information is formatted into our standard form. We have sold leads to financial newsletters but those contracted requirements were completed. The steps in selling the leads, assuming we have leads to sell, and a buyer for the leads, would be to receive from the buyer a prepayment for the amount of leads they would require on a weekly basis. Once we have received cleared funds, we would then send qualified leads on a daily basis in text format by email to the buyer. When the order is nearly filled, we would request additional prepaid funds if the buyer would like to continue buying leads from us. Once we have an established payment record with a customer, we may provide them with terms typical of most vendor customer relationships, such as net 30 days to pay. We will only sell the leads that we generate one time. We will not sell the same lead to more than one buyer. The end buyers of such leads, generally, are financial newsletter companies. We only accept cash as consideration for supplying leads to our customers. We do not accept any securities as payment for leads that we sell.

Newsletter Distribution

In conjunction with the selling of leads to financial newsletters, we also provide a service where by we manage the database for our customer and distribute their particular newsletter via e-mail for them. We have software specifically designed to distribute to a large number of e-mail addresses in a short period of time. We can deliver approximately 80,000 e-mails per hour from e-mails in our customers’ respective database. We act only in this capacity as a third party and have no interest in the particular newsletter or the editorial content of that newsletter. Our only role is to deliver the newsletter, by e-mail, to the list provided to us by the customer or to the database that we manage for that customer. The cost of this service is included in the charge for database management we charge our customers. Our typical rate for such services is $50.00 per hour. We only accept cash as consideration for supplying these services to our customers. We do not accept any securities as payment for this service.

Edgar Filings

We have recently purchased commercial off the shelf software that is used to simplify the preparation and filing of documents electronically with the SEC through the SEC’s electronic filing system referred to as EDGAR. In the mid 1990’s the SEC implemented a program to eliminate paper filings and moved to an electronic filing system with the acronym EDGAR. We believe that there is a market for the filing of SEC documents on EDGAR. We have created a new website called edgarsec.com specifically designed to market and sell our services to file electronic SEC documents on EDGAR. The site contains all of the steps required for a company to request the filing of documents on EDGAR as well as a rate sheet for the charges to file such documents. We are using the name Edgarsec.com to market our services as an EDGAR filer. We do not have a trade mark or copyright on the name Edgarsec.com. All of the work for Edgarsec.com is done through Masterlist International. We have not done any advertising to date other than the setting up of our web page for this service and initially we plan to use our business contacts in the public arena to generate customers.

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

We send our e-mails over a cable connection. We believe that there are many such dial up services available to us should any of our services be disconnected.

Rapid Technological Change and Dependence on New Products

The market for software is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products and technology obsolete and unmarketable. The life cycle of the Company's e-mail program is difficult to estimate. Our future success will depend largely upon our ability to develop and introduce, on a timely basis, new methods of advertising for opt-in leads, e-mailing and designing product that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that we will be successful in developing and marketing product enhancement or new products that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that the products developed by us will adequately meet the requirements of the marketplace and achieve market acceptance. We can expect delays in the development and introduction of new products and product enhancement. The length of these delays is unpredictable and the inability to introduce new products in a timely matter would adversely affect us in such a way that it may not be able to continue operations. Also, if there is a change in technology or industry standards, we may not have the necessary financial or technical resources to meet these changes putting in jeopardy our ability to continue operations.

Future Developments

We intend to conduct continuing development and innovation of our products in accordance with changing person preferences, demographics, and the evolution of new technologies.

Laws, Regulations and Licensing

We do not know of any laws or regulations, either federal or state, affecting our business of collecting opt-in and double opt-in leads. As we do not send unsolicited commercial e-mail (also known as "spam") we do not believe we contravene any state or federal regulations. Nevertheless, existing and possible future consumer legislation, regulation and actions in jurisdictions where we will operate could cause additional expenses, capital expenditures, restrictions and delays in the activities undertaken in connection with our business. The passage of such regulations would adversely affect our operations, including increased costs if certain of our operations are then moved to other jurisdictions where we can operate legally. Should this come to pass, management would have to decide if enduring such inconveniences would be financially feasible and, if not, management may conclude that Express, as an opt-in email advertising entity, may have cease to continue as an on-going business. Further, there is always the possibility that we would not be able to find a jurisdiction where the company would be able to legally engage in its principal and exclusive business activity. Should this be the case, there is a distinct possibility that we would not be able to continue as a going concern.

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

Our corporate marketing plan will focus on branding our wholly owned subsidiary, Masterlist International Inc. as a reputable and dependable supplier of quality leads and marketing lists.

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

Primary Customers

During the years ended March 31, 2006 and 2005, the Company recognized revenue from various entities, which individually comprised greater than 10% of total revenues. Revenue recognized from such entities was 55% from an unrelated party and 38% from a related party, for the year ended March 31, 2006. For the year ended March 31, 2005, 32% and 16% of sales were from unrelated parties, and 31% was from a related party. Sales to a related party were in the ordinary course of business. Major customers accounted for 95% and 83% of receivables at March 31, 2006 and 2005, respectively. We charge all of our customers our standard rate for all services we provide them. They do not receive any discounts. They are on a cash basis with no special terms. There is no written contract between any of our customers and us. Therefore, they could terminate our services or significantly change their strategy regarding buying of leads or management of their customer list without notice. The loss of our largest customer would have a significant negative impact on the business of our company.

Environmental Laws

We are currently not subject to any federal, state or local environmental laws and though one can never discount anything, we do not expect to be subject to any federal, state or local environmental laws in the near future.

Employees

Express currently has one full time employee who creates and maintains our websites and manages our mailing databases. Should the revenue generated by the sale of leads grow to a level that could sustain additional employees or should we obtain additional financing we would most likely not hire any additional employees.

Item 2. Description Of Property

We currently sublease space at 114 W. Magnolia Street, #446 Bellingham WA 98225 from a shareholder of our company. The sublease is for $200 per month and either party may terminate the arrangement with 30 day notice with no penalty to either party. There is no formal lease agreement in place for this subleased space.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company’s security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our Common Stock trades on the NASD OTC-BB.

As of March 31, 2006, we had an aggregate of approximately 120 shareholders of record as reported by our transfer agent, Island Stock Transfer. Certain shares are held in the “street” names of securities broker dealers and we do not know the number of shareholders which may be represented by such securities broker dealer accounts.

Dividend Policy

The payment by the Company of dividends, if any, in the future, rests within the sole discretion of its Board of Directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. The Company has not declared any cash dividends since its inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future.

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Island Stock Transfer of 100 First Avenue South Suite 300N St. Petersburg, Florida 33701

Recent Sales of Unregistered Securities

In April 2005, the Company issued 400,000 shares of Common Stock at $0.50 per share. These shares were issued to non-U.S. person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S.

In April 2005 the Company issued 75,000 shares of Common Stock at $0.50 per share to our Directors for services received. These shares were issued to non-U.S. person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S.

In June 2005, 20,000 shares at $0.50 per share were issued to our transfer agent as a set up fee. In issuing these shares to this accredited investors, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

In November 2005, the Company issued 80,000 shares at $0.001 per share in error and subsequently those shares were cancelled within the same month.

Securities Authorized for Issuance under Equity Compensation Plans as of the Year End of March, 31 2006

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	-	0
Equity compensation plans not approved by security holders	0	-	0
Total	0	-	0

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

We believe that the Internet is, in effect, a borderless environment for the most part. Obviously, each user must respect the local laws of where they advertise their products. But we feel that we can locate our operations in the most favorable business locations for our operations without compromising the effectiveness of our advertising. For example, though our main business is located in the United States, our biggest customer was a Swiss company. Furthermore, to maintain the least expensive operating costs offset against our technical needs, our servers are maintained in Canada. Due to the recent strength of the Canadian dollar we are contemplating moving our servers. No decision at this time has been made on relocation of the servers. To try and maintain and control costs, we subcontract out some of our technical work. To do this subcontract work, we post our jobs that need to be completed on various Internet sites where contractors bid for the work. We have had some of our technical work completed for us in India, Untied States, Canada and the Philippines.

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

We feel that with the universal access to the internet, there is a market for us to sell leads for various services over the internet. We feel that individuals are becoming more sophisticated in their decision making process augmented by research done on the web. This active research done by individuals creates a demand for companies to fill the need of the research. Our job will be to put these two factions together by first collecting the names of people seeking a service and selling those names to the people who provide the service. We also feel that with the EDGAR system, becoming more sophisticated and filings more numerous and time sensitive; there is a niche for us to fill to file documents for third parties particularly for those located in Europe and Canada. We believe that there is growth in this area though we have not done any formal marketing study. Our beliefs come from our experience in the public market arena and the promulgation of additional filing requirements by the SEC in accordance with Sarbanes-

Oxley Act and its rule making authority. We expect the upward trend of number and expediency of filings to continue.

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

In the development of our Company so far, we have not had sufficient capital to undertake studies for the effectiveness of our business strategy and model. The key performance indicators have been based mostly on the income statement of the subsidiary. That is in the past, we have generated sufficient sales with reasonable gross margins for the subsidiary, on its own, to have positive cash flow. Currently the subsidiary is not profitable as our sales have dropped off dramatically and due to the costs being a public company and associated administrative costs in the parent corporation, we continue to lose money.

We cannot control the content of the news letter, which, in the end, is the ultimate success of our customers. The generation of leads for them is only the means to the end. Our customers need to provide a quality, sellable product. If not, they will not stay in business and we will lose a customer. As our business model develops, the sustainability of the customer news letters will be one of our performance indicators. We will need to track the correlation between success of the news letter and the amount of advertising they generate. Our Management should then be able to ascertain which will be sustainable long term customers and try to solicit more of the same type of businesses to ensure continued growth. To date, we have not undertaken any of this analysis.

We are currently only selling leads for the generation of financial news letters. We accept only cash payments from all of our customers. We do not take securities as payment for our services.

We do recognize revenue from various customers which individually comprised greater than 10% of total revenue. Revenue recognized from such entities was 55% and 38% for the year ended March 31, 2006; and 32%, 31% and 16% for the year ended March 31, 2005. A concentration of business in any one customer brings a certain amount of risk to our Company as the loss of any of these customers would dramatically affect our business. If we should be able to raise the necessary capital, we are expecting to expand our business by advertising our services on the internet in the coming year. To date, though, we have no sources for additional capital and the likelihood of raising additional capital is uncertain. It is a major part of our business plan to expand the news letter business, not only in the financial area but in other areas as well, such as health and travel. There is significant competition, though, for this type of business with several large companies providing these services to people. To expand in the market we will try to stay competitive with the price of the leads we sell and by providing a flawless service of distributing the news letter. Our challenge will be to try to keep our service level as high as possible with the limited resources we have. Our business can be very technical and having qualified employees to manage the systems can be very expensive. This is one of the reasons we have not been able to expand our business, as we want to be able to provide our customers with the maximum amount of customer service and we do not have the employee base to meet this level of service yet. Over the next twelve months it is unlikely we will be able to add additional employees to meet these technical requirements of the business.

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

Our biggest challenge for success will be to obtain the necessary capital to expand our advertising base and to hire the additional employees that have the technical expertise to provide the customer service that will make us stand out from the competition. At the moment we do not have sufficient capital to maintain operations at the basic level. If we cannot raise additional capital through the sale of debt or equity, expand our advertising base and attract more customers, our ability to maintain operations would be unlikely. We do not have any additional sources of capital available to us at the moment. If we are not successful in attracting new capital in the next 60 days of operations, it is most likely that we will have to cease operations.

As we currently have a concentration of revenue with three customers who have been using our services less and less over the past 12 months. The loss of this business is extremely detrimental to the survival of the Company. We currently have a good relationship with our customers. The financial success of a financial news letter is heavily dependent upon their investment track record. In today’s uncertain geo-political world there is a great risk for extreme market swings, which could easily detrimentally affect the customer’s investment track record. If our customers lose their revenue, they would not be in a position to buy advertising and leads from us. The loss of this revenue from our customers is having a detrimental affect on our ability to continue in business.

As a result of our incurring continuing losses since inception, our deficiency in working capital at March 31, 2006 and other factors, our independent certified public accountants have included an explanatory paragraph in their report on our financial statements, regarding having substantial doubt about our ability to continue as a going concern. In the event that we are unable to raise additional capital or generate sufficient revenue to meet our current liabilities, we may have to shut down our business operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2006 COMPARED TO THE YEAR ENDED MARCH 31, 2005

For the year ended March 31, 2005, we had revenues of $89,037, as compared to revenues of $36,027 for the year ended March 31, 2006, a decrease of $53,010 or 60%. This decrease is attributable to a decrease in leads purchased by our main customers. The decrease in revenue can also be attributed to the slow down in additional services we are providing our customers such as database management, website management and EDGAR filing services. Our inability to fund additional advertising has effect our ability to attract additional customers with our limited advertising budget.

For the year ended March 31, 2005, we had operating expenses of $116,103, compared to $229,374 for the year ended March 31, 2006, an increase of $113,271 or 98%. This increase is primarily attributable to an increase in professional fees that were incurred as a result of increase in registration filings, and a write off of uncollectible accounts receivable.

For the year ended March 31, 2005, we had a net loss of $27,066, compared to a loss of $191,947 for the year ended March 31, 2006, an increase of $164,881 or 609%. This increase is primarily attributable to the decrease in revenues that were generated from the distribution of third party newsletters.   This decrease in revenue was offset by higher variable costs of operation.

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

Critical Accounting Policies:

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements Affecting The Company:

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Non-Monetary Assets” as an amendment to Accounting Principles Board Opinion No. 29 (APB 29), “Accounting for Non-Monetary Transactions.” APB 29 prescribes that exchanges of non-monetary transactions should be measured based on the fair value of the assets exchanged, while providing an exception for non-monetary exchanges of similar productive assets. SFAS 153 eliminates the exception provided in APB 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for all non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect there to be any material effect on the Consolidated Financial Statements upon adoption of the new standard.

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

Item 7. Financial Statements
EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED
MARCH 31, 2006, 2005 AND PERIOD FROM
INCEPTION (JULY 9, 1998)
TO MARCH 31, 2006

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

Suite 400 - 889 West Pender Street Vancouver, BC, Canada V6C 3B2
Tel 604 694-6070 Fax 604 585-8377 info@staleyokada.com www.staleyokada.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Express Systems Corporation
And Subsidiary

We have audited the accompanying consolidated balance sheets of Express Systems Corporation and Subsidiary (a Company in the Development Stage) as of March 31, 2006, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years ended March 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations for Express Systems Corporation and Subsidiary for the period from inception (July 9, 1998) through March 31, 2003, were audited by other auditors whose report dated June 11, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Express Systems Corporation and Subsidiary (a Company in the Development Stage) as of March 31, 2006, 2005 and 2004, and the results of their operations and their cash flows for the years ended March 31, 2006, 2005 and 2004, and the period from April 1, 2003 through March 31, 2006 included in the cumulative amounts, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations, and has suffered recurring losses from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STALEY, OKADA & PARTNERS
Vancouver, Canada
May 2, 2006

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2006	March 31, 2005

CURRENT ASSETS:
Cash and cash equivalents	$7.925	$1,960
Trade accounts receiveable	52,455	35,014
Due from related parties (Note 3)	-	8,952
Prepaid expenses	1,138	-
Interest receiveable (Note 6)	1,400	-

Total current assets	62,918	45,926

EQUIPMENT AND SOFTWARE, net of accumulated depreciation
of $4,901 and $3,674 respectively	1,136	2,363

TOTAL ASSETS	$64,054	$48,289

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$36,312	$40,778
Due to related parties (Note 3)	1,416	12,814

Total current liabilities	37,728	53,592

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized,
3,055,200 (2005 - 2,560,200) shares issued and outstanding (Note 2)	3,055	2,560
Additional paid-in capital (Note 2)	495,871	272,790
Deficit accumulated during the development stage	(472,600)	(280,653)

Total shareholders' equity (deficit)	26,326	(5,303)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$64,054	$48,289

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31, 2006	Year Ended March 31, 2005	Period from Inception (July 9, 1998) to March 31, 2006

REVENUE	$36,027	$89,037	$359,592

EXPENSES:
Advertising	7,790	5,561	48,791
Bad debts	11,746	7,429	48,550
Consulting (Note 3)	93,370	50,615	333,619
Depreciation	1,227	1,558	4,901
Filing fees	14,398	100	14,398
General and administrative	9,735	12,567	127,107
Management fees (Note 3)	12,000	-	30,100
Professional fees	79,108	38,373	198,280
Travel	-	-	14,456

Total operating expenses	229,374	116,103	820,202

Loss from operations	(193,347)	(27,066)	(460,610)

OTHER INCOME (EXPENSE):
Interest income	1,400	-	1,510
Loss on disposal of assets	-	-	(13,500)
Total other income (expense)	1,400	-	(11,990)

NET LOSS	$(191,947)	$(27,066)	$(472,600)

WEIGHTED AVERAGE SHARES
OUTSTANDING	3,026,789	2,560,200

BASIC AND DILUTED LOSS PER
COMMON SHARE:
Net loss per common share	$(0.06)	$(0.01)

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (JULY 9, 1998) THROUGH MARCH 31, 2006

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage

BALANCES, at inception (July 9, 1998)	-	$-	$-	$-

Sale of common stock to founders in July 1998
for $.001 per share	1,000,000	1,000	-	-

Sale of common stock in private placements:
November 1998 at $.01 per share	1,000,000	1,000	9,000	-
November 1998 for $.05 per share	35,000	35	1,715	-
January 2001 for $.50 per share	200,000	200	99,800	-

Net loss for the period from inception
to March 31, 2002	-	-	-	(89,120)

BALANCES, March 31, 2002	2,235,000	2,235	110,515	(89,120)

Sale of common stock in private placement:
November 2002 at $.50 per share	215,200	215	107,385	-

Net loss	-	-	-	(121,766)

BALANCES, March 31, 2003	2,450,200	2,450	217,900	(210,886)

Sale of common stock in private placement:
May 2003 at $.50 per share	110,000	110	54,890	-

Net loss	-	-	-	(42,701)

BALANCES, March 31, 2004	2,560,200	2,560	272,790	(253,587)

Net loss	-	-	-	(27,066)

BALANCES, March 31, 2005	2,560,200	$2,560	$272,790	(280,653)

Sale of common stock in private placement:
April 2005 at $.50 per share	400,000	400	199,600	-
November 2005 at $.001 per share	80,000	80
November 2005 shares cancelled at $.001 per share	(80,000)	(80)	-	-

Shares issued for services rendered:
April 2005 at $.50 per share	75,000	75	37,425	-
June 2005 at $.50 per share	20,000	20	9,980	-

Issuance costs for stock issued	-	-	(23,924)	-

Net loss	-	-	-	(191,947)
BALANCES, March 31, 2006	$3,055,200	$3,055	$495,871	$(472,600)

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2005	Year Ended March 31, 2005	Period from Inception (July 9, 1998) to March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(191,947)	$(27,066)	$(472,600)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,227	1,558	4,901
Bad debt expense	11,746	7,429	48,550
Loss on disposals of assets	-	-	13,500
Shares issued for services	47,425	-	47,425
Decrease (increase) in accounts receivable, net	(20,235)	4,778	(92,053)
Decrease (increase) in interest receivable, net	(1,400)	-	(1,400)
Increase in receivable from related parties	-	(8,952)	(8,952)
Increase in prepaid expenses	(1,138)	-	(1,138)
(Decrease) increase in due to related party	(11,398)	2,002	(8,003)
(Decrease) increase in accounts payable and accrued
expenses	(4,466)	13,001	45,731

Net cash used in operating activities	(170,186)	(7,250)	(424,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other asset	-	-	(3,500)
Purchases of property and equipment	-	-	(16,037)

Net cash used in investing activities	-	-	(19,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	176,151	-	451,501

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,965	(7,250)	7,925

CASH AND CASH EQUIVALENTS, beginning of period	1,960	9,210	-

CASH AND CASH EQUIVALENTS, end of period	$7,925	$1,960	$7,925

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Write off of software and cancellation of
associated note payable	$-	$-	$50,000
Shares issued for services	$47,425	$-	$47,425

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest earned	$1,400	$-	$1,400
Taxes Paid	$-	$-	$-

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

Express Systems Corporation (“Express”) was incorporated on July 9, 1998 in the state of Nevada and is currently in the development stage. The Company, through its wholly owned subsidiary, Masterlist International Inc (“Masterlist”), is in the business of advertising on the internet and selling opt-in lead generation lists.

The consolidated financial statements include the accounts of Express since the date of inception and its subsidiary, Masterlist since the date of purchase, in November 2002 (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation.

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through increased sales and cost containment.  The company intends to fund its operations with additional equity financings.

The Company reported net losses of $191,947 and $27,066 for the years ended March 31, 2006 and 2005 respectively, and has an accumulated deficit of $472,600 at March 31, 2006. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company uses the allowance method of accounting for bad debts. At March 31, 2006, management believes all receivables are collectible by the Company.

Equipment and Software

The Company provides for depreciation of these assets using the straight-line method based on estimated useful lives of, generally, three to five years.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. Revenue is generated primarily through the sale of leads to customers generated on the internet and is recognized for each qualified lead submitted to its customer, provided that collection is probable. When the qualified lead is submitted to its customer, the Company has provided all of the services under the terms of the arrangement.

Advertising

The Company expenses advertising costs as incurred. For the years ended March 31, 2006 and 2005, the Company incurred $7,790 and $5,561, respectively, for advertising expenses.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company files a consolidated income tax return on a calendar year basis; therefore the Company presents its income tax information as of December 31, 2005 (see Note 4).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. The Company’s actual results could vary materially from management’s estimates and assumptions.

Fair Value of Financial Instruments

Substantially all of the Company’s assets and liabilities, which include cash and cash equivalents, trade accounts receivable, interest receivable, accounts payable, and due to related parties, are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables, which are carried at contracted amounts that approximate fair value. Similarly, the Company’s liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since its inception have been considered as part of the Company’s development stage activities.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of amounts due to related parties. The Company’s existence and survival presently depends on certain major customers (Note 5).

Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2006. The Company has incurred net losses and has no potentially dilutive common shares, therefore; basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Non-Monetary Assets” as an amendment to Accounting Principles Board Opinion No. 29 (APB 29), “Accounting for Non-Monetary Transactions.” APB 29 prescribes that exchanges of non-monetary transactions should be measured based on the fair value of the assets exchanged, while providing an exception for non-monetary exchanges of similar productive assets. SFAS 153 eliminates the exception provided in APB 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for all non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect there to be any material effect on the Consolidated Financial Statements upon adoption of the new standard.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”. This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; (a) Amortization method - Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method - Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2- CAPITAL STOCK

The authorized capital stock of the Company consists of 25,000,000 shares with a $.001 par value voting common stock.

In July 1998, the Company issued 1,000,000 shares to its founders for $1,000.

The Company has sold common shares under private offering memorandums. In November 1998, the Company sold 1,000,000 shares of common stock for $.01 per share, and received proceeds of $10,000. Also in November 1998, the Company sold 35,000 shares of common stock for $.05 per share, and received proceeds of $1,750. In January 2001, the Company sold 200,000 shares of common stock for $.50 per share, and received proceeds of $100,000. In November 2002, the Company sold 215,200 shares of common stock for $.50 per share, and received proceeds of $107,600. In May 2003, the Company sold 110,000 shares of common stock at $.50 per share, and received proceeds of $55,000. In April 2005, the Company sold, through a public offering, 400,000 shares of common stock at $.50 per share, and received proceeds of $200,000. In April 2005, the Company issued to the directors of the Company 75,000 shares of common stock, at $.50 per share, for consideration of $75 cash and services valued at $37,425. In June 2005, the Company issued 20,000 shares of common stock to the transfer agent, at $.50 per share, for services valued at $10,000. During the third quarter of 2006, the Company erroneously reported that it issued 80,000 shares for proceeds of $80. The transfer agent erroneously prepared a certificate for 80,000 shares; however, the shares were never released. Subsequent to 31 March 2006, the certificates were cancelled and returned to the treasury.

NOTE 3- RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:  company controlled by a stockholder has advanced money to the Company for operating expenses. The amount owed by the Company at March 31, 2006 and 2005 was $1,416 and $12,814 respectively. The amounts are non-interest bearing and have no due dates.

During the year ended March 31 2005, services were performed for companies controlled by a stockholder for whom amounts were outstanding. The amounts receivable were non-interest bearing and had no specific terms of repayment. During 2006 the $8,952 became uncollectible; consequently it is included in bad debts. As at March 31, 2006 and 2005, the amount owed to the Company by related parties was $Nil and $8,952, respectively.

During the years ended March 31, 2006 and 2005, the Company paid and/or accrued: to stockholders and entities related to stockholders of the Company $58,345 and $50,615 in consulting fees; to an officer of the Company, $12,000 and $Nil in management fees; and to a stockholder, $2,400 and 5,500 for the use of office space. During the years ended March 31, 2006 and 2005 the Company earned $14,350 and $8,110 in sales from related parties.  During 2006 the directors were issued 75,000 shares, at $.50, valued at $37,425 for consulting services. All transactions were in the ordinary course of business, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 4- INCOME TAXES

The Company files a consolidated income tax return on calendar basis. At December 31, 2005, the Company had an unused net operating loss carryforward of approximately $388,000 for income tax purposes, which expires at various dates through 2026. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. This net operating loss carryforward may result in future income tax benefits of approximately $145,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows:

	Calendar year ended 2005	Calendar year ended 2004

Deferred tax liabilities	$-	$-

Deferred tax assets:	$145,000	$93,000
Net operating loss carryforwards	$(145,000)	$(93,000)
Valuation allowance for deferred tax assets	$-	$-

NOTE 5- MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

During the years ended March 31, 2006 and 2005, the Company recognized revenue from various entities, which individually comprised greater than 10% of total revenues. For the year ended March 31, 2006, revenue recognized from such entities was 55% from an unrelated party and 38% from a related party. For the year ended March 31, 2005, 32% and 16% of sales were from unrelated parties, and 31% was from a related party. Sales to a related party were in the ordinary course of business.

As at the year ended March 31, 2006, amounts receivable from a related party became uncollectible, consequently $8,952 is included in bad debts.

Accounts revivable from major customers consisted of 95% and 83% as at March 31, 2006 and 2005, respectively.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6- INTEREST RECEIVABLE

During the year the Company issued, to a third party, a $50,000 note, bearing annual interest of 12% resulting in $1,400 of interest income. The Company collected the principal amount; however the borrower is disputing interest accrued on the note. Management believes it will collect this outstanding interest; consequently no allowance has been made.

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
Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of these controls and procedures that our disclosure controls and procedures are effective in timely alerting them to material information relating to Express required being included in Express’ periodic SEC filings.

(b) Changes in Internal Controls.
There have been no changes in Express’ internal controls over financial reporting during the last fiscal quarter of 2005 that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

Item 8B. Other Information

None

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

Randle Barrington-Foote: Mr. Barrington-Foote has been the President and director of Express Systems since March 16, 2005 to date. Mr. Barrington-Foote worked with HSBC Bank Canada from February, 1982 until December, 2004. During his last five years with HSBC Bank Canada, Mr. Barrington-Foote was an Assistant Vice-President & Manager. Since January 1, 2005, Mr. Barrington-Foote has been an independent mortgage broker with Meridian Financial Services in Vancouver, Canada. Since March 16, 2005, he has been the President and a director of Express Systems Corporation, a reporting company in the United States engaged in the business of managing databases and distributing third party newsletters. Since November 2003, he has been a director of Navitrak International Inc. trading on the Pink Sheets LLC (PK: NVKI.PK). Navitrak is in the business of developing hardware and software for digital moving maps for the aeronautical industry. Since January 12, 2006, Mr. Barrington-Foote has been the sole director and officer of Logo Industries Inc. (PK: LGDC.PK), a company that has no current business activity

Steven A. Sanders: Mr. Sanders has served in his present position as a Director and Secretary since March 16, 2005. He also serves as a director of Op-Tech Environmental Services, Inc., a position he has held since December 1991. Since January 1, 2004, he has been of counsel to the law firm of Rubin, Bailin, Ortoli, Mayer Baker, LLP. From January 1, 2001 to December 31, 2003, he was counsel to the law firm of Spitzer Feldman PC. Mr. Sanders served as a partner in the law firm of Beckman, Millman Sanders LLP from October 1997 to December 2000.

Richard Brown: Mr. Brown has served as Director, Chief Financial Officer and Treasurer of our company since March 16, 2005.  Since November of 2001, Mr. Brown has been a partner with Osprey Capital Partners, located in Toronto, Ontario, Canada. Osprey Capital provides financing, merger and acquisition services and government funding assistance to mid-market private and public companies. From February 1998 until February 2002, Mr. Brown was the Chief Financial Officer of Navitrak International

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Corporation a Canadian company whose assets were acquired in November 2004 by Navitrak International Corp. (PK: NVKI.PK). While with the Canadian Navitrak International Corporation, Mr. Brown participated in raising over $6 million in equity financing, negotiated bank facilities, acquisitions and developed business strategy. Prior to his tenure with Navitrak, Mr. Brown spent ten years with the Bank of Nova Scotia and Scotia Capital Markets in New York City. Mr. Brown also serves as President and Director of Phoenician Holdings Corporation, a reporting company in Canada, and as Chairman and Director of Grandview Gold Inc. (CNQ: GVGI), a Canadian reporting company engaged in the business of mineral exploration, since May 10, 2004. Since March 16, 2005, Mr. Brown has served as a director, Chief Financial Officer and Treasurer of Express Systems Corporation, a reporting company in the United States engaged in the business of managing databases and distributing third party newsletters

Express presently has not been in any merger/acquisitions discussions with anyone and presently, has no intentions to engage in any acquisition or merger agreements with any entity. Nor that have they approached, or been approached, by any companies with respect to an acquisition or merger. However, should a viable opportunity present itself, management certainly reserves the right to explore any and all options available if and when it may prove beneficial for the company, and its shareholders.

Board Committees

In November 2002, the Board of Directors established an Audit Committee. To date, Mr. Brown serves as the only member of the Audit Committee. The function of the Audit Committee is to select and engage, on behalf of Express, independent public accountants to audit Express’ annual financial statements and to review and approve the planned scope of the annual audit.

Item 10. Executive Compensation

The following summary sets forth the cash and other compensation paid or accrued by Express for the years ending March 31, 2005 and 2006, respectively. In an oral agreement, Mr. Barrington-Foote is paid a monthly management fee of $1,000. There are no other terms to his monthly fee and he may be terminated with 30 days notice with no further compensation due to him. To date, Mr. Barrington-Foote has not received compensation in salary and bonus in excess of $100,000.

			Long Term Compensation

	Annual Compensation				Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock	Securities Underlying Options/ Award(s) ($)	LTIP SARs (#)	Payouts ($)	All Other Compensations ($)

Randle Barrington-Foote	2006	$12,000	$-
President/ CEO	2005	-	$-
	2004	-	$-

Steven A. Sanders	2006	-	$-
	2005	-	$-
	2004	-	$-

Richard Brown	2006	-	$-
	2005	-	$-
	2004	-	$-

Lawrence Rosenblat	2006	-	$-
	2005	-	$-
	2004	$18,100	$-

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth the beneficial ownership of the shares of voting stock of Express, as of March 31, 2006 by: (i) each person who is known by Express to beneficially own more than 5% of common stock; (ii) Express’ Chief Executive Officer; (iii) each director; and, (iv) all directors and executive officers of Express as a group.

Name and Address of Beneficial Owner(s)	Shares Beneficially Owned

Number		Percent(1)
5% Stockholders:

CEDE & Co. (2) Box 20 Bowling Green Station NY, NY 10004	1,455,400	48%

G.M. Capital Partners, Ltd.(2) Usteristrasse19 POB 6681 CH-8023 Zurich Switzerland	1,000,000	33.2%

Tamarin Investment Group Inc. (4) 22 Hill Street St. Helier, Jersey JE4 9XB Channel Islands	180,000	5.9%

Executive Officers and Directors:

Randle Barrington-Foote Director/President 114 W. Magnolia Street #446 Bellingham, WA 98225	25,000	<1%

Steven A. Sanders Secretary and Director 114 W. Magnolia Street #446 Bellingham, WA 98225	25,000	<1%

Richard Brown 114 W. Magnolia Street #446 Bellingham, WA 98225	25,000	<1%

All executive officers and directors as a group	75,000	2.5%

(1)   These percentage calculations are based on 3,055,200 shares, which are outstanding prior to this offering as of March 31, 2006
(2)    Directors and shareholders unknown.
(3)    J.A. Michie, managing director, Mark Hartman and Martin Stuiki are the only shareholders.
(4)   Debra Dixon managing director, sole shareholder

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Concluded)

Market Information

Our common stock trades on the Over-The-Counter Bulletin Board ("OTCBB"). We cannot guarantee that we will be able to maintain this listing. There is little trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

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

A principal shareholder of Capilano Holdings, Ltd. a shareholder of Express, advanced to Express funds for operating expenses. The amount owed by Express at March 31, 2006 and March 31, 2005 was $1,416 and $12,814, respectively. The amounts are non-interest bearing and have no due dates.

During the years ended March 31, 2006 and 2005, Express paid consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $70,345 and $50,615 respectively. In addition, during the year ended March 31, 2006 and 2005, the Company paid a shareholder $2,400 and $5,500 for the use of office space. During the years ended March 31, 2006 and 2005 the Company earned $14,350 and $8,110 in sales from related parties.

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

*Previously filed

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Staley, Okada & Partners for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB for the fiscal year ended March 31, 2005 was CAD$10,809.50 and March 31, 2006 was CAD$11,629.00.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the year ended March 31, 2006 was CAD$11,061 and year ended March 31, 2005 was CAD$5,975.00.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EXPRESS SYSTEMS CORPORATION

By:	/s/Randle Barrington-Foote
Randle Barrington-Foote, President

Date:	June30, 2006

By:	/s/Richard Brown
Richard Brown, Chief Financial Officer

Date:	June 30, 2006

By:	/s/Steven A. Sanders
Steven A. Sanders, Director

Date:	June 30, 2006