Form 10QSB
period 2006-06-30
EXPRESS SYSTEMS CORP
filed 2006-08-14
CIK 1074447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Yes [ X] No [ ]

The Issuer had 3,055,200 shares of common stock issued and outstanding as of June 30, 2006.

Express Systems Corporation

Form 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED
JUNE 30, 2006 AND PERIOD FROM
INCEPTION (JULY 9, 1998)
TO JUNE 30, 2006
(UNAUDITED)

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2006	March 31, 2006
(Unaudited)		(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$25,439	$7,925
Trade accounts receivable	52,455	52,455
Prepaid expenses	611	1,138
Interest receivable (Note 6)	1,400	1,400

Total current assets	79,905	62,918

EQUIPMENT AND SOFTWARE, net of accumulated depreciation of $5,072 and $4,901respectively	965	1,136

TOTAL ASSETS	$80,870	$64,054

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$66,907	$36,312
Due to related parties (Note 3)	1,441	1,416

Total current liabilities	68,348	37,728

SHAREHOLDERS' EQUITY (Note 2):
Common stock, $.001 par value, 25,000,000 shares authorized, 3,055,200 shares issued and outstanding	3,055	3,055
Additional paid-in capital	495,871	495,871
Deficit accumulated during the development stage	(486,404)	(472,600)

Total shareholders' equity	12,522	26,326

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$80,870	$64,054

The accompanying notes are an integral part of these interim statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Year Ended March 31, 2006	Period From Inception (July 9, 1998) to June 30, 2006
	(Unaudited)	(Unaudited)	(Audited)	(Unaudited)

REVENUE	$791	$9,483	$36,027	$360,383

EXPENSES:
Advertising	-	573	7,790	48,791
Bad debts	-	-	11,746	48,550
Consulting (Note 3)	6,180	20,500	93,370	339,799
Depreciation and amortization	171	390	1,227	5,072
Filing fees	23	1,611	14,398	14,421
General and Administrative	2,133	35,726	9,735	129,240
Management fees (Note 3)	1,000	3,000	12,000	31,100
Professional fees	5,088	24,955	79,108	203,368
Travel	-	-	-	14,456

Total operating expenses	14,595	86,755	229,374	834,797

loss from operations	(13,804)	(77,272)	(193,347)	(474,414)

OTHER INCOME (EXPENSE):
Interest income	-	-	1,400	1,510
Loss on disposal of assets	-	-	-	(13,500)
Total other income (expense)	-	-	1,400	(11,990)

NET LOSS	$(13,804)	$(77,272)	$(191,947)	$(486,404)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Net loss per common share	$(0.00)	$(0.03)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,055,200	2,960,145	3,026,789

The accompanying notes are an integral part of these interim statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage

BALANCES, at inception (July 9, 1998)	$-	$-	$-	$-

Sale of common stock to founders in July 1998 for $0.001 per share	1,000,000	1,000	-	-

Sale of common stock in private placements:
November 1998 at $.01 per share	1,000,000	1,000	9,000	-
November 1998 for $.05 per share	35,000	35	1,715	-
January 2001 for $.50 per share	200,000	200	99,800	-

Net loss for the period from inception to March 31, 2002	-	-	-	(89,120)

BALANCES, March 31, 2002	2,235,000	2,235	110,515	(89,120)
Sale of common stock in private placement:
November 2002 at $.50 per share	215,200	215	107,385	-

Net loss	-	-	-	(121,766)

BALANCES, March 31, 2003	2,450,200	2,450	217,900	(210,886)
Sale of common stock in private placement:
May 2003 at $.50 per share	110,000	110	54,890	-

Net loss	-	-	-	(42,701)

BALANCES, March 31, 2004	2,560,200	2,560	272,790	(253,587)

Net loss	-	-	-	(27,066)

BALANCES, March 31, 2005	2,560,200	2,560	272,790	(280,653)

Sale of common stock in private placement:
April 2005 at $.50 per share	400,000	400	199,600	-
November 2005 at $0.001 per share	80,000	80	-	-
November 2005 shares cancelled at $0.001 per share	(80,000)	(80)	-	-

Shares issued for services rendered:
April 2005 at $.50 per share	75,000	75	37,425	-
June 2005 at $.50 per share	20,000	20	9,980	-

Issuance costs for shares issued	-	-	(23,924)	-

Net loss	-	-	-	(191,947)

BALANCES, March 31, 2006	3,055,200	3,055	495,871	(472,600)

Net loss	-	-	-	(13,804)

BALANCES, June 30, 2006	$3,055,200	$3,055	$495,871	$(486,404)

The accompanying notes are an integral part of these interim statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Year Ended March 31, 2006	Period From Inception (July 9, 1998) to June 30, 2006
	(Unaudited)	(Unaudited)	(Audited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,804)	$(77,272)	$(191,947)	$(486,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171	390	1,227	5,072
Bad debt expense	-	-	11,746	48,550
Loss of disposals of assets	-	-	-	13,500
Shares issued for services	-	10,000	47,425	47,425
Decrease (increase) in accounts receivable, net	-	2,820)	(20,235)	(92,053)
Increase in interest receivable, net	-	-	(1,400)	(1,400)
Increase in receivable from related parties	-	(10,400)	-	(8,952)
Decrease (increase) in prepaid expenses	527	(149)	(1,138)	(611)
(Decrease) increase in due to related party	25	(6,166)	(11,398)	(7,978)
Increase (decrease) in accounts payable and accrued expenses	30,595	4,105	(4,466)	76,326

Net cash used in operating activities	17,514	(9,210)	(170,186)	(406,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets	-	-	-	(3,500)
Purchases of property and equipment	-	-	-	(16,037)

Net cash used in investing activities	-	-	-	(19,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	-	196,126	176,151	451,501

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,514	119,454	5,965	25,439

CASH AND CASH EQUIVALENTS , beginning of period	7,925	1,960	1,960	-

CASH AND CASH EQUIVALENTS , end of period	$25,439	$121,414	$7,925	$25,439

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Write off of software and cancellation of associated note payable	$-	$-	$-	$50 000
Share issued for services	$-	$-	$47,425	$47,425

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest earned	$-	$-	$1,400	$1,400
Taxes paid	$-	$-	$-	$-

The accompanying notes are an integral part of these interim statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

Express Systems Corporation (“Express”) was incorporated on July 9, 1998 in the state of Nevada and is currently in the development stage. The Company, through its subsidiary, is in the business of advertising on the internet and selling opt-in lead generation lists.

The interim consolidated financial statements include the accounts of Express since the date of inception and its wholly owned subsidiary, Masterlist International, Inc. (“Masterlist”) since the date of purchase, November 2002 (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s interim consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through increased sales and cost containment.

The Company reported net losses of $13,804, $77,272 and $191,947 for the three months ended June 30, 2006 and 2005 and for the year ended March 31, 2006 respectively, and has an accumulated deficit of $486,404 at June 30, 2006. These recurring losses and the need for continued funding, discussed below, raise substantial doubt about the Company’s ability to continue as a going concern

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company uses the allowance method for accounting for bad debts. For the year ended March 31, 2006, $11,746 was written-off as bad debt. At June 30, 2006, management believes all remaining receivables are collectible by the Company.

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

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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

Advertising

The Company expenses advertising costs as incurred. For the three months ended June 30, 2006 and 2005 and year ended March 31, 2006, the Company expensed $0, $573 and $7,790, respectively, for advertising expenses.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company files a interim consolidated income tax return on a calendar year basis; therefore the Company presents its income tax information as of December 31, 2005 (see Note 4).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the interim consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates.

Fair Value of Financial Instruments

Substantially all of the Company’s assets and liabilities, which include cash, trade accounts receivable, and interest receivable due to related parties, accounts payable and accrued liabilities and due to related parties, are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables, which are carried at contracted amounts that approximate fair value. Similarly, the Company’s liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issues) and Emerging Issues Task Force Issue No. 86-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Non-Monetary Assets” as an amendment to Accounting Principles Board Opinion No. 29 (APB 29), “Accounting for Non-Monetary Transactions.” APB 29 prescribes that exchanges of non-monetary transactions should be measured based on the fair value of the assets exchanged, while providing and exception for non-monetary exchanges of similar productive assets. SFAS 153 eliminates the exception provided in APB 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for all non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect there to be any material effect on the Interim consolidated Financial Statements upon adoption of the new standard.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions for SFAS 154 will have a significant impact on its results of operations.

In February 2006, the FASB issued SFAF No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities an classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115,”Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and serviceing liabilities: (a) Amortization method-Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess at each reporting date, or (b) Fair value measurement method-Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of the Statement is the date an entity adopts the requirements of this statement.

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

NOTE 2- SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 25,000,000 shares of $.001 par value voting common stock.

In July 1998, the Company issued 1,000,000 shares to its founders for $1,000.

The Company has sold common shares under private offering memorandums. In November 1998, the

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2- SHAREHOLDERS’ EQUITY (continued)

Company sold 1,000,000 shares of common stock for $.01 per share, and received proceeds of $10,000. Also in November 1998, the Company sold 35,000 shares of common stock for $.05 per share, and received proceeds of $1,750. In January 2001, the Company sold 200,000 shares of common stock for $.50 per share, and received proceeds of $100,000. In November 2002, the Company sold 215,200 shares of common stock for $.50 per share, and received proceeds of $107,600. In May 2003, the Company sold 110,000 shares of common stock at $.50 per share, and received proceeds of $55,000. In April 2005, the Company sold, through a public offering, 400,000 shares of common stock at $.50 per share, and received proceeds of $200,000. During the third quarter of the Company’s 2006 fiscal year, the Company erroneously reported that it issued 80,000 shares for proceeds of $80. The certificate was prepared, however, it was never released. Subsequent to March 31, 2006, the certificates were cancelled and returned to the treasury. In April 2005, the Company issued 75,000 shares of common stock at $.50 per share for services rendered. In June 2005, the Company issued 20,000 shares of common stock at $.50 per share for services rendered.

NOTE 3- RELATED PARTY TRANSACTIONS

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company at June 30, 2006 and March 31, 2006 was $1,441 and $1,416 respectively. The amounts are non-interest bearing and have no due dates.

During the three months ended June 30, 2006 and year ended March 31, 2006, the Company paid and/or accrued consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $7,180 and $70,345 respectively. In addition, during the three months ended June 30, 2006 and year ended March 31, 2006, the Company paid a shareholder $400 and $2,400 for the use of office space. During the year ended March 31, 2006, the Company earned $14,350 in sales to a related party.

At June 30, 2006 and March 31, 2006, amounts included in accounts payable totaling $26,432 and $Nil respectively, were payable to related parties. Amounts included in accounts receivable totaling $20,227 and $Nil were receivable from related parties.

NOTE 4- INCOME TAXES

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

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax liabilities	$-	$-

Deferred tax assets:	$145,000	$93,000
Net operating loss carryforwards	(145,000)	(93,000)
Valuation allowance for deferred tax assets	$-	$-

The valuation allowance for deferred tax assets was increased by $52,000 and $5,000 during 2005 and 2004, respectively.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Concluded)

NOTE 5- MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

During the years ended March 31, 2006 and 2005, the Company recognized revenue from various unrelated entities, which individually comprised greater than 10% of total revenues. Revenue recognized from such entities as a percent of total revenue was 55% from an unrelated party and 38% from a related party for the year ended March 31, 2006 and 47% from an unrelated party 32% from a related party for the year ended March 31, 2006.

Major customers accounted for 95% and 83% of receivables at March 31, 2006 and 2005, respectively.

NOTE 6- INTEREST RECEIVABLE

During the year ended March 31, 2006, the Company issued to a third party, a $50,000 note receivable, bearing interest of 12%. The Company collected the principal amount, however the borrower is disputing interest accrued on the note. Consequently, the interest receivable may not be collected.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Interim consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-QSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

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

Spam has become a very serious issue industry-wide in generating leads on the Internet. There has been be legislation enacted that severally penalizes companies involved in Spam. We do not generate any of our leads through the sending of unsolicited commercial e-mail. All of our leads are generated from single or double opt-in requests.

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

Our main area we concentrate on are double opt-in leads of people wanting financial information and stock market newsletters. We also have managed some of our customers’ databases and distribute their newsletters on a third party basis. Currently, though, we do not have any customers generating revenue for us. We do not have any editorial input into the newsletters that we distribute or that we will distribute in the future. Our third area we have entered to generate revenue is the filing of SEC documents on Edgar for third parties. We have generated approximately $360,383 in total revenue since starting our current business through to June 30, 2006. We did not generate any of this revenue in the first quarter ended June 30, 2006 which will have a detrimental effect on our business.

There are many other types of markets for us to collect leadsor. For example, we believe there is a large market for leads to be sold for debt consolidation, mortgages, health care, insurance and credit cards. We have not done any marketing into these areas but as capital becomes available we intend to pursue these areas of interest to generate additional lead business and potential additional revenue.

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

Our Company earned revenue in several ways. Our largest generator of revenue was from the selling of leads. We would advertise key words on search engines such as Google. When a person clicks on our advertising we are charged a fee by the search engine. The fee we pay is usually between $.10 and $.40 per click. This type of advertising is quite commonly called "pay per click" advertising. When a person clicks on our advertising site it takes them to a form where they can sign up for a news letter we are advertising. When a person signs up for that newsletter that generates a lead for which we sell to our customer. Generally, these leads are sold for $5.00 each. Our gross profit is generated by the difference at which we sell our leads ($5.00) to the cost of generating that lead. On average it takes about 10 clicks on our advertising site to generate one saleable lead. Therefore our gross profit margin is between $1.00 and $4.00, depending on how much we are charged by the search engine per click. We are not currently advertising on any pay per click sites.

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

We have only sold leads for the generation of financial news letters. We currently do not have any customers for this sector of our business, which has generated about 95% of our revenue for the twelve month period ended March 31, 2006 and none of our revenue for the three month period ended June 30, 2006. We accept only cash payments from all of our customers. We do not take securities as payment for our services.

A concentration of business in one customer brings a certain amount of risk to our Company as the loss of this customer would dramatically affect our business. It is a major part of our business plan to expand the news letter business, not only in the financial area but in other areas as well, such as health and travel but at this point we do not have the advertising budget to undertake such an expansion. There is significant competition, though, for this type of business with several large companies providing these services to people. To expand in the market we will try to stay competitive with the price of the leads we sell and by providing a flawless service of distributing the news letter. Our challenge will be to try to keep our service level as high as possible with the limited resources we have. Our business can be very technical and having qualified employees to manage the systems can be very expensive. This is one of the reasons we have not been able to expand our business, as we want to be able to provide our customers with the maximum amount of customer service and we do not have the employee base to meet this level of service yet. As we have a lack of funds, over the next twelve months we do not plan to add any additional employees to meet these technical requirements of the business even though they are needed for the success of the business.

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

Our biggest challenge for success will be to obtain the necessary capital to expand our advertising base and to hire the additional employees that have the technical expertise to provide the customer service that will make us stand out from the competition. If we cannot expand our advertising base and attract more customers, our ability to maintain operations would be unlikely. At this time we do not have any sources for additional capital, either on a debt or equity basis.

The financial success of a financial news letter is heavily dependent upon our customers’ investment track record. In today’s uncertain geo-political world there is a great risk for extreme market swings, which could easily detrimentally affect the customers’ investment track record. If our customers lose their revenue, they would not be in a position to buy advertising and leads from us. The loss of our one customer would have a detrimental affect on our ability to continue in business.

We currently have limited funds to maintain our business and we did not generate any revenue in our first quarter of this year. We will need to raise additional capital through equity or debt to maintain our operations. We do not have any sources for funds either through debt or equity and there is no assurance to be given that we will be able to source such funds. Until we do raise additional funds it is unlikely we will be able to maintain our business. We will be unable to continue operations from cash flow from the sale of leads, management of databases, website management and EDGAR filings.

As a result of our incurring continuing losses since inception and other factors, our independent certified public accountants have included an explanatory paragraph in their audit report on our financial statements, regarding having substantial doubt about our ability to continue as a going concern. In the event that we are unable to raise additional capital or generate sufficient revenue to meet our current liabilities, we may have to shut down our business operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2006 COMPARED TO THE YEAR ENDED MARCH 31, 2005 AND THE THREE MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005

For the year ended March 31, 2005, we had revenues of $89,037, as compared to revenues of $36,027 for the year ended March 31, 2006, a decrease of $53,010 or 60%. For the three month period ended June 30, 2006 compared to June 30, 2005 we had revenues of $791 and $9,483 respectively, a decrease of $8,692 or 92%. This decrease is attributable to a decrease in leads purchased by our main customers. The decrease in revenue can also be attributed to the slow down in additional services we are providing our customers such as database management, website management and EDGAR filing services. Our inability to fund additional advertising until recently has effect our ability to attract additional customers with our limited advertising budget.

 For the year ended March 31, 2005, we had operating expenses of $116,103, compared to $229,374 for the year ended March 31, 2006, an increase of $113,271 or 98%. This increase is primarily attributable to an increase in professional fees that were incurred as a result of increase in registration filings, and a write off of un-collectible accounts receivable. For the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 we had operating expenses of $14,595 and $86,755 respectively, a decrease of $72,160 or

83%. This decrease in operating expenses is attributable to the limited business that was done for the period ended June 2006.

For the year ended March 31, 2005, we had a net loss of $27,066, compared to a loss of $191,947 for the year ended March 31, 2006, an increase of $164,881 or 609%. This increase is primarily attributable to the decrease in revenues that were generated from the distribution of third party newsletters.   This decrease in revenue was offset by higher variable costs of operation. For the three month period ended June 30, 2006 we had a net loss of $13,804 compared to a net loss of $77,272 in June 30, 2005, a decrease of $63,468 or 82%. This decrease in net loss can be attributable the limited business that was done for the period ended June 2006.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2005 COMPARED TO THE YEAR ENDED MARCH 31, 2004

For the year ended March 31, 2005, we had revenues of $89,037, as compared to revenues of $161,998 for the year ended March 31, 2004, a decrease of $72,961 or 45%.This decrease is attributable to a decrease in leads purchased by our main customers. The decrease in revenue can also be attributed to the slow down in additional services we are providing our customers such as database management, website management and EDGAR filing services. Our inability to fund additional advertising until recently has effect our ability to attract additional customers with our limited advertising budget.

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

For the year ended March 31 2004 we had a net loss of $42,701, compared to a loss of $27,066 for the year ended March 31, 2006, a decrease of $15,635 or 37%. This decrease is primarily attributable to the decrease in revenues that were generated from the distribution of third party newsletters.   This decrease in revenue was offset by lower variable costs of operation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had $7,925 cash-on-hand compared to $1,960 as of March 31, 2005, an increase of $5,965 or 304%.  The increase can be attributed to our collection of receivables near the end of the fiscal period.  As of March 31, 2006, our total current assets were greater than our current liabilities by $25,190 Our current ratio (current assets to current liabilities ratio) as at March 31, 2006 was 1.67. As of June 30, 2006 we had $25,439 cash on hand compared to $7,925 for the year ended March 31, 2006. This is an increase of approximately $17,514 or 221%. This increase can be attributed to our closing of the current offering of equity. Our current ratio as at June 30, 2006 was 1.17. We currently still have very limited funds to maintain our business. Until we do raise additional funds we will not be able to continue operations from cash flow from the sale of leads, management of databases, website management and EDGAR filings and from current working capital.

We have the authority to issue 25,000,000 shares of common stock, $0.001 par value. Prior to this filing, we have raised all funds through private placements. In July 1998, we issued 1,000,000 shares of common stock to G.M Capital Partners, Ltd. for $1,000. In November 1998 we sold 1,000,000 shares of common stock to eight investors for $10,000. In November 1998 we also sold 35,000 shares of common stock for proceeds of $1,750. In January 2001, we sold 200,000 shares of common stock for proceeds of $100,000. In November 2002 we sold 215,200 shares of commons stock for proceeds of $107,600. In April 2005 we sold 400,000 shares of common stock for proceeds of $200,000.

Related Party Transactions

During the past two years, we have not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Express’ capital stock.

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company at the years ended March 31, 2006 and 2005 and the three months ended June 30, 2006 and 2005 was $1,416, $12,814, $1,441 and $6,648 respectively. The amounts are non-interest bearing and have no due dates.

During the years ended March 31, 2006 and 2005 and the three months ended June 30, 2006 and 2005, the Company paid consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $70,345, $50,615, $7,180 and $20,500 respectively. In addition, during the three months ended June 30, 2006 and the year ended March 31, 2006, the Company paid a shareholder $400 and $2,400 for the use of office space. During the year ended March 31, 2006, the Company earned $14,350 in sales to a related party.

During the year ended March 31, 2006, the Company has advanced monies to companies controlled by a shareholder of the Company. Services have been performed for the companies controlled by a shareholder for which amounts are outstanding. At March 31, 2006, the amount owed to the Company by related parties was $Nil.

Working Capital

We had net working capital of $25,190 at March 31, 2006, as compared to net working capital of $(7,666) at March 31, 2005, an increase of $32,856 or 428%. The increase in working capital was the result of our ability to collect outstanding receivables offset by a decrease in business.  We had working capital of $11,557 for the three month period ended June 30, 2006 compared to $25,190 for the year ended March 31, 2006, a decrease of $13,633 or 54%. This decrease can be attributed to smaller revenue generated from sales in the period in 2006 and no additional financings in the period in 2006 versus 2005. We still do not have sufficient working capital to maintain operations at a profitable level and are dependent upon cash flow from operations and the raising of additional capital to keep our operation going. We believe that if we do not receive additional capital through debt or equity financing that we will not be able to maintain our operations past September 2006. We are in the development stage and the following items could be used to assess our liquidity.

Cash Flow from Operating Activities

Net cash used in operating activities for the years ended March 31, 2006 and 2005 was $170,186, $7,250, respectively, an increase of $162,936 or 2,247%. The increase is attributable to our increase in professional and legal fees associated with our offering.  Net cash used (provided by) in operating activities for the three month period ended June 30, 2006 and 2005 was $(17,514) and $76,672 a decrease of $94,186 or 123%. This decrease can be attributed to the limited amount of business done in the period ended June 2006. As we had a concentration of revenue from one customer, who we have lost, it is important for us to attract additional customers to ensure steady and growing cash flow to fund ongoing operations. The loss of this customer is very detrimental to the business.

Cash Flow from Investing Activities

There was no cash flow from investing activities for the fiscal year ended March 31, 2006 and 2005, and for the three month period ended June 30, 2006 and 2005.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended March 31, 2006 was $176,151 as compared to $0 for the year ended March 31, 2005, an increase of $176,151. The increase is attributable to the issuance of common shares in fiscal year 2006 as compared to no common shares issued in fiscal year 2005.  For the three month period ended June 30, 2006 and 2005 the cash flow from financing activities was $0 and $196,126 respectively, a decrease of $196,126. The cash flow from financing activities in 2005 was from the sale of securities. There were no corresponding cash flows from investing activities in the three month period ended June 30, 2006 as no securities were sold.

We require additional funds to implement our growth strategy in our lead generation business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

We have suffered recurring losses from operations and have net working capital of $11,557 as of June 30, 2006, which raises substantial concern regarding our ability to continue as a going concern.

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

Our functional currency is the United States Dollar and our interim consolidated financial statements are reported in United States Dollars unless otherwise stated.

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

The amount of time, which our officers and directors will devote to our business, will be limited. They may be unable to devote the time necessary to fully develop the business due to the fact that they devote time to other business interests. Our president also serves as an officer and director in other businesses. Thus, there exists potential conflicts of interest, including, among other things, time, effort and corporate opportunity involved with participation in other such business entities. We have no agreements with our officers and directors as to how they will allocate either their time to us or how they will handle corporate opportunities. At this time, none of our officers and directors are involved with a business, which would benefit from the same type of corporate opportunity as Express.

Express is concentrating its business model on one technology which necessarily increases the risk that our business will fail as we have no other revenue stream to support us if our decision to use the internet as our business model is erroneous.

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

The performance of our web site is critical to the ability of Express to attract and retain users and advertisers. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors or failures when introduced. Any system error or failure that causes interruptions in availability or an increase in response time could result in a loss of potential users, list purchasers, and, if sustained or repeated, could reduce the attractiveness of the web site to users and list purchasers. A sudden and significant increase in the number of users of the web sites also could strain the capacity of the software, hardware, or telecommunications systems used by Express, which could lead to slower response time or systems failures. In addition, if the number of web pages or users of our web site increases substantially, our hardware and software infrastructure may not be able to adequately handle the increased demand. Failure of the software which we presently intend to use to adequately and consistently provide for the needs of our customers could have a catastrophic affect on ability to maintain as an on-going business.

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

As we are operating in a segment of the internet market which has proven to be unpopular to a significant number of internet users, it is likely that persons may try to disrupt our business by interrupting our website operations to the extent that we can no longer send e-mail services to our targeted audience. If such occurs we may be unable to operate our business as the costs of repairing any damage may outweigh the amount of revenue generated therefrom.

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

Three customers generated 95% of our total revenues for the twelve months ended March 31, 2006. We no longer have any customers and our business will suffer a material adverse effect as we may not be able to replace the revenue lost in time to save our business.

We have not entered into a written agreement with our customer and as a result the customer may terminate it at any time and without notice.

Although we believe that our customers are not regulated under the federal securities laws and as a result we may have liability for penalties in the event that they are found to be acting as an unregistered broker-dealer or investment adviser.

We have no clients that are presently regulated under the federal securities laws. One of our former clients disseminates information about the technical position of U.S. equity markets, as well as alerts its subscribers to pertinent economic and corporate news of the day or that is to be released. Further, this former client offers its subscribers buy and sell recommendations of both equity and options for both short term trading strategy and long term investment point of view. In the event that a client of ours is found to be acting as an unregistered broker-dealer or investment adviser we may be liable or incur penalties from state or federal agencies in our capacity as an agent of such client. The extent of such liability or penalties could be severe and could force us out of business.

RISKS RELATED TO THE STOCK MARKET AND CORPORATE CONTROL

We Have No Public Market For Our Stock And There Is No Assurance One Will Develop; You May Have Difficulty Liquidating Your Investment.

There is no public market for our shares of common stock, though we are quoted on the OTC-BB. There is no assurance that a market for our common shares will develop even though we are quoted. If a market develops, there can be no assurance that the price of our shares in the market will be equal to or greater than the price per share investors pay in this offering; in fact, the price of our shares in any market that may develop could be significantly lower. Investors in this offering may have difficulty liquidating their investment. Furthermore, there is no assurance given that we may be able to maintain our listing on the OTC-BB

FORWARD-LOOKING STATEMENTS

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions for SFAS 154 will have a significant impact on its results of operations.

In February 2006, the FASB issued SFAF No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities an classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115,”Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and serviceing liabilities: (a) Amortization method-Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess at each reporting date, or (b) Fair value measurement method-Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of the Statement is the date an entity adopts the requirements of this statement.

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

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our interim consolidated financial statements is critical to an understanding of our financials.

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issues) and Emerging Issues Task Force Issue No. 86-18, “Accounting

for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

Dated: August 14, 2006	Express Systems Corporation /s/ Randle Barrington-Foote Randle Barrington-Foote President, CEO, and Director
Dated: August 14, 2006	/s/ Richard Brown Richard Brown Principal Accounting Officer, Principal Financial Officer and Director