Form 10QSB
period 2006-09-30
EXPRESS SYSTEMS CORP
filed 2006-11-20
CIK 1074447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ________________

EXPRESS SYSTEMS CORP.
(Name of small business in its charter)

Nevada	333-107002	91-1918324
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

114 W. Magnolia Street, Suite 446, Bellingham WA		98225
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (800) 661-7830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,055,200 at October 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

Express Systems Corporation

Form 10-QSB

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2006	March 31, 2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,793	$7,925
Trade accounts receivable, net	52,455	52,455
Prepaid expenses	3,120	1,138
Interest receivable	1,400	1,400

Total current assets	60,768	62,918

EQUIPMENT AND SOFTWARE, net of accumulated depreciation of $5,072 as of September 30, 2006 and $4,901 as of March 31, 2006.	795	1,136

TOTAL ASSETS	$61,563	$64,054

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$51,642	$36,312
Due to related parties	2,441	1,416

Total current liabilities	54,083	37,728

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value, 25,000,000 shares authorized, 3,055,200 shares issued and outstanding	3,055	3,055
Additional paid-in capital	495,871	495,871
Deficit accumulated during the development stage	(491,446)	(472,600)

Total shareholders’ equity	7,480	26,326

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,563	$64,054

See Notes to Condensed Consolidated Financial Statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$6,160	$791

EXPENSES:
Advertising	-	686	-
Bad Debts	-	-	-
Consulting	-	13,445	6,180
Depreciation and amortization	170	-	342
Filing Fees	851	420	874
General and Administrative	324	4,211	2,457
Management fee	-	3,000	1,000
Professional fees	3,696	21,419	8,784
Travel	-	-	-

Total operating expenses	5,041	43,181	19,637

Loss from operations	(5,041)	(37,021)	(18,846)

OTHER INCOME (EXPENSE):
Interest income	-	-	-
Loss on disposal of assets	-	-	-
Total other income (expense)	-	-	-

NET LOSS	$(5,041)	$(37,021)	$(18,846)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Net loss per common share	$(0.00)	(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,055,200	2,960,200	3,055,200

See Notes to Condensed Consolidated Financial Statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)

	Six Months Ended September 30, 2006	Period from Inception (July 9, 1998) to September 30, 2006
	(Unaudited)	(Unaudited)

REVENUE	$15,643	$360,383

EXPENSES:
Advertising	1,259	48,791
Bad Debts	-	48,550
Consulting (Note 3)	33,945	339,799
Depreciation and amortization	390	5,243
Filing fees	2,031	15,272
General and Administrative	39,240	129,564
Management fee (Note 3)	6,000	31,100
Professional fees	46,374	207,064
Travel	-	14,456

Total operating expenses	129,239	839,839

Loss from operations	(113,596)	(479,456)

OTHER INCOME (EXPENSE):
Interest income	-	1,510
Loss on disposal of assets	-	(13,500)
Total other income (expense)	-	(11,990)

NET LOSS	$(113,596)	$(491,446)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Net loss per common share	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,007,932

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,846)	$(113,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	341	390
Bad debt expense	-	-
Loss of disposal of assets	-	-
Shares issued for services	-	10,000
Increase in accounts receivable, net	-	(40)
Increase in interest receivable, net	-	-
(Increase) in receivables from related parties	-	(1,400)
Increase in prepaid expenses	(1,982)	(2,500)
(Decrease) increase in due to related party	1,025	(11,422)
Increase in accounts payable and accrued expenses	15,330	543

Net cash used in operating activities	(4,132)	(118,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other asset	-	-
Purchases of property and equipment	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	-	196,151

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,132)	78,126

CASH AND CASH EQUIVALENTS , beginning of period	7,925	1,960

CASH AND CASH EQUIVALENTS , end of period	$3,793	$80,086

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Write off of software and cancellation of associated note payable	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest earned	$-	$-
Taxes paid	$-	$-

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Period From Inception (July 9, 1998) to September 30, 2006
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(491,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,242
Bad debt expense	48,550
Loss of disposal of assets	13,500
Shares issued for services	47,425
Decrease (increase) in accounts receivable, net	(101,005)
Increase in interest receivable, net	(1,400)
Decrease (increase) in prepaid expenses	(3,120)
(Decrease) increase in due to related party	(2,441)
Increase (decrease) in accounts payable and accrued expenses	51,642

Net cash used in operating activities	(428,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other asset	(3,500)
Purchases of property and equipment	(16,037)

Net cash used in investing activities	(19,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	451,501

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,793

CASH AND CASH EQUIVALENTS , beginning of period	-

CASH AND CASH EQUIVALENTS , end of period	$3,793

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Write off of software and cancellation of associated note payable	$50 000

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest earned	$1,400
Taxes paid	$-

See Notes to Condensed Consolidated Financial Statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Express Systems Corporation (“Express”) was incorporated on July 9, 1998 in the state of Nevada. The Company currently is a development stage company as defined by Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing new business. All losses accumulated since its inception has been considered as part of the Company’s development stage activities.

The condensed consolidated financial statements include the accounts of Express since the date of inception and its wholly owned subsidiary, Masterlist International, Inc. (“Masterlist”) since the date of purchase, November 2002 (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation:

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB, Item 310(b) of Regulation S-B Article 10 (01)(c) of Regulation S-X. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-KSB for the fiscal year ended March 31, 2006.

The results and trends on these interim condensed consolidated financial for the six and three months ended September 30, 2006 and 2005 may not be representative of those for the full fiscal year or any future periods.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.”

Earnings per share:
Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share is the same as basic loss per share as the Company has no outstanding common stock equivalents.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(Continued)

Recent Accounting Pronouncements:

SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statement, (“SAB 108”)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatement-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are in the process of evaluating the impact, if any, on our financial statements of initially applying the provisions of SAB 108.

NOTE 2- LIQUIDITY AND MANAGEMENTS’ PLANS:

As reflected in the accompanying condensed consolidated financial statements we are a development stage company and have incurred operating losses and negative cash flow from operations and have a capital deficiency of $491,446 as of September 30, 2006. In addition, the Company is dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock through private placements or through borrowing until it achieves sustained profitability through sales and cost containment. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company hopes to eventually generate sufficient revenue to meet its current obligations. In addition, the Company has decided to diversify its business and has entered into a letter of intent for its subsidiary to acquire all of the shares of a Swiss based petroleum exploration company for approximately 80% of the Company’s shares of common stock subject to the Company raising over $10,000,000 in private placements. The Company has subsequently raised $140,000.

Ultimately, the Company’s ability to continue is dependent upon the achievement of profitable operations. There is no assurance that the Company will be able to achieve profitability.

The accompanying condensed consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

NOTE 3- RELATED PARTY TRANSACTIONS

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company at September 30, 2006 and March 31, 2006 was $2,441 and $1,416, respectively. The amounts are non-interest bearing and have no due dates.

During the six months ended September 30, 2006 and 2005, the Company incurred consulting, office rent and management fees to an officer, shareholders and entities related to shareholders of the Company of $6,180 and $33,945 respectively.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(Concluded)

NOTE 4- INTEREST RECEIVABLE

During the year ended March 31, 2006, the Company issued to a third party, a $50,000 note receivable, bearing interest of 12%. The Company collected the principal amount but the interest accrued on the note is still due as of September 30, 2006.

NOTE 5- LETTER OF INTENT WITH DWM PETROLEUM AG

On September 25, 2006, the Company entered into a non-binding letter of intent with DWM Petroleum AG (“DWM”) to acquire 100% of the issued and outstanding shares of DWM in exchange for 80% of the Company’s shares of common stock or approximately 80,000,000 shares (the “Share Exchange”) on a fully-diluted basis subject to the Company raising over $10,000,000 in private placements necessary to complete the transaction. In addition, the Company has agreed to issue 500,000 shares for every 50 million barrels of petroleum reserves net to the Company from the Kyrgystan and Albanian assets held by DWM with a maximum of 2.0 billion barrels of oil reserves. The Company is in the process of increasing the number of authorized shares required in order to complete the transaction.

NOTE 6- SUBSEQUENT EVENT, PRIVATE PLACEMENT

A condition to the completion of the Share Exchange is the raising of $1,140,000 by the Company at the time of signing the definitive Share Exchange agreement. To that extent, on October 3, 2006, subsequent to the balance sheet date, the Company completed raising $140,000 through a private placement of 7,000,000 shares pursuant to Regulation S of the Securities Act of 1933, as amended. The effectiveness of the Share Exchange is also subject to the completion of definitive documents and other conditions such as within 60 days subsequent to the effectiveness of the Share Exchange the Company must complete a $10,000,000 capital raise. The Company anticipates completing the Share Exchange within the next 90 days.

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

The following discussion and analysis should be read in conjunction with the information set forth in the financial statements and notes thereto included elsewhere in this Form 10-QSB.  Our condensed consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

OVERVIEW

We are a development stage company.  Our main goal was to generate revenue by generating lists of opt-in leads to be sold both on a wholesale and retail basis to buyers of the leads. An opt-in lead consists, as a minimum, an e-mail address of an individual that requests more information on a product we are advertising for our customers. To be an opt-in name, the individual had to have responded to an advertisement posted on a web site on the world wide web that they found. None of our leads would come from unsolicited commercial e-mail also known as "spam". Spam has become a very serious issue industry-wide in generating leads on the Internet. Recently enacted legislation severally penalizes companies involved in Spam. We do not generate any of our leads through the sending of unsolicited commercial e-mail. All of our leads are generated from single or double opt-in requests. We have major concerns, though, that the ability to send mass e-mails may be limited in the future and we have decided to diversify our business. Thus, on September 25, 2006, we entered into a non-binding letter of intent to acquire all of the shares of a Swiss based petroleum exploration company, DWM Petroleum, AG. The description of this transaction is described below.

We believe that the Internet is, in effect, a borderless environment for the most part. Obviously, each user must respect the local laws of where they advertise their products. Our main area we concentrate on are double opt-in leads of people wanting financial information and stock market newsletters. We also manage some of our customers’ databases and distribute their newsletters on a third party basis. Currently, though, we do not have any customers generating revenue for us.

We feel that we can locate our operations in the most favorable business locations for our operations without compromising the effectiveness of our advertising. For example, though our main business is located in the United States, our biggest customer was a Swiss company. To try and maintain and control costs, we subcontract out some of our technical work. To do this subcontract work, we post our jobs that need to be completed on various Internet sites where contractors bid for the work. We had some of our technical work completed for us in India, Untied States, Canada and the Philippines.  We do not have any editorial input into the newsletters that we distribute or that we will distribute in the future.

Our third area we have generated revenue is the filing of SEC documents on Edgar for third parties. We have generated approximately $360,383 in total revenue since starting our current business through to September 30, 2006. We did not generate any of this revenue in the second quarter ended September 30, 2006 which will have a detrimental effect on our business.

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

Our largest generator of past revenue was from the selling of leads. We would advertise key words on search engines such as Google. When a person clicks on our advertising we are charged a fee by the search engine. The fee we pay is usually between $.10 and $.40 per click. This type of advertising is quite commonly called "pay per click" advertising. When a person clicks on our advertising site it takes them to a form where they can sign up for a news letter we are advertising. When a person signs up for that newsletter that generates a lead for which we sell to our customer. Generally, these leads are sold for $5.00 each. Our gross profit is generated by the difference at which we sell our leads ($5.00) to the cost of generating that lead. On average it takes about 10 clicks on our advertising site to generate one saleable lead. Therefore our gross profit margin is between $1.00 and $4.00, depending on how much we are charged by the search engine per click. We are not currently advertising on any pay per click sites.

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

We have only sold leads for the generation of financial news letters. We currently do not have any customers for this sector of our business, which has generated about 95% of our revenue for the twelve month period ended March 31, 2006 and none of our revenue for the six month period ended September 30, 2006. We accept only cash payments from all of our customers. We do not take securities as payment for our services.

We had a concentration of business in one customer which brought a certain amount of risk to our Company as the loss of this customer has dramatically affected our business.

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

Our biggest challenge for success will be to obtain the necessary capital to expand our advertising base and to hire the additional employees that have the technical expertise to provide the customer service that will make us stand out from the competition. If we cannot expand our advertising base and attract more customers, our ability to maintain operations would be unlikely. At this time we do not have any sources for additional capital, either on a debt or equity basis for investing in our business plan for internet marketing.

The financial success of a financial news letter is heavily dependent upon our customers’ investment track record. In today’s uncertain geo-political world there is a great risk for extreme market swings, which could easily detrimentally affect the customers’ investment track record. If our customers lose their revenue, they would not be in a position to buy advertising and leads from us. The loss of our one customer had a detrimental affect on our ability to continue in business.

We currently have limited funds to maintain our business and we did not generate any revenue in our first half of this year. We will need to raise additional capital through equity or debt to maintain our operations. We do not have any sources for funds either through debt or equity and there is no assurance to be given that we will be able to source such funds. Until we do raise additional funds it is unlikely we will be able to maintain our business. We will be unable to continue operations from cash flow from the sale of leads, management of databases, website management and EDGAR filings.

DWM Petroleum AG:

On September 25, 2006 we entered into a non-binding letter of intent to acquire 100% of the shares of DWM Petroleum AG (“DWM”) in exchange for approximately 80,000,000 newly issued shares of our common stock. DWM has 6 licenses for the exploration of oil in the Republic of Krygystan and has received Albanian ministerial approval to acquire 4 oil concessions in Albania. The acquisition of the 4 concessions still needs final Albanian Government approval. The effectiveness of such a share exchange is also subject to the completion of definitive share exchange documents and other conditions two of which are the raising of $1,140,000 by the Company at the time of signing the definitive agreement with DWM and an additional $10,000,000 sixty days after the closing of the share exchange agreement. On October 3, 2006 we raised $140,000 by the issuance of 7,000,000 shares of our common stock pursuant to Regulation S of the Securities Act of 1933, as amended, towards our commitment. The Company is in the process of increasing the number of authorized shares required in order to complete the transaction.

In addition, we have agreed to issue 500,000 shares of our common stock for every 50 million barrels of petroleum proven reserves net to the Company discovered from the Kyrgystan and Albanian assets held by DWM with a maximum of 2.5 billion barrels of oil reserves.

Going Concern:
As a result of our incurring continuing losses since inception and other factors, our independent certified public accountants have included an explanatory paragraph in their March 31, 2006 audit report on our consolidated financial statements, regarding having substantial doubt about our ability to continue as a going concern. In the event that we are unable to raise additional capital or generate sufficient revenue to meet our current liabilities, we may have to shut down our business operations.

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005

For the six month period ended September 30, 2006 compared to September 30, 2005 we had revenues of $791 and $15,643 respectively, a decrease of $14,852 or 95%. For the three month period ended September 30, 2006 compared to September 30, 2005 we had revenues of $0 and $6,160 respectively, a decrease of $6,160 or 100%. This decrease is attributable to a decrease in leads purchased by our main customers. The decrease in revenue can also be attributed to the slow down in additional services we are providing our customers such as database management, website management and EDGAR filing services. Our inability to fund additional advertising until recently has effected our ability to attract additional customers with our limited advertising budget.

 For the six month period ended September 30, 2006 compared to the six month period ended September 30, 2005 we had operating expenses of $19,637 and $129,239 respectively, a decrease of $109,602 or 85%. For the three month period ended September 30, 2006 and September 30, 2005 we had operating expenses of $5,041 and $43,181 respectively, a decrease of $38,140 or 88%. This decrease in operating expenses is attributable to the limited business that was done for the periods ended September 30, 2006.

For the six month period ended September 30, 2006 we had a net loss of $18,846 compared to a net loss of $113,596 in September 30, 2005, a decrease of $94,750 or 83%, and for the three month period ended September 30, 2006 and September 30 2005 we had a net loss of $5,041 and $37,021 respectively, a decrease of $31,980 or 86%. This decrease in net loss can be attributable the limited business that was done for the periods ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006 we had $3,793 cash on hand compared to $7,925 as of March 31, 2006. This is a decrease of $4,132 or 52%. This decrease can be attributed to our inability to generate revenue from sales of our services. Our current ratio as at September 30, 2006 was 1.12. We currently still have very limited funds to maintain our business. Until we do raise additional funds we will not be able to continue operations from cash flow from the sale of leads, management of databases, website management and EDGAR filings and from current working capital.

We have the authority to issue 25,000,000 shares of common stock, $0.001 par value. Prior to this filing, we have raised all funds through private placements. In July 1998, we issued 1,000,000 shares of common stock to G.M Capital Partners, Ltd. for $1,000. In November 1998 we sold 1,000,000 shares of common stock to eight investors for $10,000. In November 1998 we also sold 35,000 shares of common stock for proceeds of $1,750. In January 2001, we sold 200,000 shares of common stock for proceeds of $100,000. In November 2002 we sold 215,200 shares of common stock for proceeds of $107,600. In May 2003, the Company sold 110,000 shares of common stock for proceeds of $55,000. In April 2005 we sold 400,000 shares of common stock for proceeds of $200,000.

During the third quarter of 2006, the Company erroneously reported that it issued 80,000 shares for proceeds of $80. The certificate was prepared, however, it was never released. Subsequent to March 31, 2006, the certificates were cancelled and returned to the treasury and were available for re-issuance. In April 2005, the Company issued 75,000 shares of common stock at $.50 per share for services rendered and proceeds of $31,500. In June 2005, the Company issued 20,000 shares of common stock at $.50 per share for services rendered and proceeds of $10,000.

Subsequent to the end of the quarter, September 30, 2006 we issued 7,000,000 shares of our common stock pursuant to Regulation S of the Securities Act of 1933, as amended, for total proceeds of $140,000.

Related Party Transactions

During the past two years, we have not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Express’ capital stock.

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company at the year ended March 31, 2006 and the six months ended September 30, 2006 was $1,416 and $2,441, respectively. The amounts are non-interest bearing and have no due dates.

During the six months ended September 30, 2006, the Company paid consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $6,180 and $33,945 respectively.

Working Capital

We had working capital of $6,685 as of September 30, 2006 compared to $25,190 as of March 31, 2006, a decrease of $18,505 or 73%. This decrease can be attributed to smaller revenue generated from sales in the periods in 2006 and no additional financings in the period in 2006 versus 2005. We still do not have sufficient working capital to maintain operations at a profitable level and are dependent upon cash flow from operations and the raising of additional capital to keep our operation going. We believe that if we do not receive additional capital through debt or equity financing that we will not be able to maintain our operations past December 2006. We are in the development stage and the following items could be used to assess our liquidity.

Cash Flow from Operating Activities

Net cash used in operating activities for the six month period ended September 30, 2006 and 2005 was $4,132 and $118,025 a decrease of $113,893 or 96%. This decrease can be attributed to the limited amount of business done in the period ended September 2006. As we had a concentration of revenue from one customer, who we have lost, it is important for us to attract additional customers to ensure steady and growing cash flow to fund ongoing operations. The loss of this customer is very detrimental to the business.

Cash Flow from Investing Activities

There was no cash flow from investing activities for the six month periods ended September 30, 2006 and 2005.

Cash Flow from Financing Activities

For the six month period ended September 30, 2006 and 2005 the cash flow from financing activities was $0 and $196,151 respectively, a decrease of $196,151 The cash flow from financing activities in 2005 was from the sale of securities.

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

 The Company reported net losses of $18,846 and $113,596 for the six months ended September 30, 2006 and 2005, respectively, and has an accumulated deficit of $491,446 as of September 30, 2006, which raises substantial concern regarding our ability to continue as a going concern.

Our functional currency is the United States Dollar and our interim consolidated financial statements are reported in United States Dollars unless otherwise stated.

Application of Critical Accounting Policies

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from those estimates.  These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our interim consolidated financial statements is critical to an understanding of our financials.

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue from sales or services will be recognized at the time the product is delivered or at the time the service is performed and collection is probable.

The functional currency of the Company is the US dollar and the functional currency of the wholly owned subsidiary located in Canada is the Canadian dollar. Assets and liabilities of this subsidiary are translated to U.S. dollars at year-end exchange rates and income statement items are translated at the average of the exchange rates during the period such transactions arise. Resulting translation adjustments, if material, are recorded as a separate component of accumulated other comprehensive income, a component of stockholders’ equity.

Financial instruments that potentially subject us to concentrations of credit risk consists primarily of cash in excess of the federally insured amount of $100,000. To date, we have not incurred a loss relating to this concentration of credit risk.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company files a consolidated income tax return on a calendar year basis; therefore the Company presents its income tax information as of December 31, 2005.

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

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2006, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls.

There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1	Legal Proceedings
None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3	Defaults by the Company on its Senior Securities
None

Item 4	Submission of Matters to a Vote of Security Holders
None

Item 5	Other Information

On September 25, 2006 we entered into a non-binding letter of intent to acquire 100% of the shares of DWM Petroleum AG (“DWM”) in exchange for approximately 80,000,000 newly issued shares of our common stock. DWM has 6 licenses for the exploration of oil in the Republic of Krygystan and has received Albanian ministerial approval to acquire 4 oil concessions in Albania. The acquisition of the 4 concessions still needs final Albanian Government approval. The effectiveness of such a share exchange is also subject to the completion of definitive share exchange documents and other conditions two of which are the raising of $1,140,000 by the Company at the time of signing the definitive agreement with DWM and an additional $10,000,000 sixty days after the closing of the share exchange agreement. On October 3, 2006 we raised $140,000 by the issuance of 7,000,000 shares of our common stock pursuant to Regulation S of the Securities Act of 1933, as amended, towards our commitment. The Company is in the process of increasing the number of authorized shares required in order to complete the transaction.

In addition, we have agreed to issue 500,000 shares of our common stock for every 50 million barrels of petroleum proven reserves net to the Company discovered from the Kyrgystan and Albanian assets held by DWM with a maximum of 2.5 billion barrels of oil reserves.

The Company anticipates completing the share exchange within the next 90 days.

Item 6	Exhibits.
(a) Exhibits

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibits
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certificate of Chief Executive Officer
32.2	Certificate of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Express Systems Corporation

Dated: November 20, 2006	/s/ Randle Barrington-Foote
Randle Barrington-Foote President, CEO, and Director

Dated: November 20, 2006	/s/ Richard Brown
Richard Brown Principal Accounting Officer, Principal Financial Officer and Director