Form 10QSB/A
period 2006-09-30
EXPRESS SYSTEMS CORP
filed 2006-11-24
CIK 1074447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Form 10-QSB/A

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

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,846)	$(113,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	341	390
Bad debt expense	-	-
Loss of disposal of assets	-	-
Shares issued for services	-	10,000
Increase in accounts receivable, net	-	(40)
(Increase) in interest receivable, net	-	-
(Increase) in receivables from related parties	-	(1,400)
(Increase) in prepaid expenses	(1,982)	(2,500)
(Decrease) increase in due to related party	1,025	(11,422)
(Increase) in accounts payable and accrued expenses	15,330	543

Net cash used in operating activities	(4,132)	(118,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other asset	-	-
Purchases of property and equipment	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	-	196,151

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,132)	78,126

CASH AND CASH EQUIVALENTS , beginning of period	7,925	1,960

CASH AND CASH EQUIVALENTS , end of period	$3,793	$80,086

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Write off of software and cancellation of associated note payable	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest earned	$-	$-
Taxes paid	$-	$-

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Period From Inception (July 9, 1998) to September 30, 2006
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(491,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,242
Bad debt expense	48,550
Loss of disposal of assets	13,500
Shares issued for services	47,425
Decrease (increase) in accounts receivable, net	(101,005)
Increase in interest receivable, net	(1,400)
Decrease (increase) in prepaid expenses	(3,120)
(Decrease) increase in due to related party	2,441
Increase (decrease) in accounts payable and accrued expenses	51,642

Net cash used in operating activities	(433,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other asset	(3,500)
Purchases of property and equipment	(16,037)

Net cash used in investing activities	(19,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	451,501

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,793

CASH AND CASH EQUIVALENTS , beginning of period	-

CASH AND CASH EQUIVALENTS , end of period	$3,793

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Write off of software and cancellation of associated note payable	$50 000

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest earned	$1,400
Taxes paid	$-

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

Basis of Presentation

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

Earnings per share
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

Recent Accounting Pronouncements

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

We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending March 31, 2007. We are in the process of evaluating the impact, if any, on our financial statements of initially applying the provisions of SAB 108.

NOTE 2- LIQUIDITY AND MANAGEMENTS’ PLANS

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

Working Capital

We had working capital of $6,685 as of September 30, 2006 compared to $25,190 as of March 31, 2006, a decrease of $18,505 or 73%. This decrease can be attributed to smaller revenue generated from sales in the periods in 2006 and no additional financings in the periods in 2006 versus 2005. We still do not have sufficient working capital to maintain operations at a profitable level and are dependent upon cash flow from operations and the raising of additional capital to keep our operation going. We believe that if we do not receive additional capital through debt or equity financing that we will not be able to maintain our operations past December 2006. We are in the development stage and the following items could be used to assess our liquidity.

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
Express Systems Corporation

Dated: November 24, 2006	/s/Randle Barrington-Foote
Randle Barrington-Foote President, CEO, and Director

Dated: November 24, 2006	/s/Richard Brown
Richard Brown Principal Accounting Officer, Principal Financial Officer and Director