Form 10QSB
period 2006-12-31
EXPRESS SYSTEMS CORP
filed 2007-02-20
CIK 1074447

OMB APPROVAL
OMB Number 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response……..182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes x No ⁪

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes x No ⁪

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ⁪ No ⁪

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2006 - 20,110,400

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No ⁪

SEC 2334 (11-06) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Express Systems Corporation

Form 10-QSB

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$21,234	$7,925
Trade accounts receivable	-	52,455
Prepaid expenses	9,412	1,138
Interest receivable	1,400	1,400

Total current assets	32,046	62,918

EQUIPMENT AND SOFTWARE, net of accumulated depreciation
depreciation of $5,072 and $4,901 respectively	623	1,136

TOTAL ASSETS	$32,669	$64,054

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$77,147	$36,312
Due to related parties	27,442	1,416

Total current liabilities	104,589	37,728

SHAREHOLDERS' EQUITY (DEFICIT) (Note 2):
Common stock, $.001 par value, 25,000,000 shares authorized,
20,110,400 shares and 6,110,000 shares issued and outstanding as of
December 31, 2006 and March 31, 2006 respectively.	20,110	6,110
Additional paid-in capital	618,816	492,816
Deficit accumulated during the development stage	(710,846)	(472,600)

Total shareholders' equity (deficit)	(71,920)	26,326

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,669	$64,054

See Notes to Consolidated Financial Statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$6,000	$9,232	$6,791

EXPENSES:
Advertising	-	5,972	-
Bad debts	52,455	-	52,455
Consulting	15,173	12,000	21,353
Depreciation and amortization	171	-	513
Filing fees	8,616	-	9,490
General and administrative	38,847	3,983	41,304
Management fee	-	-	1,000
Professional fees	81,342	20,956	90,126
Travel	28,796	4,000	28,796

Total operating expenses	225,400	46,911	245,037

Loss from operations	(219,400)	(37,679)	(238,246)

OTHER INCOME (EXPENSE):
Interest income	-	-	-
Loss on disposal of assets	-	-	-
Total other income (expense)	-	-	-

NET LOSS	$(219,400)	$(37,679)	$(238,246)

BASIC AND DILUTED LOSS PER
COMMON SHARE

Net loss per common share	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES
OUTSTANDING	19,554,252	5,120,400	10,774,844

See Notes to Consolidated Financial Statements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31, 2005	Period from Inception (July 9, 1998) to December 31, 2006
	(Unaudited)	(Unaudited)

REVENUE	$24,875	$366,383

EXPENSES:
Advertising	7,231	48,791
Bad debts	-	101,005
Consulting	45,945	354,975
Depreciation and amortization	390	5,414
Filing fees	-	23,885
General and administrative	45,254	168,411
Management fee (Note 3)	3,000	31,100
Professional fees	67,330	288,406
Travel	7,000	43,252

Total operating expenses	176,150	1,065,239

Loss from operations	(151,275)	(698,856)

OTHER INCOME (EXPENSE):
Interest income	-	1,510
Loss on disposal of assets	-	(13,500)
Total other income (expense)	-	(11,990)

NET LOSS	$(151,275)	$(710,846)

BASIC AND DILUTED LOSS PER
COMMON SHARE

Net loss per common share	(0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING	6,047,376

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage

BALANCES, at inception (July 9, 1998)	-	$-	$-	$-

Sale of common stock to founders in July 1998
for $.0005 per share	2,000,000	2,000	(1,000)

Sale of common stock in private placements:
November 1998 at $.005 per share	2,000,000	2,000	8,000
November 1998 for $.025 per share	70,000	70	1,680
January 2001 for $.25 per share	400,000	400	99,600

Net loss for the period from inception
to March 31, 2002	-	-	-	(89,120)

BALANCES, March 31, 2002	4,470,000	4,470	108,280	(89,120)

Sale of common stock in private placement:
November 2002 at $.25 per share	430,000	430	107,170	-

Net loss	-	-	-	(121,766)

BALANCES, March 31, 2003	4,900,000	4,900	215,450	(210,866)

Sale of common stock in private placement:
May 2003 at $.25 per share	220,000	220	54,780	-

Net loss	-	-	-	(42,701)

BALANCES, March 31, 2004	5,120,000	5,120	270,230	(253,587)

Net loss	-	-	-	(27,066)

BALANCES, March 31, 2005	5,120,000	5,120	270,230	(280,653)

Sale of common stock in private placement:
April 2005 at $.25 per share	800,000	800	199,200	-
November 2005 at $.0005 per shares	160,000	160	-	-
November 2005 shares cancelled at $.0005 per share	(160,000)	(160)	-	-

Shares issued for services rendered:
April 2005 at $.25 per share	150,000	150	37,350	-
June 2005 at $.25 per share	40,000	40	9,960	-

Issuance costs for shares issued	-	-	(23,924)	-

Net loss	-	-	-	(191,947)

BALANCES, March 31, 2006	6,110,000	6,110	492,816	(472,600)

Sale of common stock:
October 2006 at $.01 per share	14,000,000	14,000	126,000	-

December 2006 2 for 1 stock split	10,055,200	-	-

Net loss	-	-	-	(238,246)

BALANCES, December 31, 2006	20,110,000	$20,110	$618,816	$(710,846)

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(238,246)	$(151,275)
Adjustments to reconcile net loss to net cash
used in operating acctivies:
Depreciation and amortization	513	390
Bad debt expense	52,455	-
Loss on disposals of assets	-	-
Shares issued for services	-	-
Decrease (increase) in accounts receivable, net	-	(10,430)
Increase in interest receivable, net	-	-
Increase in receivable from related parties	-	-
Increase in prepaid expenses	(8,274)	(2,101)
(Decrease) increase in due to related party	26,026
Increase (decrease) in accounts payable and
accrued expenses	40,835	51

Net cash used in operating activities	(126,691)	(174,787)

CASH FLOWS FROM INVESTING ACTIVITES:
Purchase of other asset	-	-
Purchases of property and equipment	-	-

Net cash used in investing activies	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	140,000	206,231

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,309	31,444

CASH AND CASH EQUIVALENTS, beginning of period	7,925	1,960

CASH AND CASH EQUIVALENTS, end of period	$21,234	$33,404

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Write off of software and cancellation of
associated note payable	$-	$-
Share issued for services	$-	$-

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2006	Period from Inception (July 9, 1998) to December 31, 2006
	(Audited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVTIES:
Net loss	$(191,947)	$(710,846)
Adjustments to reconcile net loss to net cash
used in operating acctivies:
Depreciation and amortization	1,227	5,414
Bad debt expense	11,746	101,005
Loss on disposals of assets	-	13,500
Shares issued for services	47,425	47,425
Decrease (increase) in accounts receivable, net	(20,235)	(92,053)
Increase in interest receivable, net	(1,400)	(1,400)
Increase in receivable from related parties	-	(8,952)
Decrease (increase) in prepaid expenses	(1,138)	(9,412)
(Decrease) increase in due to related party	(11,397)	18,023
Increase (decrease) in accounts payable and
accrued expenses	(4,466)	86,566

Net cash used in operating activities	(170,186)	(550,730)

CASH FLOWS FROM INVESTING ACTIVITES:
Purchase of other asset	-	(3,500)
Purchases of property and equipment	-	(16,037)

Net cash used in investing activies	-	(19,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	176,151	591,501

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,965	21,234

CASH AND CASH EQUIVALENTS, beginning of period	1,960

CASH AND CASH EQUIVALENTS, end of period	$7,925	$21,234

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Write off of software and cancellation of
associated note payable	$-	$50,000
Share issued for services	$47,425	$47,425

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005 (Unaudited)

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

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005 (Unaudited)
(Continued)

The results and trends on these interim condensed consolidated financial for the nine and three months ended December 31, 2006 and 2005 may not be representative of those for the full fiscal year or any future periods.

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

Stock Split

In December 2006 the Company executed a forward stock split on a 2:1 basis and the effects of the stock split has been adjusted retroactively in these statements.

Recent Accounting Pronouncements

SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement, (“SAB 108”)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

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
December 31, 2006 and 2005 (Unaudited)
(Continued)

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

NOTE 2- LIQUIDITY AND MANAGEMENTS’ PLANS

As reflected in the accompanying condensed consolidated financial statements we are a development stage company and have incurred operating losses and negative cash flow from operations and have an accumulated deficit of $710,504 as of December 31, 2006. In addition, the Company is dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock through private placements or through borrowing until it achieves sustained profitability through sales and cost containment. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company hopes to eventually generate sufficient revenue to meet its current obligations. In addition, the Company has decided to diversify its business and has entered into an acquisition agreement to acquire all of the shares of a Swiss based petroleum exploration company for approximately 80% of the Company’s shares of common stock subject to the Company raising over $10,000,000 in private placements.

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005 (Unaudited)
(Continued)

Ultimately, the Company’s ability to continue is dependent upon the achievement of profitable operations. There is no assurance that the Company will be able to achieve profitability.

The accompanying condensed consolidated financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

NOTE 3- RELATED PARTY TRANSACTIONS

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company at December 31, 2006 and March 31, 2006 was $27,442 and $1,416, respectively. The amounts are non-interest bearing and have no due dates.

During the nine months ended December 31, 2006 and 2005, the Company incurred consulting, office rent and management fees to an officer, shareholders and entities related to shareholders of the Company of $21,353 and $45,945 respectively.

As part of the acquisition of DWM Petroleum, it is intended that the Company will sell its wholly owned subsidiary, Masterlist International, Inc. to an employee for a cash payment to be determined and 5% of gross revenues over the next 5 years. It is anticipated that this sale will complete on the closing of the acquisition agreement between the Company and DWM Petroleum.

NOTE 4- INTEREST RECEIVABLE

During the year ended March 31, 2006, the Company issued to a third party, a $50,000 note receivable, bearing interest of 12%. The Company collected the principal amount but the interest accrued on the note is still due as of December 31, 2006. Subsequent to the end of the 3rd quarter, in January 2007 the Company did receive final payment of all interest owing.

NOTE 5- DEFINITIVE AGREEMENT WITH DWM PETROLEUM AG

EXPRESS SYSTEMS CORPORATION
AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005 (Unaudited)
(Concluded)

In October, 2006, the Company entered into an acquisition agreement with DWM Petroleum AG (“DWM”) to acquire 100% of the issued and outstanding shares of DWM in exchange for 80%
of the Company’s shares of common stock or approximately 80,000,000 shares (the “Share Exchange”) on a fully-diluted basis subject to the Company raising over $10,000,000 necessary to complete the transaction. To date, the company has raised the $140,000. Furthermore, subsequent to December 31, 2006 the Company has raised approximately $9.5 million which is currently held in escrow pending the closing of the transaction. In addition, the Company has agreed to issue 500,000 shares for every 50 million barrels of petroleum reserves net to the Company from the Krygystan and Albanian assets held by DWM with a maximum of 2.5 billion barrels of oil reserves. The Company is in the process of increasing the number of authorized shares required in order to complete the transaction and changing its name to Manas Petroleum Corp. The effectiveness of the Share Exchange is also subject to the completion of definitive documents and other conditions. The Company anticipates completing the Share Exchange by the end of March 2007.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The information contained below includes statements of Express management's beliefs, expectations, hopes, goals and plans that are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a description of such risks and uncertainties, see the information set forth under the caption "FORWARD-LOOKING STATEMENTS," which information is incorporated herein by reference.

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

OVERVIEW

 We were incorporated in the State of Nevada on July 9, 1998. We have not been in any bankruptcy, receivership or similar proceedings since incorporation. Prior to our letter of intent and definitive agreement with DWM Petroleum AG, we had not had any material merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

When Express was first incorporated in 1998, we raised an initial $12,175 to incorporate the Company and start to raise money for our initial business plan.  The Company at that time was going to pursue a business of "hot-swap" technology.  The Company never did pursue its business plan in this arena as they found it was going to need to raise significant capital and the market was becoming saturated with product.  In January 2001 the company made a down payment of $60,000 on software and a license to use the software to enter into the area of "internet gaming."  The company tried to raise additional money to pursue its business plan but the vendor of the license and software went out of business before we could implement the business plan.  After that is when we entered into our current business of generating and selling e-mail leads.

On October 1, 2002, Express and Blackstone Holdings entered into an oral agreement to jointly develop a business of generating and selling e-mail leads. Blackstone Holdings had created a wholly-owned subsidiary, Masterlist that is in the business of advertising on the internet and selling opt-in lead generation lists. To further such development, Express loaned $25,000 to Blackstone for the purpose of having a Masterlist employee trained in the business. Subsequent to the loan, Blackstone determined that it could no longer operate its business and agreed with Express to transfer control shares of Masterlist to Express in consideration of the forgiveness of the $25,000 debt. On November 27, 2002 we purchased all of the outstanding shares of Masterlist thereby rendering it as a wholly-owned subsidiary of Express. There was no written agreement between the parties. However, in an oral agreement, we forgave the debt of Blackstone in exchange for the shares of Masterlist. All of our present internet business is done through Masterlist. We intend to sell the shares of Masterlist to an employee for an amount to be determined and 5% of gross revenues generated by Masterlist over the next 5 years. We expect this sale to close contemporaneously with the closing of the acquisition agreement with DWM Petroleum. We have not made any public announcements of any of our products or services.

In October 2006 we signed an acquisition agreement to acquire 100% of the shares of DWM Petroleum AG, a Swiss Corporation, in exchange for 80,000,000 common shares of our company on a fully-diluted basis subject to the Company raising over $10,000,000 necessary to complete the transaction. Subsequent to December 31, 2006, the Company has raised approximately $9.5 million through the sale of equity. The funds are currently held in escrow pending the closing of the transaction and the changing of our articles of incorporation to increase the authorized capital of the company from 25,000,000 to 300,000,000. In addition, the Company has agreed to issue 500,000 shares for every 50 million barrels of petroleum reserves net to the Company from the Kyrgyzstan assets and potential Albanian assets held by DWM with a maximum of 2.5 billion barrels of oil reserves. The Company is in the process of increasing the number of authorized shares required in order to complete the transaction and changing its name to Manas Petroleum Corp. The effectiveness of the Share Exchange is also subject to the completion of definitive documents and other conditions.

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

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTH PERIODS ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

For the nine month period ended December 31, 2006 compared to December, 2005 we had revenues of $6,791 and $24,875 respectively, a decrease of $18,084 or 73%. For the three month period ended December 31, 2006 compared to December 31, 2005 we had revenues of $6,000 and $9,232 respectively, a decrease of $3,232 or 35%. This decrease is attributable to a decrease in leads purchased by our main customers. The decrease in revenue can also be attributed to the slow down in additional services we are providing our customers such as database management, web site management and EDGAR filing services. Our inability to fund additional advertising until recently has effected our ability to attract additional customers with our limited advertising budget.

For the nine month period ended December 31, 2006 compared to the nine month period ended December 31, 2005 we had operating expenses of $245,037 and $176,150 respectively, an increase of $68,887 or 39%. For the three month period ended December 31, 2006 and December 31, 2005 we had operating expenses of $225,400 and $37,679 respectively, an increase of $187,721 or 498%. This increase in operating expenses is attributable to the increase in bad debt and the additional expenses associated with the due diligence for the acquisition of DWM Petroleum.

For the nine month period ended December 31, 2006 we had a net loss of $238,246 compared to a net loss of $151,275 in December 31, 2005, an increase of $86,971 or 57%, and for the three month period ended December 31, 2006 and December 31 2005 we had a net loss of $219,400 and $37,679 respectively, an increase of $181,721 or 482%. This increase in net loss can be attributable to the increase in bad debts and the additional expenses associated with the due diligence for the acquisition of DWM Petroleum.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006 we had $21,234 cash on hand compared to $7,925 for the year ended March 31, 2006. This is an increase of approximately $13,309 or 168%. This increase can be attributed to sale of equity to raise $140,000 in October 2006. Our current ratio as at December 31, 2006 was .31. We currently still have very limited funds to maintain our business. Until we do raise additional funds we have ceased current operations and expect no from cash flow from the sale of leads, management of databases, website management and EDGAR filings and from current working capital.

In December 2006 we executed a 2:1 forward stock split and the effects of the stock split have been adjusted retroactively.

We have the authority to issue 25,000,000 shares of common stock, $0.001 par value. We are planning to increase that authorization to 300,000,000. Prior to this filing, we have raised all funds through private placements. In July 1998, we issued 1,000,000 shares of common stock to G.M. Capital Partners, Ltd. for $1,000. In November 1998 we sold 1,000,000 shares of common stock to eight investors for$10,000. In November 1998 we also sold 35,000 shares of common stock for proceeds of $1,750. In January 2001, we sold 200,000 shares of common stock for proceeds of $100,000. In November 2002 we sold 215,200 shares of common stock for proceeds of $107,600. In May 2003, the Company sold 110,000 shares of common stock for proceeds of $55,000. In April 2005 we sold 400,000 shares of common stock for proceeds of $200,000.

During the third quarter of 2006, the Company erroneously reported that it issued 80,000 shares for proceeds of $80.The certificate was prepared, however, it was never released. Subsequent to March 31, 2006, the certificates were cancelled and returned to the treasury and were available for re-issuance. In April 2005, the Company issued 75,000 shares of common stock at $.50 per share for services rendered and proceeds of $31,500. In June 2005, the Company issued 20,000 shares of common stock at $.50 per share for services rendered and proceeds of $10,000.

In October, 2006 we issued 14,000,000 shares of our common stock pursuant to Regulation S of the Securities Act of 1933, as amended, for total proceeds of $140,000.

Related Party Transactions

During the past two years, we have not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Express’ capital stock.

A shareholder of the Company or a company controlled by a shareholder has advanced money to the Company for operating expenses. The amount owed by the Company at the years ended March 31, 2006 and 2005 and the nine months ended December 31, 2006 was $1,416, $12,814, and $2,441, respectively. The amounts are non-interest bearing and have no due dates.

During the years ended March 31, 2006 and 2005 and the nine months ended December 31, 2006, the Company paid consulting and management fees and office rent to an officer,

 shareholders and entities related to shareholders of the Company of $67,945, $50,615, and $21,353 respectively. During the year ended March 31, 2006, the Company earned $840 in sales to a related party.

During the year ended March 31, 2006, the Company issued to a third party, a $50,000 note receivable, bearing interest of 12%. The Company collected the principal amount but the interest accrued on the note is still due as of December 31, 2006. Subsequently, in January 2007 we collected all of the outstanding interest on this loan.

Working Capital

We had net working capital of $25,190 at March 31, 2006, as compared to net working capital of $(7,666) at March 31, 2005, an increase of $32,856 or 428%. The increase in working capital was the result of our ability to collect outstanding receivables offset by a decrease in business.  We had working capital of $(72,543) for the nine month period ended December 31, 2006 compared to $25,190 for the year ended March 31, 2006, a decrease of $97,773 or 388%. This decrease can be attributed to smaller revenue generated from sales in the period in 2006 and no additional financings in the period in 2006 versus 2005 and the increase in bad debts for the period of 2006 versus 2005. We still do not have sufficient working capital to maintain operations at a profitable level and are dependent upon cash flow from operations and the raising of additional capital to keep our operation going. We believe that if we do not receive additional capital through debt or equity financing that we will not be able to maintain our operations past March 31, 2007. In the event that the share acquisition with DWM Petroleum AG closes then the $10,000,000 financing held in escrow would be available to the Company under the terms of the Share Exchange Agreement. If, however, we do not close the transaction then the Company will most likely go out of business. We are in the development stage and the following items could be used to assess our liquidity.

Cash Flow from Operating Activities

Net cash used in operating activities for the years ended March 31, 2006 and 2005 was $170,186, $7,250, respectively, an increase of $162,936 or 2,247%. The increase is attributable to our increase in professional and legal fees associated with our offering.  Net cash used (provided by) in operating activities for the nine month period ended December 31, 2006 and 2005 was $126,691 and $174,787 a decrease of $47,096 or 28%. This decrease can be attributed to the limited amount of business done in the period ended December 31, 2006. As we had a concentration of revenue from one customer, who we have lost, it is important for us to diversify our business to ensure steady and growing cash flow to fund ongoing operations. The loss of this customer was very detrimental to the business.

Cash Flow from Investing Activities

There was no cash flow from investing activities for the fiscal year ended March 31, 2006 and 2005, and for the nine month period ended December 31, 2006 and 2005.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended March 31, 2006 was $176,151 as compared to $0 for the year ended March 31, 2005, an increase of $176,151. The increase is attributable to the issuance of common shares in fiscal year 2006 as compared to no common shares issued in fiscal year 2005.  For the nine month period ended December 31, 2006 and 2005 the cash flow from financing activities was $140,000 and $206,231 respectively, a decrease of $66,231. The cash flow from financing activities in 2005 and 2006 was from the sale of securities.

We require additional funds to implement our growth strategy through the acquisition of DWM Petroleum. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

 The Company reported net losses of $237,904, $151,275 and $191,947 for the nine months ended December 31, 2006 and 2005 and for the year ended March 31, 2006, respectively, and has an accumulated deficit of $710,504 as of December 31, 2006, which raises substantial concern regarding our ability to continue as a going concern.

Our functional currency is the United States Dollar and our interim consolidated financial statements are reported in United States Dollars unless otherwise stated.

 New Accounting Pronouncements

SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement, (“SAB 108”)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

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

The Company computes net income (loss) per share in accordance with SFAS no. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted AOS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2006, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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
Express Systems Corporation

Dated: February 20, 2007	/s/ Randle Barrington-Foote
Randle Barrington-Foote President, CEO, and Director

Dated: February 20, 2007	/s/ Richard Brown
Richard Brown Principal Accounting Officer, Principal Financial Officer and Director