Form 10KSB
period 2007-03-31
MANAS PETROLEUM CORP
filed 2007-07-16
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

□        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to _______

Commission file number 333-107002

Manas Petroleum Corporation (formerly Express Systems Corporation) .
(Name of small business issuer in its charter)

Nevada	91-1918324 .
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bahnhofstr.9, Baar, Switzerland	CH-6341
(Address of principal executive offices)	(Zip Code)

 Issuer’s telephone number +41 (44) 718 10 32

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

 Securities registered under Section 12(g) of the Exchange Act:

Common $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No □

Persons who are to respond to the collection of information contained in this form are not required to respond unless the SEC 2337 (3-05) form displays a currently valid OMB control number.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the issuer’s revenues for its most recent fiscal year. As of March 31, 2007, no revenues were realized.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of June 22, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $258,384,535.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ⁯ No ⁯

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 22, 2007, there are 111,231,260 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ______; No __X__

PART I

Item 1: Description of Business

Manas Petroleum Corporation (“Manas” ), formally known as Express Systems Corporation (“Express”), was incorporated in the State of Nevada on July 9, 1998. We have not been in any bankruptcy, receivership or similar proceedings since incorporation. Since then, we have not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. As of March 31, 2007, Masterlist International, Inc. (“Masterlist”) was the only subsidiary wholly owned by the Company. Unless otherwise indicated, any references to “we”, “us”, “our” or the “Company” shall mean Express and its wholly owned operating subsidiary, Masterlist, prior to April 1, 2007. On April 10, 2007, the Company acquired DWM Petroleum AG, a Swiss Corporation (“DWM”) pursuant to an exchange agreement signed in November 2006 whereby 100% of the shares of DWM were exchanged for 80,000,000 common shares of our Company on a fully-diluted basis subject to the Company raising over $10,000,000 necessary to complete the transaction as well as other business conditions (“Exchange Transaction”).

When the Company was first incorporated in 1998, we raised initial start-up capital of $11,750.  At that time, the Company intended to pursue a business of "hot-swap" technology.  However, the Company never pursued such business plan as it determined significant capital was required and the market had become saturated with product.  In January 2001 the Company made a down payment of $60,000 on software and a license to use the software to enter into the area of "internet gaming."  The Company tried to raise additional money to pursue its business plan but the vendor of the license and software went out of business before we could implement the business plan.  In October 2002, we then entered into the business of generating and selling e-mail leads mainly for financial newsletters.

On October 1, 2002, Express and Blackstone Holdings entered into an oral agreement to jointly develop a business. Blackstone Holdings had created a wholly-owned subsidiary, Masterlist that is in the business of advertising on the internet and selling opt-in lead generation lists. To further such development, Express loaned $25,000 to Blackstone for the purpose of having a Masterlist employee trained in the business. Subsequent to the loan, Blackstone determined that it could no longer operate its business and agreed with Express to transfer control shares of Masterlist to Express in consideration of the forgiveness of the $25,000 debt. On November 27, 2002 we purchased all of the outstanding shares of Masterlist thereby rendering it as a wholly-owned subsidiary of Express. There was no written agreement between the parties. However, in an oral agreement, we forgave the debt of Blackstone in exchange for the shares of Masterlist.

Our goal was to generate revenue by generating lists of opt-in leads to be sold both on a wholesale and retail basis to buyers of the leads. An opt-in lead consists, as a minimum, an e-mail address of an individual that requests more information on a product we were advertising. To be an opt-in name, the individual had to respond to an advertisement posted on a web site on the word wide web that they found. None of our leads would come from unsolicited commercial e-mail also known as "spam".

We concentrated our business on acquiring double opt-in leads of people desirous of financial information and stock market newsletters. We advertised our customer’s services through search engines such as Google and Overture. We did not, nor did the customers’ advertising sites supply the individual with any financial information, stock information or information on specific stock offerings.

We did not have any clients that were regulated under the federal securities laws. In the event that a former client of ours is found to be acting as an unregistered broker-dealer or investment adviser we may be liable or incur penalties from state or federal agencies in our capacity as an agent of such client. The extent of such liability or penalties could be severe and could force us out of business.

In order to ensure that the newsletters issued by our customers were not presently offering securities and did not contemplate the offering of securities at any time they are using our services, we required each client to acknowledge that they were not and no company mentioned in their respective newsletter is not presently offering securities and will not do so while they are a customer of ours.

We did not accept any securities as payment for our services.

We did not have any editorial input into the information sent out by our customers from the leads that we supplied and the recipients of the newsletter may also have received additional information and advertising from our customers. Therefore, we did not necessarily know what specific information our customers were sending to their customers. We did review periodically the material that was sent by our customers to the leads that were generated to ensure that the information sent was consistent with what our customers advertise they were selling. We did not distribute any information regarding pornography or gambling and would not contract with any customers that was in the business of providing such material.

As part of our billable service charges, we also offered the service of managing the customer’s web site for them and distributing the customer’s newsletter to the opt-in leads we provide. We only accepted cash as consideration for supplying this service to our customers. We did not accept any securities as payment for our services.

We also had commercial off the shelf software that was used to simplify the preparation and filing of documents electronically with the SEC through the SEC’s electronic filing system referred to as EDGAR. We were using the name Edgarsec.com to market our services as an EDGAR filer. We did not have a trade mark or copyright on the name Edgarsec.com. All of the work for Edgarsec.com was done through our wholly owned subsidiary, Masterlist International.

All of our internet business was done through Masterlist until April 10, 2007 when, contemporaneous with the Exchange Transaction, we sold the shares of Masterlist to an employee for $100 and 5% of gross revenues generated by Masterlist over the next 5 years.

Subsequent Events:

On April 10, 2007, the Company completed the Exchange Transaction whereby it acquired DWM pursuant to an exchange agreement signed in November 2006 whereby 100% of the shares of DWM were exchanged for 80,000,000 common shares of our Company on a fully-diluted basis subject to the Company raising over $10,000,000 necessary to complete the transaction as well as other business conditions. Simultaneously with the closing of the Exchange Transaction on April 10, 2007, we completed a private placement of 10,330,152 Units. Each “Unit” consisted of 1 share of Company common stock, ½ Series A warrant exercisable for one share of common stock at $2 per share for 2 years, and ½ Series B warrant exercisable for one share of common stock at $4 per share for 3 years. We received $10,330,152 less costs and expenses for the sale of the Units.

On the closing of the Exchange Transaction on April 10, 2007 we changed our articles of incorporation to increase the authorized capital of the company from 25,000,000 to 300,000,000 and changed our name to Manas Petroleum Corporation. In addition, the Company agreed to issue 500,000 shares for every 50 million barrels of petroleum reserves net to the Company from the Kyrgystan assets and potential Albanian assets held by DWM with a maximum of 2.5 billion barrels of oil reserves.

As part of the closing of the Exchange Transaction we issued 400,000 shares as finders’ fees each to Anderson Properties Incorporated and United Investment Group Inc. The shares were issued at a deemed value of $1.00 per share. The closing price of the shares on that day was $3.20.

In accordance with the terms of the exchange agreement, our board of directors was reconstituted. Our board of directors consisted of Messrs. Randle Barrington-Foote, Rick Brown and Steven A. Sanders who all resigned and Messrs. Heinz Scholz, Alexander Becker, Peter-Mark Vogel and Michael Velletta were appointed as directors. Heinz J. Scholz, was appointed Chairman of the Board; Alexander Becker, Chief Executive Officer; Peter-Mark Vogel, Chief Financial Officer and Secretary; and Yaroslav Bandurak, Chief Technology Officer, each of whom was an existing officer of DWM.

Business Subsequent to March 31, 2007:

In fiscal year 2007, we ceased all operations relating to Masterlist and adopted the business plan of DWM, which is now a wholly-owned subsidiary of ours. Since the DWM business is our sole operating business, all references to Manas for periods after the exchange agreement shall refer to the combined Manas and DWM. We are now in the business of exploring for oil and gas in the Kyrgyz Republic through our 25% minority interest in South Petroleum Company. We have no known reserves on any of our properties under license.

Prior to the Exchange Transaction, we have incurred net losses and are dependent upon continued funding from other sources in order to implement our growth strategy. For this purpose we entered into the Exchange Transaction. The funds raised in the private placement in connection with the Exchange Transaction will be utilized to finance the first phase of our proposed work program in Albania amounting to a minimum outlay of $6,100,000 which has to be secured through a Bank Guarantee or similar instrument. This leaves us with cash on hand, after deducting all expenses of the transaction estimated to be at $1,200,000, of about $3,145,209. Our monthly burn rate is expected to be at $450,000. After deducting estimated start-up costs of $400,000 in Albania, we have working capital that will last for 6 months.

As a result of the above, there are concerns about the Company’s ability to continue as a going concern. Manas will have to fund all of its operations and capital expenditures from the net proceeds of any equity or debt offerings, cash on hand, licensing fees and grants. Although Manas plans to pursue additional financing, there can be no assurance that Manas will be able to secure financing when needed or to obtain such financing on terms satisfactory to Manas, if at all. If Manas is unable to secure additional financing in the future on acceptable terms, or at all, Manas may be unable to acquire additional licenses or further progress along its business plan. In addition, Manas could be forced to reduce or discontinue sales and marketing efforts and forego attractive business opportunities in order to improve its liquidity to enable it to continue operations.

Item 2. Description Of Property

Our corporate headquarters was located in 114 W. Magnolia Street, Suite 446, Bellingham, WA 98225, until Express acquired DWM pursuant to the Exchange Transaction that closed on April 10, 2007. On the filing date of this 10-KSB report, Manas was located at Bahnhofstrasse 9, CH-6341 Baar, Switzerland, with phone number +41 (44) 718 10 32. Our current premises are adequate for our existing operations; however with the rapid advancement of operations we may require additional premises as we progress through fiscal 2007. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

The properties under license or under negotiations for production sharing agreements by DWM are located in the Kyrgyz Republic.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

On November 28, 2005, our common stock began trading on the NASD OTC Bulletin Board under the symbol “EXPY.OB”. Our Common Stock currently trades on the NASD OTC Bulletin Board under the symbol “MNAP”.

As of March 31, 2007, we had an aggregate of approximately 274 shareholders of record as reported by our transfer agent, Island Stock Transfer. Certain shares are held in the “street” names of securities broker dealers and we do not know the number of shareholders which may be represented by such securities broker dealer accounts.

    The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2005-2006
	High	Low
Quarter ended:
June 30, 2005	None	None
September 30, 2005	None	None
December 31, 2005	$0.350	$0.300
March 31, 2006	$0.325	$0.305

	2006-2007
	High	Low
Quarter ended:
June 30, 2006	$0.325	$0.304
September 30, 2006	$0.350	$0.305
December 31, 2006	$2.100	$0.325
March 31, 2007	$3.030	$1.555

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

Transfer Agent

        The Transfer Agent for the Common Stock of the Company is Island Stock Transfer of 100 First Avenue South Suite 300N St. Petersburg, Florida 33701

Recent Sales of Unregistered Securities

By written consent of a majority of shareholders on December 12, 2006 our shareholders approved a 2-for-1 forward stock split of the issued and outstanding shares of the common stock of Express, without affecting the par value of such shares (the “Forward Stock Split”).

Prior to the Forward Stock Split, the following events occurred:

•
In April 2005, the Company issued 400,000* shares of Common Stock at $0.50 per share. These shares were issued to non-U.S. person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S.

•
In April 2005 the Company issued 75,000* shares of Common Stock at $0.50 per share to our Directors for services received. These shares were issued to non-U.S. person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S.

•
In June 2005, 20,000* shares at $0.50 per share were issued for to our transfer agent as a set up fee. In issuing these shares to this accredited investors, we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

•	In November 2005, the Company issued 80,000* shares at $0.001 per share in error and subsequently those shares were cancelled within the same month.

•	In October 2006, the Company issued 14, 000,000* shares in a private placement offering at $0.01 per share for total proceeds of $140,000.

*Shares presented as pre-split values

UNLESS OTHERWISE NOTED, THE NUMBER OF SHARES PRESENTED HEREIN REFLECTS THE 2:1 SPLIT.

Subsequent to balance sheet date, in April 2007 and in connection with the exchange agreement for the acquisition of DWM Petroleum, we issued an aggregate of 80,000,000 shares of Manas common stock to the former shareholders DWM. DWM common stock and was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 903 of Regulation S under the Securities Act (“Regulation S”). At the time of purchase, each DWM shareholder represented that such shareholder: (i) was outside the U.S. and was a not a U.S person (and was not purchasing for the account or benefit of a U.S. person) within the meaning of Regulation S; (ii) will abide by the restrictions on resale pursuant to Rule 904 of Regulation S; and (iii) if a “dealer” or a person receiving a selling concession fee or other remuneration” within the meaning of Regulation S, will not, until the expiration of the one-year “restricted period” within the meaning of Rule 903 of Regulation S, offer or sell such shares to a U.S. person or for the account or benefit of a U.S. person within the meaning Rule 902(k) of the Securities Act. We did not receive any cash proceeds from the issuance of these securities. These shares are deemed “restricted securities” and bear an appropriate restrictive legend indicating that the resale of such shares may be made only pursuant to registration under the Securities Act or pursuant to an available exemption from such registration.

In addition to the shares issued pursuant to the April 2007 Exchange Transaction, 10,330,152 shares of Manas common stock were issued to purchasers of the Units also pursuant to Section 903 of Regulation S and Regulation D under the Securities Act. We received $10,330,152 less costs and expenses for the sale of the Units. These shares are deemed “restricted securities” and bear an appropriate restrictive legend indicating that the resale of such shares may be made only pursuant to registration under the Securities Act or pursuant to an available exemption from such registration.

Lastly, 400,000 shares of Manas common stock were issued pursuant to Section 903 of Regulation S each to Anderson Properties Incorporated and United Investment Group Inc. as finders’ fees in connection with the Share Exchange. Theses shares are deemed “restricted securities” and bear an appropriate restrictive legend indicating that the resale of such shares may be made only pursuant to registration under the Securities Act or pursuant to an available exemption from such registration.

Item 6. Management’s Discussion and Analysis or Plan of Operation

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

OVERVIEW

We were incorporated in the State of Nevada on July 9, 1998. We have not been in any bankruptcy, receivership or similar proceedings since incorporation. Prior to our acquisition of DWM Petroleum AG, we had not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

The Company’s main goal was to generate revenue by generating lists of opt-in leads to be sold both on a wholesale and retail basis to buyers of the leads. However, the Company’s management was concerned about the viability of such business model and decided to seek other business alternatives.

On September 25, 2006, the Company entered into a non-binding letter of intent with DWM to acquire 100% of the issued and outstanding shares of DWM in exchange for 80% of the Company’s shares of common stock or approximately 80,000,000 shares on a fully-diluted basis subject to the Company raising over $10,000,000 in private placements necessary to complete the transaction. DWM is engaged in the exploration of oil and gas in Kyrgyzstan and Albania. In addition, the Company also agreed to issue 500,000 shares for every 50 million barrels of P50 petroleum reserves net to the Company from the Kyrgystan and Albanian assets held by DWM up to a maximum of 2.0 billion barrels.

By written consent of a majority of shareholders on December 12, 2006 our shareholders approved a 2-for-1 forward stock split of the issued and outstanding shares of the common stock, without affecting the par value of such shares.

On April 10, 2007, the Company completed the Exchange Transaction whereby it acquired DWM pursuant to an exchange agreement signed in November 2006 whereby DWM shareholders received 80,000,000 shares of the Company’s common stock which is equal to 79.9% of the Company’s outstanding common stock in exchange for 100% of the shares of DWM. On April 10, 2007, the Company completed a private placement of 10,330,152 Units. We received $10,330,152 less costs and expenses for the sale of the Units. Each “Unit” consists of 1 share of Company common stock, ½ Series A warrant exercisable for one share of common stock at $2 per share for 2 years, and ½ Series B warrant exercisable for one share of common stock at $4 per share for 3 years.

The Company has the obligation to issue 500,000 shares of its common stock over time to the former DWM shareholders for every 50 million barrels of P50 reserves net to Manas from exploration in Kyrgyzstan and potential Albanian assets up to a maximum of 2.5 billion barrels of P50 oil reserves. At the Company’s option, this obligation may be extended to additional properties that are acquired through the actions of the former DWM shareholders.

In conjunction with the Exchange Transaction, the Company sold its wholly-owned subsidiary, Masterlist, to its sole employee for a nominal cash payment of $100 and 5 annual payments equal to 5% of the gross sales of Masterlist over the term for 5 years.

Immediately prior to the effective time of the Share Exchange, Manas had outstanding 20,110,400 shares of its common stock. Pursuant to the Exchange Transaction, 1,000,000 shares of DWM common stock were exchanged for 80,000,000 shares of Manas common stock. As part of the closing of the Exchange Transaction, 400,000 shares were issued as finders’ fees each to Anderson Properties Incorporated and United Investment Group Inc. As a result of the 80,000,000 shares of common stock issued to the former DWM shareholders, the 800,000 shares issued as finders’ fees pursuant to the Share Exchange and the sale of 10,330,152 Units, there are presently 111,231,260 shares of common stock outstanding of which the former Manas shareholders hold approximately 18.1%.

RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED MARCH 31, 2007 COMPARED TO THE YEAR ENDED MARCH 31, 2006

For the years ended March 31, 2007 and March 31, 2006, we had no revenues. This decrease in revenue is attributable to the Company’s sale of all Masterlist shares contemporaneous with the Exchange Transaction and the treatment of Masterlist as a discontinued operation.

The 8-K filed on April 17, 2007 announcing completion of the Exchange Transaction is attached as Exhibit 16.1 and incorporated by reference into this Item 6.

For the year ended March 31, 2007, we had operating expenses of ($482,068), compared to ($153,298) for the year ended March 31, 2006, an increased loss of $328,770 or 214%. This increase is primarily attributable to an increase in professional fees that were incurred as a result of the disclosure statement filings on Form 8-K, and a write off of uncollectible accounts receivable.

For the year ended March 31, 2007, we had a net loss of $533,941, compared to a loss of $191,947 for the year ended March 31, 2006, an increase of $341,994 or 178%. This loss is primarily attributable to the decrease in revenues that were generated from the distribution of third party newsletters and by the increased costs associated with the Exchange Transaction.

RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED MARCH 31, 2006 COMPARED TO THE YEAR ENDED MARCH 31, 2005

For the year ended March 31, 2005, we had revenues of $0, as compared to revenues of $0 due to treating Masterlist as a discontinued operation for the year ended March 31, 2006, a decrease of $0 or 0%. This decrease is attributable to a decrease in leads purchased by our main customers. The decrease in revenue can also be attributed to the slow down in additional services we are providing our customers such as database management, website management and EDGAR filing services. Our inability to fund additional advertising has effect our ability to attract additional customers with our limited advertising budget.

For the year ended March 31, 2005, we had operating expenses of $116,103, compared to $153,298 for the year ended March 31, 2006, an increase of $37,195 or 132%. This increase is primarily attributable to an increase in professional fees that were incurred as a result of increase in registration filings as the company became a fully reporting company, and a write off of uncollectible accounts receivable.

For the year ended March 31, 2005, we had a net loss of $27,066, compared to a loss of $191,947 for the year ended March 31, 2006, an increase of $164,881 or 609%. This increase is primarily attributable to the decrease in revenues that were generated from the distribution of third party newsletters.   This decrease in revenue was offset by higher variable costs of operation.

Liquidity and Capital Resources:

Prior to the Exchange Transaction, we have incurred net losses and are dependent upon continued funding from other sources in order to implement our growth strategy. For this purpose we entered into the Exchange Transaction. The funds raised in the private placement in connection with the Exchange Transaction will be utilized to finance the first phase of our proposed work program in Albania amounting to a minimum outlay of $6,100,000 which has to be secured through a Bank Guarantee or similar instrument. This leaves us with cash on hand, after deducting all expenses of the transaction estimated to be at $1,200,000, of about $3,145,209. Our monthly burn rate is expected to be at $450,000. After deducting estimated start-up costs of $400,000 in Albania, we have working capital that will last for 6 months.

As a result of the above transaction, there are concerns about the Company’s ability to continue as a going concern. Manas will have to fund all of its operations and capital expenditures from the net proceeds of any equity or debt offerings, cash on hand, licensing fees and grants. Although Manas plans to pursue additional financing, there can be no assurance that Manas will be able to secure financing when needed or to obtain such financing on terms satisfactory to Manas, if at all. If Manas is unable to secure additional financing in the future on acceptable terms, or at all, Manas may be unable to acquire additional licenses or further progress along its business plan. In addition, Manas could be forced to reduce or discontinue sales and marketing efforts and forego attractive business opportunities in order to improve its liquidity to enable it to continue operations.

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

Recent Accounting Pronouncements Affecting The Company:

Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”):

On September 15, 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”) that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective for periods beginning January 1, 2008.  We are currently evaluating the impact of adopting this pronouncement on our financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plan’s benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87 “Employers’ Accounting for Pensions”. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS No. 158 is effective for the year ending December 31, 2006. The adoption of this Statement in 2006 did not have a material impact on the financial condition or results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provision. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities an d(b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementations, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements.

SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Manas Petroleum Corp.
Bellingham, Washington

We have audited the accompanying consolidated balance sheet of Manas Petroleum Corp. and Subsidiary, developmental stage company, (the “Company”) as of March 31, 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Manas Petroleum Corp. and Subsidiary as of March 31, 2006 and for the period from inception July 9, 1998 to March 31, 2006, respectively, and for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the reports of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our report and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manas Petroleum Corp. and Subsidiary at March 31, 2007, and the results of its operations and its cash flows for the year then ended and the period from July 9, 1998 (inception) to March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent on financing to continue its operations, has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lazar Levine & Felix LLP
LAZAR LEVINE & FELIX LLP

Morristown, New Jersey
July 12, 2007

Suite 400 - 889 West Pender Street
Vancouver, BC Canada V6C 3B2
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

Vancouver, Canada	/s/Staley, Okada & Partners
May 2, 2006	STALEY, OKADA & PARTNERS CHARTERED ACCOUNTANTS

MANAS PETROLEUM CORPORATION
AND SUBSIDIARY
(Formerly Express Systems Corporation)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2007	March 31, 2006

CURRENT ASSETS:
Cash and cash equivalents	$6,510	$1,098
Prepaid expenses	-	1,138
Interest receivable	-	1,400
Assets from discontinued operations	-	59,282

Total current assets	6,510	62,918

EQUIPMENT AND SOFTWARE, net of accumulated depreciation
and amortization of $5,753 and $4,901, respectively	284	1,136

TOTAL ASSETS	$6,794	$64,054

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$343,402	$35,633
Due to related parties	6,007	1,416
Current liabilities from discontinued operations	-	679

Total current liabilities	349,409	37,728

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 25,000,000 shares authorized,
20,110,400 shares and 6,110,400 shares issued and outstanding
at March 31, 2007 and 2006 respectively	20,110	6,110
Additional paid-in capital	643,816	492,816
Deficit accumulated during the development stage	(1,006,541)	(472,600)

Total shareholders' equity (deficit)	(342,615)	26,326

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$6,794	$64,054

MANAS PETROLEUM CORPORATION
AND SUBSIDIARY
(Formerly Express Systems Corporation)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31, 2007	Year Ended March 31, 2006	Period from Inception (July 9, 1998) to March 31, 2007

REVENUES	$-	$-	$4,302

EXPENSES:
Advertising	-	5,500	9,867
Bad debts	-	-	25,026
Consulting	15,173	72,781	179,384
Depreciation	852	1,227	5,753
Filing fees	36,631	12,898	49,015
General and administrative	67,269	9,735	109,528
Management fees	-	12,000	29,725
Professional fees	273,858	39,157	466,416
Travel	88,285	-	101,897

Total operating expenses	(482,068)	(153,298)	(976,611)

Loss from operations	(482,068)	(153,298)	(972,309)

OTHER INCOME (EXPENSE):
Interest income	6,000	1,400	7,510
Gain (Loss) on disposal of assets	-	-	(13,500)
Total other income (expense)	6,000	1,400	(5,990)

LOSS FROM CONTINUING OPERATIONS	(476,068)	(151,898)	(978,299)

Loss from discontinued operations	(58,791)	(40,049)	(29,160)
Gain on sale of discontinued assets	918	-	918

NET LOSS	$(533,941)	$(191,947)	$(1,006,541)

WEIGHTED AVERAGE SHARES
OUTSTANDING	12,860,685	6,053,578

BASIC AND DILUTED LOSS PER
COMMON SHARE:
From continuing operations	$(0.04)	$(0.03)
From discontinued operations	$(0.00)	$(0.01)

MANAS PETROLEUM CORPORATION
AND SUBSIDIARY
(Formerly Express Systems Corporation)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCES, at inception (July 9, 1998)	-	$-	$-	$-	$-

Sale of common stock to founders in July 1998
for $.005 per share	2,000,000	2,000	(1,000)	-	1,000

Sale of common stock in private placements:
November 1998 at $.005 per share	2,000,000	2,000	8,000	-	10,000
November 1998 for $.025 per share	70,000	70	1,680	-	1,750
January 2001 for $.25per share	400,000	400	99,600	-	100,000

Net loss for the period from inception
to March 31, 2002	-	-	-	(89,120)	(89,120)

BALANCES, March 31, 2002	4,470,000	4,470	108,280	(89,120)	23,630

Sale of common stock in private placement:
November 2002 at $.25 per share	430,400	430	107,170	-	107,600

Net loss	-	-	-	(121,766)	(121,766)

BALANCES, March 31, 2003	4,900,400	4,900	215,450	(210,886)	9,464

Sale of common stock in private placement:
May 2003 at $.25 per share	220,000	220	54,780	-	55,000

Net loss	-	-	-	(42,701)	(42,701)

BALANCES, March 31, 2004	5,120,400	5,120	270,230	(253,587)	21,763

Net loss	-	-	-	(27,066)	(27,066)

BALANCES, March 31, 2005	5,120,400	5,120	270,230	(280,653)	(5,303)

MANAS PETROLEUM CORPORATION
AND SUBSIDIARY
(Formerly Express Systems Corporation)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

	Common Shares	Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

Sale of common stock in private placement:
April 2005 at $.25 per share	800,000	800	175,276	-	176,076
November 2005 at $.0005 per share	160,000	160	-	-	160
November 2005 shares cancelled at $.005
per share	(160,000)	(160)	-	-	(160)

Shares issued for services rendered:
April 2005 at $.25 per share	150,000	150	37,350	-	37,500
June 2005 at $.25 per share	40,000	40	9,960	-	10,000

Net loss	-	-	-	(191,947)	(191,947)

BALANCES, March 31, 2006	6,110,400	6,110	492,816	(472,600)	26,326

Sale of common stock
October 2006 at $.01 per share	14,000,000	14,000	126,000	-	140,000

Forgiveness of debt from shareholder	-	-	25,000	-	25,000

Net loss	-	-	-	(533,941)	(533,941)

BALANCES, March 31, 2007	20,110,400	$20,110	$643,816	$(1,006,541)	$(342,615)

MANAS PETROLEUM CORPORATION
AND SUBSIDIARY
(Formerly Express Systems Corporation)
(A Development Stage Company)

	Year Ended March 31, 2007	Year Ended March 31, 2006	Period from Inception (July 9, 1998) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(533,941)	$(191,947)	$ (1,006,541)
Adjustments to reconcile net loss to net cash
used in operating activities, net of discontinued operations
Depreciation	852	1,227	5,753
Bad debt expense	-	4,317	-
Loss on disposals of assets	-	-	13,500
Shares issued for services	-	47,500	47,500
Changes in operating assets and liabilities, net of discontinued
operations:
Decrease (increase) in trade accounts receivable, net	-	(20,235)	-
Decrease (increase) in interest receivable, net	1,400	(1,400)	-
Decrease (increase) in prepaid expenses	1,138	(1,138)	-
(Decrease) increase in due to related parties	4,591	(57,469)	6,007
(Decrease) increase in accounts payable and accrued
expenses	307,769	8,804	343,327
Net cash used in continuing operating activities	(218,191)	(210,341)	(590,454)

CASH FLOW FROM DISCONTINUED OPERATIONS	58,603	35,235	-
Net cash used in operating activities	(159,588)	(175,106)	(590,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other asset	-	-	(3,500)
Purchases of equipment and software	-	-	(16,037)
Net cash used in investing activities	-	-	(19,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issued by shareholder	25,000		25,000
Issuance of common stock, net of issuance costs	140,000	176,151	591,501
Net cash provided by financing activities	165,000	176,151	616,501

NET INCREASE IN CASH AND CASH
EQUIVALENTS	5,412	1,045	6,510

CASH AND CASH EQUIVALENTS, beginning of period	1,098	53

CASH AND CASH EQUIVALENTS, end of period	$6,510	$1,098	$ 6,510

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Forgiveness of debt from shareholder	$(25,000)	-	$ (25,000)
Write off of software and cancellation of
associated note payable of discontinued operations	$-	$-	$ 50,000

MANAS PETROLEUM CORPORATION
AND SUBSIDIARY
(Formerly Express Systems Corporation)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

Manas Petroleum Corporation (“Manas”) (formerly Express Systems Corporation) was incorporated on July 9, 1998 in the state of Nevada and is currently in the development stage. The Company changed its name on April 10, 2007 and through its wholly owned subsidiary, Masterlist International Inc. (“Masterlist”), sold advertising on the internet and opt-in lead generation lists. The Company acquired DWM Petroleum Corporation on April 10, 2007. See Note 7.

The consolidated financial statements include the accounts of Manas since the date of inception and its subsidiary, Masterlist, since the date of purchase in November 2002 (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation.

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

As discussed in greater detail in Note 7, on April 10, 2007, the Company completed a private placement of 10,330,152 units. Each unit consisted of 1 share of Company common stock, ½ Series A warrant exercisable into one share of common stock at $2 per share for 2 years, and ½ Series B warrant exercisable into one share of common stock at $4 per share for 3 years. The Company received $10,330,152 less costs and expense of approximately $1,200,000 from the sale of the units. The funds raised in the private placement will be utilized to finance the first phase of DWM’s proposed work program in Albania amounting to a minimum outlay of $6,100,000 which has to be secured through a bank guarantee or similar instrument. This leaves the Company with cash on hand, after deducting expenses estimated to be at $1,200,000, of about $3,145,000. The monthly burn rate is expected to be at $450,000. After deducting estimated start-up costs of $400,000 in Albania, the Company expects that its working capital will last through October 2007.

The Company reported net losses of $533,941 and $191,947 for the years ended March 31, 2007 and 2006, respectively, and has an accumulated deficit of $1,006,541 at March 31, 2007. These recurring losses and the need for continued funding raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

The Company uses the allowance method of accounting for bad debts. Management believes it has provided for all known losses.

Equipment and Software

The Company provides for depreciation and amortization of these assets using the straight-line method based on estimated useful lives of three to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

During the year ended March 31, 2007 and in prior years, the Company recognized revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Revenues were recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. Revenue was generated primarily through the sale of leads to customers generated on the internet and is recognized for each qualified lead submitted to its customer, provided that collection is probable. When the qualified lead is submitted to its customer, the Company has provided all of the services under the terms of the arrangement.

Advertising

The Company expenses advertising costs as incurred. For the years ended March 31, 2007 and 2006, the Company incurred $0 and $7,790, respectively, for advertising expenses.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company files a consolidated income tax return on a calendar year basis; however the Company presents its income tax information on the consolidated financial statements as of March 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of American requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. The Company’s actual results could vary materially from management’s estimates and assumptions.

Fair Value of Financial Instruments

Substantially all of the Company’s assets and liabilities, which include cash and cash equivalents, trade accounts receivable, interest receivable, accounts payable, and due to related parties, are carried at fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables at March 31, 2006, which are carried at contracted amounts that approximate fair value. Similarly, the Company’s liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

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

Loss per Share

The Company computes net loss per common share using SFAS No. 128 “Earnings Per Share.” Basic loss per common share is computed based on the weighted average number of shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2007 and 2006. The Company has incurred net losses and has no potentially dilutive common shares, therefore; basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”) that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective for periods beginning April 1, 2008.  We are currently evaluating the impact of adopting this pronouncement on our financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plan’s benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87 “Employers’ Accounting for Pensions”. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS No. 158 is effective for the year ending December 31, 2006. The adoption of this Statement in 2006 did not have a material impact on the financial condition or results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provision. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities an d(b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementations, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) . SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - EQUIPMENT AND SOFTWARE

Equipment and software is comprised of the following:

	March 31,
	2007	2006

Computer equipment	$3,407	$3,407
Computer software	2,630	2,630
	6,037	6,037
Less accumulated depreciation	5,753	4,901
	$284	$1,136

NOTE 3 - CAPITAL STOCK

The authorized capital stock of the Company consists of 25,000,000 common shares with a $.001 par per share.

In July 1998, the Company issued 2,000,000 shares to its founders for $1,000.

The Company has sold common shares under private offering memorandums. In November 1998, the Company sold 2,000,000 shares of common stock for $.005 per share, and received proceeds of $10,000. Also in November 1998, the Company sold 70,000 shares of common stock for $.025 per share, and received proceeds of $1,750. In January 2001, the Company sold 400,000 shares of common stock for $.25 per share, and received proceeds of $100,000. In November 2002 the Company sold 430,400 shares of common stock for $.25 per share, and received proceeds of $107,600. In May 2003, the Company sold 220,000 shares of common stock at $.25 per share, and received proceeds of $55,000. In April 2005, the Company sold, through a public offering, 800,000 shares of common stock at $.25 per share, and received proceeds of $200,000 net of the cost of issuance  of $23,924 for a total of $176,076. In April 2005, the Company issued to the directors of the Company 150,000 shares of common stock, at $.25 per share for consideration of $75 cash and services valued at $37,500. In June 2005, the Company issued 40,000 shares of common stock to the transfer agent, at $.25 per share, for services valued at $10,000. During the third quarter of 2006, the Company erroneously reported that it issued 80,000 shares for proceeds of $80. The transfer agent erroneously prepared a certificate for 80,000 shares; however, the shares were never released. Subsequent to March 31, 2006, the certificates were cancelled and returned to the treasury. In October 2006, the Company sold 14,000,000 shares of its common stock at $0.01 per share aggregating $140,000 in proceeds.

In December 2006, the Board of Directors approved a forward stock split on a 2 to 1 basis with no impact on par value. Accordingly, all shares and per share amounts have been retroactively adjusted.

NOTE 4 - RELATED PARTY TRANSACTIONS

A stockholder of the Company or a company controlled by a stockholder has advanced money to the Company for operating expenses.  The amount owed by the Company at March 31, 2007 and 2006 was $6,007 and $1,416 respectively.  The amounts are non-interest bearing and have no due dates.

During the year ended March 31 2005, services were performed for companies controlled by a stockholder for whom amounts were outstanding.  The amounts receivable were non-interest bearing and had no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

specific terms of repayment.  During 2006 the $8,952 became uncollectible; consequently it is included in bad debts. As at March 31, 2007 and 2006, the amount owed to the Company by related parties was zero.

During the years ended March 31, 2007 and 2006, the Company paid and/or accrued: to stockholders and entities related to stockholders of the Company $21,353 and $93,370 including consulting fees related to discontinued operations; to an officer of the Company, $nil and $12,000 in management fees; and to a stockholder, $2,400 and $2,400 for the use of office space.  During the year ended March 31, 2007, the Company earned $nil in sales to related parties.  During fiscal 2006 the directors were issued 190,000 shares (post split), at $.25, valued at $47,500 for consulting services. All transactions were in the ordinary course of business.

On December 1, 2006 G. M. Capital Partners, a 9.9% shareholder in the Company loaned the Company $25,000. The loan was non-interest bearing and had no specific repayment date. On March 31, 2007, G.M. Capital Partners agreed to release the Company of such obligation. Accordingly, the Company recorded income of $25,000 as a capital contribution.

NOTE 5 - INCOME TAXES

The Company files a consolidated income tax return on calendar basis. At March 31, 2007, the Company had an unused net operating loss carryforward of approximately $869,600 for income tax purposes.  These carry forward losses expire at various years through 2026 and are subject to limitations imposed by the rules and regulations of the Internal Revenue Service. This net operating loss carryforward may result in future income tax benefits of approximately $325,000; however, because realization is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s effective tax rate of 0% for the years ended March 31, 2007 and 2006 was different from the Federal statutory rate of 34% due to the valuation allowance.

 Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2007 and 2006 are as follows:

	For the year ended March 31,
	2007	2006

Deferred tax liabilities	$-	$-
Deferred tax assets
Net operating loss carryforwards	325,000	145,000
Valuation allowance	(325,000)	(145,000)
Deferred tax asset	$-	$-

NOTE 6 - DISCONTINUED OPERATIONS

In April 2007, the Company completed the sale of Masterlist International to an employee for cash proceeds of $100 plus 5% of the revenue for the next five years. The Company recorded a pre-tax gain of $918 that was presented as a gain on sale of discontinued operations in the consolidated statement of earnings. Masterlist International was previous presented as a consolidated subsidiary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - DISCONTINUED OPERATIONS (CONTINUED)

The following amounts related to Masterlist International business have been segregated from continuing operations and reported as discontinued operations through the date of disposition, and do not reflect the cost of certain services provided to Masterlist by the Company. Such costs, which were not allocated by the Company to Masterlist, were for services that included legal counsel, insurance, external audit fees, payroll processing, and certain human resource services and information systems support.

	For the year ended March 31,
	2007	2006	Period from Inception (July 9, 1998) to March 31, 2007

Revenues	$791	$36,027	$355,253
Net loss from discontinued operations	(58,791)	(40,049)	(29,160)

NOTE 7 - SUBSEQUENT EVENTS

On April 10, 2007, the Company acquired DWM Petroleum Corporation. The purchase price was 80,000,000 shares of the Company’s common stock. DWM’s main business is the exploration and development of oil and gas concessions in the former Soviet Union states in Central Asia and Eastern Europe. Because the Company is a shell corporation, the acquisition was accounted for as a recapitalization of the Company’s common stock. The Company will issue contingent consideration of 500,000 shares of its common stock over time to the former DWM shareholders for ever 50 million barrels of P50 reserves net to Manas from exploration in Kyrgyzstan up to a maximum of 2.5 billion barrels of P50 oil reserves.

The DWM Acquisition will be accounted for under the purchase method of accounting. Accordingly, the results of Manas will be included in the consolidated financial statements from the acquisition date.

The following unaudited pro forma information is provided for the acquisition, assuming that the acquisition of DWM occurred as of April 1, 2005.

	For the Year Ended
	March 31, 2007	March 31, 2006

Revenue	$32,795	$120,311
Expenses	(2,717,573)	(2,267,626)
Operating Income	(2,684,778)	(2,147,315)
Non-operating income	6,858	(38,569)
Income before income taxes	(2,677,920)	(2,185,884)
Income taxes	-	-
Equity in net income of Associate	201,960	-
Net (loss)	$(2,475,960)	$(2,185,884)

Net (loss) per share basic and diluted	(0.02)	(0.02)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

The pro forma net loss above excludes one-time transactions. The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2007 and 2006 fiscal years or of future operating performance.

On April 10, 2007, the Company completed a private placement of $10,330,152 units. Each unit consisted of 1 share of Company common stock, ½ Series A warrant exercisable for one share of common stock at $2 per share for 2 years, and ½ Series B warrant exercisable for one share of common stock at $4 per share for 3 years. The Company received $10,330,152 less costs and expenses for the sale of the units.

On April 10, 2007, the Company changed its article of incorporation to increase the authorized capital of the Company from 25,000,000 to 300,000,000 shares and changed its name to Manas Petroleum Corporation.

The Company is now in the business of exploring for oil and gas in the Krygyz Republic through its 25% minority interest in South Petroleum Company.

Employment Agreements (unaudited)

On June 1, 2007, the Company appointed a Director of Business Development and member of the Board of Directors of the Company and signed an employment agreement. Pursuant to the Employment Agreement, effective June 1, 2007, the Company has agreed to provide: (i) an annual base salary of $180,000; (ii) stock options to purchase 1,500,000 shares of Manas common stock pursuant to the Manas 2007 Stock Option Plan (“Stock Option Plan”) at a strike price of $4.90 to expire on May 31, 2017; (iii) an annual cash bonus pursuant to a bonus plan to be adopted by the Board within 60 days following the Effective Date; (iv) a non-accountable automobile and monthly parking allowance of $12,000 per year; (v) reimbursement for all business expenses; and (vi) five weeks paid vacation per year.

In connection with the merger with DWM, the Company entered into the following Employment Agreements with an initial term that is open-ended effective on April 10, 2007.

1.    In consideration for the services that the Chief Executive Officer (“CEO”) will render pursuant to an Employment Agreement, the CEO will receive (i) an annual base salary of $336,000; (ii) stock options to purchase 1,750,000 shares of Manas common stock pursuant to the Manas 2007 Stock Option Plan (“Stock Option Plan”); (iii) an annual cash bonus pursuant to a bonus plan to be adopted by the Board within 60 days following the Effective Date; (iv) a non-accountable automobile and monthly parking allowance of $20,000 per year; (v) reimbursement for all business expenses; and (vi) five weeks paid vacation per year.

2.    In consideration for the services that the Chairman (“Chairman”) will render pursuant to an Employment Agreement, the Chairman will receive: (i) an annual base salary of $348,000; (ii) stock options to purchase 1,750,000 shares of Manas common stock pursuant to the Manas 2007 Stock Option Plan (“Stock Option Plan”); (iii) an annual cash bonus pursuant to a bonus plan to be adopted by the Board within 60 days following the Effective Date; (iv) a non-accountable automobile and monthly parking allowance of $20,000 per year; (v) reimbursement for all business expenses; and (vi) five weeks paid vacation per year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

3.    In consideration for the services that the Chief Financial Officer (“CFO”) will render pursuant to an Employment Agreement, the CFO will receive: (i) an annual base salary of $336,000; (ii) stock options to purchase 1,750,000 shares of Manas common stock pursuant to the Manas 2007 Stock Option Plan; (iii) an annual cash bonus pursuant to a bonus plan to be adopted by the Board within 60 days following the Effective Date; (iv) a non-accountable automobile and monthly parking allowance of $20,000 per year; (v) reimbursement for all business expenses; and (vi) five weeks paid vacation per year.

4.    In consideration for the services that the Chief Technology Office ("CTO”) will render pursuant to an Employment Agreement, the CTO will receive: (i) an annual base salary of $63,000; stock options to purchase 1,500,000 shares of Manas common stock pursuant to the Stock Option Plan; (iii) an annual cash bonus pursuant to a bonus plan to be adopted by the Board within 60 days following the Effective Date; (iv) a non-accountable automobile and monthly parking allowance of $12,000 per year; (v) reimbursement for all business expenses; and (vi) five weeks paid vacation per year.

Stock Options (unaudited)

In April 2007, the Company’s Board of Directors adopted and its shareholders approved, the Manas Stock Option Plan. The Plan permits grants to be made from time to time as non-qualified stock options or incentive stock options. Qualified directors, officers, employees, consultants and advisors of the Company and the Company’s subsidiaries are eligible to be granted (a) stock options which may be designated as non-qualified stock options or incentive stock options, (b) stock appreciation rights, (c) restricted stock awards, (d) performance awards or (e) other form of stock-bond incentive awards. Options issued have a 10 year exercise period from date of issuance, at an exercise price equal to the market price of the stock at the date of grant and vest on a quarterly basis from the grant date over a three year period.

On April 10, 2007, the Company approved a stock option plan consisting of 11,000,000 shares of common stock and issued 8,750,000 shares under the plan.

The Company has calculated the fair value of the options to be $21,480,000 under the Black Scholes model. The factors utilized in the calculation are as follows:

Exercise Price	$4.00
Volatility	70.0%
Interest Rate	5.0%
Yield Rate	0.00%

On June 1, 2007, the Company issued an additional 1,500,000 options and has calculated the fair value of the options to be $5,837,000 under the Black Scholes model. The factors utilized in the calculation are as follows:

Exercise Price	$4.90
Volatility	92.25%
Interest Rate	5.0%
Yield Rate	0.00%

For financial reporting, the Company will expense the value of the stock options ratably over the three year vesting period.

The Company in April 2007, issued 400,000 shares of its common stock pursuant to Section 903 of Regulation S, each to Anderson Properties Incorporated and United Investment Group, Inc. as finders’ fees in connection with the Share Exchange Agreement.

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

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls.

Manas recognizes that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected. However, the Chief Executive Officer and Chief Financial Officer believe that our system of disclosure controls and procedures provides reasonable assurance of achieving their objectives.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of these controls and procedures that our disclosure controls and procedures are effective in timely alerting them to material information relating to Manas required being included in Manas’ periodic SEC filings.

(b) Changes in Internal Controls.

There have been no changes in Manas’ internal controls over financial reporting during the last fiscal quarter of 2007 that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Identification of Officers and Directors

Effective as of the time of the exchange agreement with DWM Petroleum, our board of directors was reconstituted, Messrs. Barrington-Foote, Brown and Sanders resigned as directors and officers of Manas and new officers were appointed.

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position

Heinz Scholz	65	Chairman of the Board*
Alexander Becker	48	Director, Chief Executive Officer*
Peter-Mark Vogel	42	Director, Chief Financial Officer*
Michael Velletta	51	Director*
Yaroslav Bandurak	36	Chief Technology Officer

*Board Members

Officer Biographies

Heinz Jurgen Scholz, Chairman. Mr. Scholz earned his Engineering degree in 1975 and MSc equivalent in Physics in 1979 at University (Bremen) Engineer for Electro Technology, University for Technology (Bremen). From 1979 to 1996 he is formerly CEO and Chairman of the Board of HS Ingenieur Planung GmbH whose main focus was planning and development of factories in the former Soviet Union. HS Ingenieur Planung GmbH also developed various projects on behalf of major international companies in Saudi-Arabia, Iraq and Iraq. Under his direction HS Ingenieur Planung GmbH supplied a telecommunications network and production-facilities in the Soviet Union. HS Ingenieur Planung GmbH also negotiated the sale of the Russian army’s East German telecommunication network to Deutsche Telekom, Germany. In the Soviet Union HS Ingenieur Planung GmbH also built a housing development project for the Russian army near Moscow. Since 1994 he has held the position of CEO and Chairman of the Board of Varuna AG. Varuna’s objective is the investment and exploration of natural resources in the CIS States and Brazil. Since 2004 he has acted as CEO and Chairman of the Board for DWM AG, which deals in exploration, exploitation and the trade of raw-materials.

Alexander Becker, Director, Chief Executive Officer. Mr. Becker received his PhD at Frunze, USSR Academy of Science in 1987 and his MSc Tomsk University, USSR, in 1982 specializing in structural geology and tectonophysics focus petroleum exploration tectonics, stratigraphy and regional geology of Central Asia. He is the former President of Textonic Consulting from 1998 to 2006 and Cadima Pacific Petroleum from 2000-2006. Mr. Becker was Vice President Exploration of Apex Asia from 1995 to 1997 and former researcher at Ramon Science Center, Ben-Gurion University of the Negev (Israel) from 1990-1997. From 1982 to 1990, Mr. Becker was the chief geologist of a mapping division of North-Kyrgyz Geological Expedition, Ministry of Geology, USSR. He has published papers in the Journal of Structural Geology, Tectonophysics, Geology, Bulletin of American Geological Society, International Geology Review, and Journal of Hydrology. He was awarded the Peres Greder Prize of Israel Geological Society in 1995. In 1988 and 1989, Mr. Becker won the award of Best Mapping Geologist of Kyrgyz Republic

Peter-Mark Vogel, Director, Chief Financial Officer. Mr. Vogel received his Business Administration and Economics, University of Zurich, Switzerland in 1992. He received his MBA from the University of

Chicago, Graduate School of Business in March 2003. Mr. Vogel was employed as a CFA, senior financial analyst Bank Sal. Oppenheim, Zürich, Switzerland from 2000 to July 2005. He was Vice President of the HSBC Research Department in Guyerzeller, Zurich, Switzerland from 1999 to 2000. From 1998 to 1999 he was Vice President of the Research Department Orbitex Finance. He was a Portfolio Manager and Assistant to the Bank’s Executive Committee for SocieteGenerale from 1995 to 1998. He was Assistant Vice President of SocieteGenerale, Zurich, Switzerland from 1995 to 1998. From 1993 to 1995 he was the Finance and Regulatory Associate and Regulatory Analyst at Merrill Lynch Capital Markets. He has been a member of the Swiss Society of Investment Professionals (SSIP) since 1999 and a member of the CFA Institute, formerly Association of Investment Management and Research (AIMR), since 1999.

Yaroslav Mihailovich Bandurak, Chief Technology Officer. Mr. Bandurak received his college degree from Lvov State University in 1995 Lvov, Ukraine, where he subsequently served as a member of the Geology Faculty from 1989 to 1995.   He is the former Chief Geologist of Textonic from 2003 to 2004 and Cadima Petroleum from 2001-2003.  He was a Geologist for Action Hydrocarbons from 2000 to 2001 and Chief Geologist for South Kyrgyz Geological Expedition from 1995 to 2000.

Michael Valletta, Director. Mr. Velletta received his LLB degree in Law from the University of Victoria in 1989. In 1990 he was called to the Bar of British Columbia, Canada and presented to the Supreme Court of British Columbia as a Barrister and Solicitor. In addition to engaging in the private practice of law with the law firm of Velletta & Company, Barristers, Solicitors & Notaries, Mr. Velletta serves as a Governor of the Trial Lawyers Association of British Columbia, is a member of the Canadian Bar Association and the International Institute of Business Advisors. Mr. Velletta serves on the Board of Directors of several corporations and is a Governor of the University Canada West Foundation. Mr. Velletta's law practice center on corporate and commercial law and commercial litigation.

Board Composition

Our board of directors is currently composed of four members, none of whom have been determined by the board to be an “independent director” as defined by the rules of the Nasdaq Stock Market, Inc.

Board Committees

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Currently, we do not have an independent audit committee, stock option committee, compensation committee or nominating committee and do not have an audit committee financial expert. Our board of directors currently intends to appoint various committees in the near future.

Item 10. Executive Compensation

The following summary sets forth the cash and other compensation paid or accrued by Manas for the years ending March 31, 2006 and 2007, respectively. In an oral agreement, Mr. Barrington-Foote is paid a monthly management fee of $1,000. There are no other terms to his monthly fee and he may be terminated with 30 days notice with no further compensation due to him. To date, Mr. Barrington-Foote has not received compensation in salary and bonus in excess of $100,000.

Long Term Compensation

	Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name And Principal Position	Year	Salary ($)	Other Annual Compen- sation Bonus($)	Restricted Stock	Securities Underlying Options/ Award(s) ($)	LTIP SARs(#)	Payouts($)	All Other Compen- sation($)

Randle Barrington-Foote President/CEO	2007	$0	$-	-	-	-	-	-
	2006	$12,000	$-	-	-	-	-	-
	2005		$-	-	-	-	-	-
	2004		$-	-	-	-	-	-

Steven A. Sanders	2007		$-	-	-	-	-	-
	2006		$-	-	-	-	-	-
	2005		$-	-	-	-	-	-
	2004		$-	-	-	-	-	-

Richard Brown	2007		$-	-	-	-	-	-
	2006		$-	-	-	-	-	-
	2005		$-	-	-	-	-	-
	2004		$-	-	-	-	-	-

Lawrence Rosenblat	2007		$-	-	-	-	-	-
	2006		$-	-	-	-	-	-
	2005	$18,100	$-	-	-	-	-	-
	2004		$-	-	-	-	-	-

Employment Agreements

Subsequent to the year end and in conjunction with the Exchange Transaction, Manas entered into any employment contracts with its officers of the company as follows:

On April 10, 2007, we entered into: (i) an Employment and Non-Competition Agreement with Dr. Alexander Becker pursuant to which Dr. Becker agreed to serve as the Company’s Chief Executive Officer and member of the Board of Directors of the Company (the “Board”); (ii) an Employment and Non-

Competition Agreement with Heinz J. Scholz, pursuant to which Mr. Scholz agreed to Serve as the Chairman of the Board; (iii) an Employment and Non-Competition Agreement with Peter-Mark Vogel, pursuant to which Mr. Vogel agreed to serve as the Company’s Chief Financial Officer and member of the Board; and (iv) an Employment and Non-Competition Agreement with Yaroslav Bandurak, pursuant to which Mr. Bandurak agreed to serve as the Company’s Chief Technical Officer (individually, the “Employment Agreement”; collectively, the “Employment Agreements”).

The Employment Agreements, which become effective as of April 10, 2007, supersede any previous employment agreements by and between DWM and Messrs. Becker, Scholz, Vogel and Bandurak (individually, the “Employee; collectively, the “Employees”), respectively. The summary of the Employment Agreements provided herein is qualified in its entirety by reference to the text of the Employment Agreements, which is incorporated herein by reference.

Term

Each of the Employment Agreements has an initial term that is open-ended beginning on the April 10, 2007.

Compensation

In consideration for the services that Mr. Becker will render pursuant to Mr. Becker’s Employment Agreement, Mr. Becker is entitled to receive: (i) an annual base salary of $336,000; (ii) stock options to purchase 1,750,000 shares of Manas common stock pursuant to the Manas 2007 Stock Option Plan (“Stock Option Plan”; (iii) an annual cash bonus pursuant to a bonus plan to be adopted by the Board within 60 days following the Effective Date; (iv) a non-accountable automobile and monthly parking allowance of $20,000 per year; (v) reimbursement for all business expenses; and (vi) five weeks paid vacation per year.

In consideration for the services that Mr. Scholz will render pursuant to Mr. Scholz’s Employment Agreement, Mr. Scholz is entitled to receive: (i) an annual base salary of $348,000; (ii) stock options to purchase 1,750,000 shares of Manas common stock pursuant to the Stock Option Plan; (iii) an annual cash bonus pursuant to a bonus plan to be adopted by the Board within 60 days following the Effective Date; (iv) a non-accountable automobile and monthly parking allowance of $20,000 per year; (v) reimbursement for all business expenses; and (vi) five weeks paid vacation per year.

In consideration for the services that Mr. Vogel will render pursuant to Mr. Vogel’s Employment Agreement, Mr. Vogel is entitled to receive: (i) an annual base salary of $336,000; (ii) stock options to purchase 1,750,000 shares of Manas common stock pursuant to the Stock Option Plan; (iii) an annual cash bonus pursuant to a bonus plan to be adopted by the Board within 60 days following the Effective Date; (iv) a non-accountable automobile and monthly parking allowance of $20,000 per year; (v) reimbursement for all business expenses; and (vi) five weeks paid vacation per year.

In consideration for the services that Mr. Bandurak will render pursuant to Mr. Bandurak’s Employment Agreement, Mr. Bandurak is entitled to receive: (i) an annual base salary of $63,000; (ii) stock options to purchase 1,500,000 shares of Manas common stock pursuant to the Stock Option Plan; (iii) an annual cash bonus pursuant to a bonus plan to be adopted by the Board within 60 days following the Effective Date; (iv) a non-accountable automobile and monthly parking allowance of $12,000 per year; (v) reimbursement for all business expenses; and (vi) five weeks paid vacation per year.

Termination of Employment or Leave of Absence

An Employee may be terminated by the Company or compelled to take a leave of absence without pay if the Employee: (i) violates any material covenant or agreement regarding confidentiality; (ii) is convicted of a felony or a crime involving moral depravity or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its subsidiaries, customers or suppliers; (iii) substantially and repeatedly fails to perform the duties of the office held by the Employee which continues after written warnings to correct such deficiency; (iv) commits acts of willful misconduct. The length of such unpaid leave of absence is to be determined by the Company in the Company’s sole discretion and shall not exceed fifteen (15) days.

Termination of Employment by the Company Without Cause or for Good Reason by the Relevant Employee

In the event that the employment of an Employee is terminated without cause or for good reason (articulated in section 4.1(f) of the Employment Agreements), such terminated Employee is entitled to receive the following payments and benefits: (i) within 30 days of termination, the Company is to pay Employee all compensation accrued through the effective date of resignation and reimbursement for all expenses incurred before the termination of the Employee’s employment; (ii) within 30 days of termination, the Company is to pay the Employee a lump sum of an amount equal to one times the Employee’s annual guaranteed salary in effect on the date of termination and the prior year’s bonus as determined by the Board of Directors; (iii) provide to Employee, at the Company’s expense, for the first year after Employee’s termination, continued coverage under all benefit plans in which Employee participated immediately prior to Employee’s termination; and (iv) the immediate vesting of all options granted to Employee.

As defined in the Employment Agreement, an Employee may resign his employment with the Company and receive the above payments and benefits when he has one of the following good reasons: (i) the Company breaches any provision of the Employment Agreement, including, without limitation, the failure of the Company to pay any amount hereunder when the same shall be due and payable, (ii) the Company requires the Employee to move to a location outside of Switzerland; or (iii) the Employee experiences a material change in his duties, including, without limitation, a material diminution in Employee’s title, position, duties or responsibilities, or the assignment to Employee of duties that are inconsistent, in a material respect, with the scope of duties and responsibilities associated with the positions specified in the Employment Agreement.

Termination of Employment Upon Death or Disability

In the event that the employment of an Employee is terminated due to his death, the Company shall, within 30 days of termination, pay to the Employee's estate or legal representative in complete settlement for relinquishment of his interest in the Employment Agreement, compensation and benefits payable to him through the end of the calendar month in which his death and the Agreement's termination occur, and shall reimburse Employee’s estate or legal representative for all expenses incurred before the Employee’s death.

In the event that the employment of the Employee is terminated due to his “permanent disability,” as defined in the Employment Agreement, the Company shall, within 30 days of termination, pay to the Employee in complete settlement for relinquishment of the Employee's interest in this Agreement, compensation and benefits payable to the Company through the end of the calendar month in which termination of this Agreement occurs, and reimburse Employee for all expenses incurred before the termination of Employee’s employment.

Change of Control Arrangements

In the event of a Change of Control of the Company, the Company shall (i) within 30 days of termination, pay Employee all compensation accrued through the effective date of Change of Control and reimburse Employee for all expenses incurred before the termination of Employee’s employment, (ii) within 30 days of termination, pay Employee in a lump sum an amount equal to one times Employee’s annual guaranteed salary in effect on the date of termination and (iii) provide to Employee, at the Company’s expense, for the first year after Employee’s termination, continued coverage under all benefit plans in which Employee participated immediately prior to Employee’s termination (or if the Company was paying Employee for obtaining such coverage on his own, the Company will pay Employee in a lump sum on termination, the amount required to continue such coverage for a period of one year), and Employee shall have no further right for any salary or other benefits except as otherwise required by law. In addition, upon termination of Employee’s employment pursuant to section 4(g) of the Employment Agreement, all options granted to Employee shall immediately vest and become exercisable.

Restrictions and Covenants

The Employees are subject to restrictions on disclosure of confidential information during the term of each respective Employment Agreement and shall survive the termination of each respective Employment Agreement for a period of ten years. In the event of a violation, breach or threatened breach of any of the respective covenants and agreements, the Company shall be excused from making any further payments to the Employee pursuant to any provision of the Employment Agreement until the Employee shall cease violating or breaching his respective covenants and shall have received reasonable assurances from the Employee that he will no longer engage in the same. In the event of an Employee’s breach of any of the covenants and agreements regarding confidentiality, the Employee may be terminated from employment with the Company.

Stock Option Plan

In April 2007, Manas’s board of directors adopted and its shareholders approved, the Manas Stock Option Plan. The plan permits grants to be made from time to time as non-qualified stock options or incentive stock options.

Summary of Stock Option Plan

Qualified directors, officers, employees, consultants and advisors of ours and our subsidiaries are eligible to be granted (a) stock options ("Options"), which may be designated as nonqualified stock options ("NQSOs") or incentive stock options ("ISOs"), (b) stock appreciation rights ("SARs"), (c) restricted stock awards ("Restricted Stock"), (d) performance awards ("Performance Awards") or (e) other forms of stock-based incentive awards (collectively, the "Awards"). A director, officer, employee, consultant or advisor who has been granted an Option is referred to herein as an "Optionee" and a director, officer, employee, consultant or advisor who has been granted any other type of Award is referred to herein as a "Participant."

The Board of Directors administers the Stock Option Plan and has full discretion and exclusive power to (a) select the directors, officers, employees, consultants and advisors who will participate in the Stock Option Plan and grant Awards to such directors, officers, employees, consultants and advisors, (b) determine the time at which such Awards shall be granted and any terms and conditions with respect to such Awards as shall not be inconsistent with the provisions of the Stock Option Plan, and (c) resolve all questions relating to the administration of the Stock Option Plan. Members of the Board of Directors receive no additional compensation for their services in connection with the administration of the Stock Option Plan.

The Board of Directors may grant NQSOs or ISOs that are evidenced by stock option agreements. A NQSO is a right to purchase a specific number of shares of common stock during such time as the Board of Directors may determine, not to exceed ten (10) years, at a price determined by the Board of Directors that, unless deemed otherwise by the Board of Directors, is not less than the fair market value of the common stock on the date the NQSO is granted. An ISO is an Option that meets the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). No ISOs may be granted under the Stock Option Plan to an employee who owns more than 10% of our outstanding voting stock ("Ten Percent Stockholder") unless the option price is at least 110% of the fair market value of the common stock at the date of grant and the ISO is not exercisable more than five (5) years after it is granted. In the case of an employee who is not a Ten Percent Stockholder, no ISO may be exercisable more than ten (10) years after the date the ISO is granted and the exercise price of the ISO shall not be less than the fair market value of the common stock on the date the ISO is granted. Further, no employee may be granted ISOs that first become exercisable during a calendar year for the purchase of common stock with an aggregate fair market value (determined as of the date of grant of each ISO) in excess of $100,000. An ISO (or any installment thereof) counts against the annual limitation only in the year it first becomes exercisable.

The exercise price of the common stock subject to a NQSO or ISO may be paid in cash or, at the discretion of the Board of Directors, by a promissory note or by the tender of common stock owned by the Option holder or through a combination thereof. The Board of Directors may provide for the exercise of Options in installments and upon such terms, conditions and restrictions as it may determine.

A SAR is a right granted to a Participant to receive, upon surrender of the right, but without payment, an amount payable in cash. The amount payable with respect to each SAR shall be based on the excess, if any, of the fair market value of a share of common stock on the exercise date over the exercise price of the SAR, which will not be less than the fair market value of the common stock on the date the SAR is granted. In the case of an SAR granted in tandem with an ISO to an employee who is a Ten Percent Stockholder, the exercise price shall not be less than 110% of the fair market value of a share of common stock on the date the SAR is granted.

Restricted Stock is common stock that is issued to a Participant at a price determined by the Board of Directors, which price per share may not be less than the par value of the common stock, and is subject to restrictions on transfer and/or such other restrictions on incidents of ownership as the Board of Directors may determine.

A Performance Award granted under the Stock Option Plan (a) may be denominated or payable to the Participant in cash, common stock (including, without limitation, Restricted Stock), other securities or other Awards and (b) shall confer on the Participant the right to receive payments, in whole or in part, upon the achievement of such performance goals during such performance periods as the Board of Directors shall establish. Subject to the terms of the Stock Option Plan and any applicable Award agreement, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any Performance Award granted and the amount of any payment or transfer to be made pursuant to any Performance Award shall be determined by the Board of Directors.

The Board of Directors may grant Awards under the Stock Option Plan that provide the Participants with the right to purchase common stock or that are valued by reference to the fair market value of the common stock (including, but not limited to, phantom securities or dividend equivalents). Such Awards shall be in a form determined by the Board of Directors (and may include terms contingent upon a change of control of Holdings); provided that such Awards shall not be inconsistent with the terms and purposes of the Stock Option Plan.

The Board of Directors determines the price of any such Award and may accept any lawful consideration.

The Board of Directors may at any time amend, suspend or terminate the Stock Option Plan; provided, however, that (a) no change in any Awards previously granted may be made without the consent of the holder thereof and (b) no amendment (other than an amendment authorized to reflect any merger, consolidation, reorganization or the like to which we are a party or any reclassification, stock split, combination of shares or the like) may be made increasing the aggregate number of shares of the common stock with respect to which Awards may be granted or changing the class of persons eligible to receive Awards, without the approval of the holders of a majority of our outstanding voting shares.

In the event a Change in Control (as defined in the Stock Option Plan) occurs, then, notwithstanding any provision of the Stock Option Plan or of any provisions of any Award agreements entered into between any Optionee or Participant and us to the contrary, all Awards that have not expired and which are then held by any Optionee or Participant (or the person or persons to whom any deceased Optionee's or Participant's rights have been transferred) shall, as of such Change of Control, become fully and immediately vested and exercisable and may be exercised for the remaining term of such Awards.

Although we have no intentions of merging, consolidating or otherwise reorganizing, if we are a party to any merger, consolidation, reorganization or the like, the Board of Directors has the power to substitute new Awards or have the Awards be assumed by another corporation. In the event of a reclassification, stock split, combination of shares or the like, the Board of Directors shall conclusively determine the appropriate adjustments.

No Award granted under the Stock Option Plan may be sold, pledged, assigned or transferred other than by will or the laws of descent and distribution, and except in the case of the death or disability of an Optionee or a Participant, Awards shall be exercisable during the lifetime of the Optionee or Participant only by that individual.

No Awards may be granted under the Stock Option Plan on or after April 10, 2017, but Awards granted prior to such date may be exercised in accordance with their terms.

The Stock Option Plan and all Award agreements shall be construed and enforced in accordance with and governed by the laws of Delaware.

As of April 10, 2007, of the 11,000,000 shares of common stock reserved for issuance under the Stock Option Plan, we have granted options to purchase 10,250,000 shares of our common stock under the Stock Option Plan at an exercise price of $4.00 per share. Of such options, 1,708,333 have vested as of July 13, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of March 31, 2007, the shares of our voting capital stock beneficially owned by each person, including management, known to us to be the beneficial owner of more than 5% of the outstanding shares of common stock.

All persons named in the table have the sole voting and dispositive power, unless otherwise indicated, with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days upon the exercise or conversion of convertible securities are listed separately, and for each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

Name of Beneficial Owner/ Identity of Group	Number of Shares of Common Stock Beneficially Owned	% of Beneficial Ownership
G.M. Capital Partners, Ltd. (1)	2,000,000	9.9%
Usteristrasse19
POB 6681
CH-8023 Zurich
Switzerland

Daimler Capital Partners Ltd. (2)	1,700,000	8.5%
CP 59
CH-4009 Basel
Switzerland

Mandarin Management Services Ltd. (3)	1,245,600	6.2%
c/o Gestrust SA
2 Rue Thalberg
CH-1211 Geneve 1
Switzerland

Mokandi International SA (4)	1,500,000	7.5%
Staedtle 31
FL-9490 Vaduz
Liechtenstein
Nautilus Technologies Ltd. (5)	1,200,000	6.0%

c/o Gestrust SA
2 Rue Thalberg
CH-1211 Geneva
Switzerland

Philestine Management SA (6)	1,150,000	7.5%
c/o Anca Fiduciaire, SA
6 Rue Arnold-Winkelried
CH-1201 Geneva
Switzerland

Shamrock Group Holdings Ltd. (7)	1,200,000	6.0%
c/o Anca Fiduciaire, SA
6 Rue Arnold-Winkelried
CH-1201 Geneva
Switzerland

Tiffany Financial Trading Inc. (8)	1,200,000	6.0%
c/o Gestrust SA
2 Rue Thalberg
CH-1211 Geneva
Switzerland

Tiger Eye Holdings Ltd. (9)	1,500,000	7.5%
c/o Gestrust SA
2 Rue Thalberg
CH-1211 Geneva
Switzerland

All officers and directors	150,000	<1%
as a group (10)

(1) J.A. Michie, managing director, Mark Hartman and Martin Stuiki stockholders.

(2) Alain Esseiva, managing director, shareholder

(3) Bill Meadow, director, shareholder

(4) Klaus Boehler, director, shareholder

(5) Marc Angst, director, shareholder

(6) Catherine Dixon, director, shareholder

(7) Tanya Tamone, director, shareholder

(8) Ping Lai, director, shareholder

(9) Walter Stapfer, director, shareholder

(10) Randle Barrington-Foote, CEO and director; Richard Brown, CFO and director; Steven A. Sanders, secretary and director

Market Information

Our common stock trades on the Over-The-Counter Bulletin Board ("OTCBB"). We cannot guarantee that we will be able to maintain this listing. There is little trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

Item 12. Certain Relationships and Related Transactions

During the past two years, we have not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Manas’ capital stock.

A principal shareholder of Capilano Holdings, Ltd., a shareholder of Manas, advanced $10,811 to Manas for operating expenses. The amount owed by Manas at March 31, 2006 and March 31, 2007 was $1,416 and $7,703, respectively. The amounts are non-interest bearing and have no due dates. Manas also reimbursed Capilano Holdings for expenses paid on its behalf during the year ended March 2003 in the amount of $11,600.

During the years ended March 31, 2006 and 2007, Manas paid consulting and management fees to an officer, shareholders and entities related to shareholders of the Company of $67,945 and $ 21,180 respectively. In addition, during the year ended March 31, 2006 and 2007, the Company paid a shareholder $2,400 and $2,400 for the use of office space. During the year, the Company earned $0 in sales to a related party.

Item 13. Exhibits
INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit

16.1	8-K Announcing Completion of Exchange Transaction filed on April 17, 2007*
16.2	8-K Announcing Definitive Share Exchange Agreement filed on November 29, 2006*
16.3	8-K Appointed Lazar Levine & Felix LLP as the Company’s auditors filed on October 5, 2006*
16.4	8-K Announcing letter of intent with DWM filed on October 5, 2006*

16.5	8-K/A Resignation of Staley, Okada & Partners Chartered Accountants as the Company’s auditors filed on October 5, 2006*
16.6	8-K Resignation of Staley, Okada & Partners Chartered Accountants as the Company’s auditors filed on September 25, 2006*
23.1	Consent of Independent Certified Public Accountant
31.1	Section 302 Certification - Becker
31.2	Section 302 Certification - Vogel
32.1	Section 906 Certification - Becker
32.2	Section 906 Certification - Vogel

*Previously filed and incorporated herein by reference

Items 14. Principal Accountant Fees and Services

Audit Fees

The aggregate audit fees billed by Lazar Levine & Felix, LLP for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB for the fiscal year ended March 31, 2007 was $86,890.00.  There are no audit-related fees, tax fees or other fees billed by Lazar Levine & Felix LLP.  The aggregate fees billed by Staley, Okada & Partners for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB for the fiscal year ended March 31, 2006 was $11,629.00.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the year ended March 31, 2007, including preparation of the Company's prospectus and 8-K filed on April 17, 2007, was $53,980.

The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the year ended March 31, 2006 was $5,975.00.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By:	/s/ Alexander Becker
Alexander Becker, Chief Executive Officer

Date:	July 16, 2007

By:	/s/ Peter-Mark Vogel
Peter-Mark Vogel, Chief Financial Officer

Date:	July 16, 2007