Form 10QSB
period 2007-06-30
MANAS PETROLEUM CORP
filed 2007-08-17
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Commission file number 333-63432

Manas Petroleum Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	91-1918324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bahnhofstrasse 9
6341 Baar, Switzerland
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: +41 (44) 718 10 32
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of outstanding common stock of Manas Petroleum Corporation (the “Company” or “Manas”), which is the only class of its common equity, on August 17, 2007 was 111,320,552.

Item 1.  Financial Statements

Description	Page No.

FINANCIAL INFORMATION:

Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2007 (audited)	F-1

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2007 and 2006, for the Six Months Ended June 30, 2007 and 2006 and for the Period From Inception, May 25, 2004 (Unaudited)
F-2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 and for the Period From Inception, May 25, 2004 (Unaudited)	F-3

Condensed Consolidated Statement of Shareholders’ Equity/(Deficit)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEET

	06.30.2007	12.31.2006
	USD	USD
ASSETS

Cash and cash equivalents	8,537,485	1,090,098
Receivables	38,360	48,683

Total current assets	8,575,845	1,138,781

Tangible fixed assets	53,529	3,998

Total non-current assets	53,529	3,998

TOTAL ASSETS	8,629,374	1,142,779

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank overdraft	0	19,003
Deferred consideration for interest in CJSC South Petroleum	105,624	193,003
Accounts payable	20,785	70,918
Accrued expenses	247,050	167,664

Total current liabilities	373,459	450,588

Liability in respect of investment in associate	253,743	253,743
Loan owed to a major shareholder	201,458	409,920

Total non-current liabilities	455,201	663,663

TOTAL LIABILITIES	828,660	1,114,251

Common stock (300,000,000 shares authorized, USD 0.001 par value, 111,320,552 and 80,000,000 shares, respectively, issued and outstanding)	111,320	80,000
Additional paid-in capital	14,696,083	1,466,071
Foreign currency translation reserve	53,602	53,464
Deficit accumulated during the development stage	(7,060,291)	(1,571,007)

Total shareholders' equity	7,800,714	28,528

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	8,629,374	1,142,779

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the three months ended		For the six months ended		Period from
					05.25.2004
					(Inception) to
	06.30.2007	06.30.2006	06.30.2007	06.30.2006	06.30.2007
	USD	USD	USD	USD	USD
OPERATING REVENUES

Other revenues	-	-	-	-	115,148

Total revenues	-	-	-	-	115,148

OPERATING EXPENSES

Personnel costs	(1,679,208)	(50,168)	(1,696,219)	(92,655)	(2,033,628)
Exploration costs	-	(37,731)	(45,901)	(77,964)	(204,373)
Depreciation	(3,547)	(3,704)	(3,808)	(7,072)	(34,807)
Consulting fees	(224,368)	(241,518)	(422,201)	(462,199)	(2,753,425)
Administrative costs	(3,217,783)	(282,435)	(3,389,772)	(438,601)	(5,505,623)

Total operating expenses	(5,124,906)	(615,555)	(5,557,902)	(1,078,491)	(10,531,857)

Gain from sale of investment	-	-	-	-	3,126,967
Loss from sale of investment	(900)	-	(900)	-	(900)

OPERATING LOSS	(5,125,806)	(4,401,094)	(5,558,802)	(1,078,491)	(7,290,642)

NON-OPERATING INCOME / (EXPENSE)

Exchange differences	(27,599)	27,961	(27,020)	26,375	(49,910)
Interest income	96,081	4,429	101,637	8,659	147,847
Interest expense	(2,626)	(2,990)	(4,775)	(5,398)	(72,727)

Loss before taxes and equity in net income of associate	(5,059,949)	(5,704,104)	(5,488,960)	(1,048,855)	(7,265,432)

Taxes	(351)	(354)	(324)	(354)	(1,172)
Equity in net loss of associate		-	-	-	201,960
Minority interest in net income	-	-	-	-	(5,308)

Net loss	(5,060,300)	(5,704,455)	(5,489,284)	(1,049,209)	(7,069,952)

Weighted average number of outstanding shares	110,150,648	100,110,400	105,130,524	100,110,400	100,909,359

Basic loss per share	(0.0459)	(0.0518)	(0.0522)	(0.0105)	(0.0701)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the six months ended		Period from
			05.25.2004
			(Inception) to
	06.30.2007	06.30.2006	06.30.2007
	USD	USD	USD

OPERATING ACTIVITIES

Net loss for the period	(5,489,284)	(1,049,209)	(7,069,952)

To reconcile net loss to net cash used
in operating activities

Gain from sale of investment	-	-	(3,126,967)
Loss from sale of investment	900	-	900
Equity in net loss of associate	-	-	(201,960)
Depreciation	3,808	7,072	34,807
Exchange differences	27,020	(26,375)	49,910
Decrease / (increase) in receivables	16,207	61,723	(32,475)
(Decrease) / increase in accounts payables	(480,831)	(42,550)	(409,913)
(Decrease) / increase in accrued expenses	73,196	(24,967)	240,860
Stock-based compensation	3,911,957	-	3,911,957

Cash outflow from operating activities	(1,937,027)	(1,074,306)	(6,602,833)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(53,049)	-	(167,372)
Sale of tangible fixed assets and computer software	-	(3,433)	79,326
Proceeds from sale of investment	-	-	4,000,000
Acquisition of investment in associate	-	-	(67,747)

Cash inflow (outflow) from investing activities	(53,049)	(3,433)	3,844,207

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80,019
Issuance of units	9,685,997	-	9,685,997
Cash arising on recapitalization	6,510	-	6,510
Major shareholder loan repaid	(208,462)	-	(3,184,374)
Major shareholder loan raised	-	805,632	4,653,720
Related company loan raised / (repaid)	-	(112,890)	-
Decrease in bank overdraft	(19,003)	-	-

Cash flows from financing activities	9,465,042	692,742	11,241,872

Net change in cash and cash equivalents	7,474,966	(384,997)	8,483,246

Cash and cash equivalents at the beginning of the period	1,090,098	1,551,938	1,090,098
Currency translation effect on cash and cash equivalents	(27,579)	(172,972)	42,043

Cash and cash equivalents at the end of the period	8,537,485	993,969	9,615,387

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre-hensive Income (Loss)	Total share-holders' equity / (deficit)	Compre-hensive Income (Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019	-
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)	(678,114)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)	(1,775,233)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052	-
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)	(88,153)
Net income for the year	-	-	-	1,023,957	-	1,023,957	1,023,957
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,571,007)	53,464	28,528	935,804

Balance January 1, 2007 DWM Group	80,000,000	80,000	1,466,071	(1,571,007)	53,464	28,528
Recapitalization transaction (Note 1)	20,110,400	20,110	(356,732)	-	-	(336,622)	-
Stock-based compensation	880,000	880	3,911,077	-	-	3,911,957	-
Private placement, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997	-
Currency translation adjustment	-	-	-	-	138	138	138
Net loss for the period	-	-	-	(5,489,284)	-	(5,489,284)	(5,489,284)
Balance June 30, 2007	111,320,552	111,320	14,696,083	(7,060,291)	53,602	7,800,714	(5,489,146)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the period ended June 30, 2007

1. CORPORATE INFORMATION

The consolidated financial statements of Manas Petroleum Corporation (the “Company”) and its subsidiaries (“the Group”) for the period ended June 30, 2007 were authorized for issue in accordance with a resolution of the directors on August 13, 2007. The Company considers itself as a development stage company since it has not realized any revenues from its planned operations. Accordingly, the Company presents its financial statements in conformity with accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the profit / (deficit) accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

The Company, formerly known as Express Systems Corporation, was incorporated in the State of Nevada on July 9, 1988. The Group has a focused strategy on exploration and developing oil and gas resources in Central Asia (subsidiaries in Kyrgyz Republic and Republic of Tajikistan) and in the Balkan Region.

On April 10, 2007, the Company completed the Exchange Transaction whereby it acquired its sole subsidiary DWM Petroleum AG, Baar (DWM) pursuant to an exchange agreement signed in November 2006 whereby 100% of the shares of DWM were exchanged for 80,000,000 common shares of the Company. As part of the closing of the Exchange Transaction the Company issued 800,000 shares as finders’ fees at the closing price of USD 3.20.

The acquisition of DWM has been accounted for as a merger of a private operating company into a non-operating public shell. Consequently, the Company is the continuing legal registrant for regulatory purposes and DWM is treated as the continuing accounting acquirer for accounting and reporting purposes. The assets and liabilities of DWM remained at historic cost. Under accounting principles in the United States of America (US GAAP) in transactions involving the merger of a private operating company into a non-operating public shell, the transaction is equivalent to the issuance of stock by DWM for the net monetary assets of the Company, accompanied by a recapitalization. The accounting is identical to a reverse acquisition, except that no goodwill or other intangibles are recorded.

Operating environment
(Kyrgyz Republic & Republic of Tajikistan)
In recent years the Kyrgyz Republic and the Republic of Tajiki-stan have undergone substantial political, economic and social change. As in any emerging market, the Kyrgyz Republic and the Republic of Tajikistan do not possess a well-developed business and regulatory infrastructure that would generally exist in more developed market economies. As a result, operations carried out in the Kyrgyz Republic and the Republic of Tajiki-stan involve significant risks that are not typically associated with those in developed markets. The accompanying financial statements of the Group do not include any adjustments that may result from the future clarification of these uncertainties. Such adjustments, if any, will be reported in the financial statements of the Group when they become known and estimable.

Through its 100% owned subsidiary DWM Petroleum AG, the Company has an agreement in principle with the Albanian Government to acquire two production sharing agreements in Albania covering approximately 3,100 km2.

2. GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources.

On April 10, 2007 the Company completed a private placement of 10,330,152 Units. The Company received USD 10,330,152 less costs and expenses for the sale of the units. Each Unit consisted of 1 share, ½ Series A warrant exercisable at USD 2 per share, and ½ Series B warrant exercisable at USD 4 per share.

The Group’s cash balance at the end of the second quarter ended June 30, 2007 amounts to USD 8,537,485. The current funds will be utilized to finance the first phase of our work program in Albania amounting to a minimum outlay of USD 6,100,000 which has to be secured through a Bank Guarantee or similar instrument, This leaves us with cash on hand of USD 2,437,485. Based on our expected monthly burn rate and the initial capex requirement in Albania, we have working capital that will last for four months.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the period ended June 30, 2007

In order to continue to fund operations after the next four months and implement the growth strategy through the further acquisition of new licenses in particular in Central Asia, Latin America and the Balkan Region as well as to finance continuing operations, the Group will require further funds. These funds will be raised through additional equity financing.

We completed a Private Placement on July 31, 2007 in order to raise further funds to develop our growth strategy and we raised USD 3,687,992. Including the current financing, we will have working capital for 7 months.

3. ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with US GAAP. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

The accompanying financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s annual financial statements filed on Form 10-KSB on July 16, 2007 and the annual financial statements of DWM filed as part of Form 8-K on June 7, 2007.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006, as applicable, have been made. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Foreign currency translation
The consolidated financial statements of the Group are presented in US dollars (USD). The parent Company’s functional currency is the US dollar (USD).

Generally, the local currency is used as the functional currency. The Company’s Swiss subsidiary DWM Petroleum AG changed its functional currency from the Swiss Franc (CHF) into the US dollar (USD) as of January 1, 2007. The change in functional currency was triggered by the signing of an agreement with Santos. Subsequent to the signing of the agreement the majority of the Groups transactions were denominated in USD. Transactions are recorded using the exchange rate at the time of the transaction. All resulting foreign exchange transaction gains and losses are recognized in the Group’s income statement.

Income, expenses and cash flows of the consolidated entities have been translated into US dollars (USD) using an average exchange rate of the period. Assets and liabilities are translated using the period end exchange rates. Translation differences are recorded arising from movements in the exchange rates used to translate equity, retained earnings and other equity components and net income for the year are allocated directly to the cumulative translation differences.

 MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the period ended June 30, 2007

Average Rates	01.01.-06.30.07	2006	2005
	TJS	CHF	CHF
USD	3.4391	1.2536	1.2458

Balance Sheet period-end rates	06.30.07	2006	2005
	TJS	CHF	CHF
USD	3.4394	1.2198	1.3179
TJS = Tajikistan Somoni

4. NEW ACCOUNTING STANDARDS NOT YET ADOPTED

FASB Statement No. 157, Fair Value Measurements (SFAS157) In September 2006, the FASB issued SFAS 157, which will become effective for the Company on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the company from the adoption of SFAS 157 in 2008 will depend on the Company’s assets and liabilities at that time that are required to be measured at fair value.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

TANGIBLE FIXED ASSETS

2007	Office Equipment & Furniture	Vehicles	Leasehold Improvements	Total
	USD	USD	USD	USD
Cost at January 1	5,436	-	-	5,436
Exchange differencies	(20)	-	-	(20)
Recapitalization transaction (Note 1)	3,407	-	-	3,407
Additions	49	53,000	-	53,049
Disposals	-	-	-	-
Cost at June 30	8,872	53,000	-	61,872

Accumulated depreciation at January 1	(1,438)	-	-	(1,438)
Exchange differencies	26	-	-	26
Recapitalization transaction (Note 1)	(3,123)	-	-	(3,123)
Depreciation	(808)	(3,000)	-	(3,808)
Disposals	-	-	-	-
Accumulated depreciation at June 30	(5,344)	(3,000)	-	(8,344)

Net book value at June 30	3,529	50,000	-	53,529

 MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the period ended June 30, 2007

5. STOCK COMPENSATION PROGRAM

On May 1, 2007 the board of directors approved the granting of stock options according to a Nonqualified Stock Option Plan. This stock option plan has the purpose (a) to ensure the retention of the services of existing executive personnel, key employees, and directors of the Company or its affiliates; (b) to attract and retain competent new executive personnel, key employees, consultants and directors; (c) to provide incentive to all such personnel, employees, consultants and directors to devote their utmost effort and skill to the advancement and betterment of the Company, by permitting them to participate in the ownership of the Company and thereby in the success and increased value of the Company; and (d) allowing vendors, service providers, consultants, business associates, strategic partners, and others, with or that the board of directors anticipates will have an important business relationship with the Company or its affiliates, the opportunity to participate in the ownership of the Company and thereby to have an interest in the success and increased value of the Company.

This plan constitutes a single “omnibus” plan, the Nonqualified Stock Option Plan (“NQSO Plan”) which provides grants of nonqualified stock options (“NQSOs”). The maximum number of shares of common stock that may be purchased under the plan is 11,000,000.

On May 2, 2007, the Company granted 8,750,000 stock options to employees and consultants at a price of USD 4.00 per share. The closing share price at grant date was USD 3.55, hence the strike price was out-of-money These stock options vest over 36 months with 1/12 vested per quarter. Compensation cost, being the fair value of the options at the grant date, is calculated to be USD 14,880,995 of which USD 1,240,083 will be expensed every quarter as the remainder vest.

On June 1, 2007, the Company granted 1,500,000 stock options an officer and director at a price of USD 4.90 per share. The strike price represents the closing share price on the grant date These stock options vest over 36 months with 1/12 vested per quarter. Compensation cost, being the fair value of the options at the grant date, is calculated to be USD 3,933,584 of which USD 327,799 will be expensed every quarter as the remainder vest.

On June 25, 2007, the Company granted 400,000 stock options an officer at a price of USD 5.50 per share. The strike price represents the closing share price on the grant date. These stock options vest over 36 months with 1/12 vested per quarter. Compensation cost, being the fair value of the options at the grant date, is calculated to be USD 1,185,412 of which USD 98,784 will be expensed every quarter as the remainder vest.

The fair value of all of the options was determined using the Black-Scholes option pricing model using a 6-year expected life of the option, a volatility factor of 50%, a risk-free rate of 5.0% and no assumed dividend rate.

At the end of June 30, 2007 Manas recorded a total charge of USD 944,758 in respect of the equity awards granted under the stock option plan. Of this charge, USD 859,256 and USD 85,502 were recorded in personnel costs and consulting fees respectively. 80,000 shares were issued as a bonus shares in June at the price of USD 5.09.

6. WARRANTS

As at June 30, 2007, the Company had a total of 12,064,765 warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 12,064,765 shares of common stock in the event that these warrants are exercised.

The warrants include 5,165,076 Series A Warrants exercisable at USD 2.00 per share and 5,165,076 Series B Warrants exercisable at USD 4.00 per share; of which all are exercisable at the option of the holder, have no redemption features, and are settled on a physical basis. The Series A Warrants are exercisable at any time following their issuance but will expire on April 10, 2009 to the extent they are not exercised. The Series B Warrants are exercisable at any time following their issuance but will expire on April 10, 2010 to the extent they are not exercised.

The Company has also issued 1,734,613 warrants exercisable at USD 2.00 each pursuant to the issuance of a private placement unit offering. These warrants expire on April 10, 2010.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the period ended June 30, 2007

7. RELATED PARTY DISCLOSURE

The management of Manas owns 56% of the issued shares.

CJSC South Petroleum Company summarized financial information:
The following summarized financial information (in USD thousand) as of June 30, 2007 and for the period from January 1, 2007 to June 30, 2007 is presented for CJSC South Petroleum Company which is a significant equity method investee that is not consolidated:

Current assets	101,819
Non-current assets	46,896
Current liabilities	3,336
Non-current liabilities	147,485
Gross revenues	0
Gross profit	0
Income from continuing operations	-80,532
Net income	-80,532

The following table provides the total amount of transactions, which have been entered into with related parties for the relevant financial period:

Board of directors	01.01-06.30.07	01.01-06.30.06
	USD	USD
Payments to a director for office rent	37,110	47,199
Payments to related companies controlled by directors for rendered consulting services	-	192,139

	06.30.07	06.30.06
	USD	USD
Loan from a director	201,458	4,543,905
Loan from a related company controlled by a director	-	127,297

The loans granted from related parties are perpetual loans with indefinite maturity and bear interest based on market conditions. Consulting services by related parties are performed for a fee.

The Company continues to outsource contract employment as needed. Currently there is a consulting contract with Talas Gold, controlled by the CEO, Dr. Alex Becker, concerning geological data processing. The costs amount to approximately USD 254,000 on an annual basis.

8. COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Kyrgyz Republic & Republic of Tajikistan)

In the ordinary course of business, the associate / subsidiaries in the Kyrgyz Republic & Republic of Tajikistan may be subject to legal actions and complaints. Management believes that the ultimate liability, if any, arising from such actions or complaints will not have a material adverse effect on the financial condition or the results of future operations of the associate / subsidiaries in the Kyrgyz Republic & Republic of Tajikistan. At June 30, 2007 there have been no legal actions threatened or actual against the associate / subsidiaries in the Kyrgyz Republic & Republic of Tajikistan.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the period ended June 30, 2007

Management believes that the associate / subsidiaries in the Kyrgyz Republic & Republic of Tajikistan are in substantial compliance with the tax laws affecting its operations. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

The Group has entered into operating leases as lessee for two cars for related parties. Expenses for this items totalled USD 10,397 for the period from January 1, 2007 to June 30, 2007 (USD 9,207 in 2006). Future net lease payments are:

	06.30.07	12.31.06
	USD	USD
Within 1 year	37,714	9,948
Between 2 and 5 years	67,820	4,972
After 5 years	0	0
Total future commitments	105,534	14,920

9. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

The majority of the increase in the personnel costs has been due to the costs for the stock based compensation plan.

Currently the company is in the process of setting up the relevant employee benefit plans.

10. EARNINGS PER SHARE

Earnings per share is calculated as net loss for the period ended June 30, 2007 divided by 105,130,524 weighted average number of outstanding shares and for the period ended June 30, 2006 divided by 100,110,400 weighted average number of outstanding shares.

The calculation of shares outstanding in the prior periods has been calculated by converting DWM’s historic shares outstanding into equivalent Manas shares outstanding based upon the exchange ratio established under the exchange agreement. Furthermore, the Manas shares outstanding at the exchange date have been treated as being outstanding for all periods presented.

There are 10,650,000 stock options outstanding and 12,064,765 warrants outstanding that are anti-dilutive because the Company is in a net loss position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

MANAGEMENT DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS FOR MANAS PETROLEUM CORPORATION (“MANAS”)

The following discussion and analysis should be read in conjunction with the unaudited consolidated Financial Statements and Notes thereto included in this Form10-QSB. The discussion contains forward looking statements that involve risk and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

The following discussion and analysis should be read in conjunction with information set forth in the financial statements and notes thereto included elsewhere in this Form 10-QSB. Our consolidated financial statements are stated in United States Dollars (USD) and are prepared in accordance with United States Generally Accepted Accounting Principles.

OVERVIEW

Prior to the acquisition of DWM Petroleum AG, the Company’s main goal was to generate revenue by generating lists of opt-in leads to be sold both on a wholesale and retail basis to buyers of the leads. However, the Company’s management was concerned about the viability of such business model and decided to seek other business alternatives. Thus, on November 24, 2006, the Company entered into a definitive share exchange agreement (the “Agreement”) with DWM Petroleum AG (“DWM”), a Swiss corporation and its stockholders. The Agreement called for the Company to increase its authorized share capital from 25,000,000 common shares with a par value of USD 0.001 to 200,000,000 (subsequently increased to 300,000,000) common shares with a par value of USD 0.001 prior to closing and to effect a 2:1 forward stock split.

On April 10, 2007, the Company completed the Exchange Transaction whereby it acquired DWM pursuant to an exchange agreement signed in November 2006 whereby DWM shareholders received 80,000,000 shares of the Company’s common stock, which is equal to 72.9% of Company’s outstanding common shares in exchange for 100% of the shares of DWM. On April 10, 2007, as a condition of closing, the Company completed a private placement of 10,330,152 Units. The Company received USD 10,330,152 less costs and expenses for the sale of the units. Each Unit consisted of 1 share, ½ Series A warrant exercisable at USD 2 per share, and ½ Series B warrant exercisable at USD 4 per share.

The Company also has an obligation to issue 500,000 shares of its common stock over time to the former DWM stockholders for every 50 million barrels of P50 reserves net to the Company from exploration in Kyrgyzstan and Albania up to a maximum of 2.5 billion barrels of P50 oil reserves. At the Company’s option, this obligation may be extended to additional properties that are acquired through the actions of the former DWM stockholders.

After the completion of the Exchange Transaction, the Company adopted the business model of DWM and in conjunction with the Exchange Transaction sold its wholly-owned subsidiary, Masterlist to its sole employee for a nominal cash payment of USD 100 and 5 annual payments equal to 5% of the gross sales of Masterlist over the term for 5 years.

We are a development stage company. Our growth strategy is focused on petroleum exploration and development in selected Central Asian countries of the former Soviet Union and in the Balkan Region. In addition to our focus on these regions; we also take an opportunistic view on projects outside the above regions.

Our goal is to increase shareholder value through the successful acquisition and exploration of oil and gas resources. We believe that our path to success is built on the following strengths:

-	Excellent network in the CIS and Balkan countries,
-	increase of value through exploration of known structures,
-	exploration of new structures identified by previous geological research and
-	modern geological knowledge and new concepts implemented to existing seismic and well data base.

Our cash balance at the end of the second quarter ended June 30, 2007 stood at USD 8,537,485. The current funds will be utilized to finance the first phase of our work program in Albania amounting to a minimum outlay of USD 6,100,000 which has to be secured through a Bank Guarantee or similar instrument. This leaves us with cash on hand of USD 2,437,485. Our monthly burn rate is expected to be at USD 500,000. After deducting estimated start-up costs of USD 400,000 in Albania, we have working capital that will last for 4 months.

In order to implement our growth strategy through the further acquisition of new licenses in particular in Central Asia and the Balkan Region as well as to finance continuing operations, we will require further funds. These funds will be raised through equity financing which may result in further dilution in the equity ownership of our shares.

Subsequent Events

We completed a Private Placement in order to raise further funds to develop our growth strategy. The Private Placement Financing closed on July 31, 2007 and raised USD 3,687,992 (committed funds). Including this financing, we have sufficient working capital to fund operations for seven months.

Status of current and proposed Oil Exploration Projects

Kyrgyz Republic Oil Exploration Project:

In 2004 DWM Petroleum AG (DWM), 100% subsidiary of Manas, acquired a 90% interest in South Petroleum Company (SPC) which holds six exclusive exploration Licenses in the Feragana Basin; the other 10% interest is held by Kyrgyz NefteGaz (KNG). The licenses cover an area of approximately 3,153 km2. These exploration licenses are located adjacent to established oil and gas producing areas although the currently producing areas are specifically excluded from the exploration licenses. The licenses are valid for a period of two years from the date of award but can be extended for ten years provided that the Company is in compliance with the terms of the relevant agreement. When commercial discovery is made SPC will be granted exclusive rights to an exploitation licence, initially valid for a period of 20 years, with subsequent extensions depending on the degree of depletion.

The licenses lie in the Feragana Basin which is an intermontane basin the greater part of which lies mainly in the eastern part of Uzbekistan. There is a long history of petroleum production from the basin stretching back to the start of the last century and a large number of fields have been developed.

The table below summarizes the licence interests as of June 30, 2007.

Table 1: Summary of Licence Interests as of June 30, 2007

On October 4, 2006 DWM signed an agreement with Santos International Holdings PTY Ltd. (Santos) to farm-out 70% of their SPC interest for a cash contribution of USD 4 million, a two phase work program commitment of USD 54 million and a conditional earn-out of USD 1 million in Santos shares. On December 7, 2006 DWM entered into an Agreement with Kyrgyz NefteGaz to purchase 50% of their 10% interest in SPC for KGS 10,005,000 (USD 241,375). At title transfer, the Company paid KGS 2,005,000 (USD 48,372), on June 5, 2007 the Company paid the second tranche of KGS 4,000,000 (USD 105,000) and the last tranche of KGS 4,000,000 (USD 105,624) is due on December 7, 2007.

Since Santos acquired a majority interest in SPC on November 16, 2006, the following activities have been undertaken:

-
The project team in Adelaide, Ausralia has been primarily engaged in technical review work to define the prospects and leads in preparation for the seismic program to be initiated in the third quarter of 2007.

-
Consolidation of the seismic database has been undertaken with data acquired in Bishkek transferred to the database in Adelaide. Reprocessing of Soviet era seismic data and digitising of well logs has continued.

Protracted discussions have been undertaken to finalize the seismic contract agreement with Saratovneftegeofizica (SNG). The contract was signed on April 19, 2007 with SNG Saratov parent company with reassignment to the SNG Kyrgyzstan Branch office on July 13, 2007.
-	The office in Bishkek has been involved in general office administration and management, acquiring new staff and building relationships with industry and government.

The first half of 2007 expenditure commitments by Santos (includes Santos G&A, Bishkek office costs and in-country project management, and geologic and geophysical project costs) was USD 1,380,956 and since Santos acquired the 70% interest in SPC the cumulative amount is USD 1,575,798.

Tajikistan Oil Exploration Project:

On June 28, 2005, DWM formed CJSC Somon Oil Company (Somon Oil) in the Tajik Republic. Somon Oil is in the process of applying for licenses for oil exploration activity in the Soughd and Khatlon districts of the Republic of Tajikistan. On July 12, 2007 Somon Oil was awarded an exploration license by the Tajikistan government. The license contains a number of prospects and leads determined by Soviet seismic acquisition in the 1970s and 1980s. The license is located in the Fergana Basin, Central Asia, where the United States Geological Survey estimates 3 billion barrels of recoverable oil is contained in the area's under-thrust structures. The Manas Tajikistan license is located adjacent to the northern boundary of Manas’ Tuzluk, Kyrgyzstan license, which is currently part of the USD 54 million farm out with Santos as discussed above. Manas currently has a memorandum of understanding (“MOU”) with a major oil company regarding the farm-out of an interest in the entire Manas/Tajikistan license, and though no guarantee can be made regarding the outcome, discussions continue to advance regarding the details of a final binding agreement.

Adding the 3,153 km2 covered by the Manas’ Kyrgyz blocks to the 1,227 km2 covered by its recently awarded Tajik block and the Company's targeted under-thrust oil prospects and leads are contained within an area totalling 4,380 square kilometres. This translates to approximately 1 million acres in which the Company has amassed an interest in the Fergana Basin. Because it comprises the areas the Company considers to have the highest potential to contain large oil fields, the Company's planned acquisition program in the basin is largely complete. The negotiations to farm out the Tajik block are advanced and the seismic acquisition on the new Tajik block is expected to commence shortly.

Albanian Oil Exploration Project:

Manas, through its wholly owned subsidiary DWM, signed on July 31, 2007 two production sharing agreements (PSA) with the Albanian government in Tirana. The PSA's comprise blocks A, B, D and E, which cover approximately 3,100 km2 or approximately 766,000 acres. The televised signing took place at the Ministry of Economy, Trade and Energy. Mr. Genc Ruli the Minister of Economy, Trade and Energy and Manas Chairman Heinz J. Scholz signed the PSA's. Under Albanian law the council of ministers must ratify the agreement. This formality is expected to be completed by the third quarter with the commencement of the session of the Council of Ministers.

This is a major milestone for Manas and culminates almost two years of negotiations. A team of geologists and administration staff has been recruited and work is underway to refine the original Shell/Coparex structural model with the assistance of Professor Selami Meco (paleontology, University of Tirana), and Agim Mesonjsi an Albanian-based structural geologist.

According to studies done by the previous block holders, Shell and Coparex, the four blocks hold a large deep under-thrust structure with the potential to hold a total of more than 800 million barrels of oil equivalent (BOE) of light oil and natural gas. Numerous oil seeps have been located where the reservoir rock outcrops along a significant portion of the eastern side of the Manas' blocks. Work to date using the Shell/Coparex data set by Manas’ Albania exploration team has outlined a series of large prospects within the blocks.

Over 350 million barrels of oil have been produced from shallow oil fields which begin 100 km to the south of the Manas blocks. As mentioned previously, it is important to note that Shell and Coparex worked independently of one another in their initial discovery of the overall under-thrust structure and thus did not benefit from each other's seismic acquisition or understanding of the area's geology. Manas is combining the two companies' $25 million data set for the first time. By combining the two data sets Manas will further refine the Shell/Coparex models while greatly increasing the accuracy of the original Shell/Coparex estimates. Following Manas’ conclusion of this study an external independent engineering consultant will be employed to evaluate the results.

The tables below summarize the agreed on work program and financial commitment thereof.

G&G = Geological and geophysical expenditures

Table 2: Minimal Work Programme and Financial Commitment Blocks A&B (PSA1)

G&G = Geological and geophysical expenditures

Table 3: Minimal Work Programme and Financial Commitment Blocks D&E (PSA2)

After Phase 1 of the work programmes, DWM has the option either to carry on or relinquish the contract. The minimum contingency, for DWM amounts to USD 6,070,000; this includes G&G, seismic reprocessing and new seismic acquisition for the first phase of both PSAs.

Latin America Oil Exploration Project:

On May 1, 2007, Manas hired Mr. Ricardo Fuenzalida as exploration manager for Latin America. Ricardo Fuenzalida has over 43 years of experience in oil exploration, geophysics, regional geology, economic geology and engineering geology. Ricardo also has wide experience in working with government and private organizations in Chile, North Africa, West Africa and the Middle East. From 1991-2003, Mr. Fuenzalida worked for Sipetrol, the international branch of Emprsa Nacional del Petroleo (ENAP), as New Ventures Manager and Head of International Exploratory Projects. Before joining the Manas team Ricardo worked as an independent consultant & geological expert for the Chilean Department of Justice. Manas and its JV partner will jointly submit a competitive bid for the Otway and Tranquilo blocks in the 2007 Chilean bidding round. A formal announcement of awards by the Chilean authorities is expected in November 2007.

Item 3. Controls and Procedures.

(a) Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of June 30, 2007 the balance sheet date of this quarterly report and have concluded that our disclosure controls and procedures are effective.

(b) There have been no changes in our internal control over financial reporting, that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective July 31, 2007, the Company arranged a private placement of 825,227 units (the “Units”) at a purchase price of $4.50 per Unit, for total gross proceeds of up to $3,687,992. Each “Unit” consists of 1 share of Company common stock and 1 warrant coverage which is exercisable for one share of common stock at $5.50 per share for 2 years (Expiry date July 31, 2009). The Units were issued to non-U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Proceeds of the financing will be used for working capital. Commissions paid in connection with this offering totaled $155,759 and 33,289 warrants.

On April 10, 2007, the Company completed a private placement of 10,330,152 Units. Each “Unit” consists of 1 share of Company common stock, 50% warrant coverage in Series A warrants which grants the holder the right to acquire one share of common stock at $2 per share for 2 years, and 50% warrant coverage in Series B warrants which grants the holder the right to acquire one share of common stock at $4 per share for 3 years. For clarification purposes only, if an investor purchased $10,000 of Units, such investor would receive: (i) 10,000 shares of common stock; (ii) 5,000 Series A Warrants, granting the right to purchase 5,000 shares of common stock at $2.00 per share; and (iii) 5,000 Series B Warrants, granting the right to purchase 5,000 shares of common stock at $4.00 per share.

The following Exhibits were previously filed and are incorporated by reference into this Item 2 of Part II:
•	Exhibit 99.1 8-K announcing private placement filed on August 14, 2007
•	Exhibit 99.5 8-K announcing the acquisition of DWM by the Company filed on April 17, 2007

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

Exhibit 21: Subsidiaries
Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Chief Financial Officer
Exhibit 32.1 Certification of Chief Executive Officer
Exhibit 32.2 Certification of Chief Financial Officer

Exhibit 99.1 8-K announcing private placement filed on August 14, 2007*
Exhibit 99.2 8-K announcing change in fiscal year filed on August 9, 2007*
Exhibit 99.3 8-K announcing appointment of Delloitte A.G. filed on August 3, 2007*
Exhibit 99.4 8-K announcing appointment of Mr. Neil Maedel as member of the board of directors and Director Business Development filed on June 7, 2007*
Exhibit 99.5 8-K announcing the acquisition of DWM by the Company filed on April 17, 2007*

*Previously filed and incorporated by reference into this Item 6.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manas Petroleum Corporation

/s/ Alexander Becker
Name: Alexander Becker
Title: Chief Executive Officer
Date: August 17, 2007