Form 10QSB
period 2007-09-30
MANAS PETROLEUM CORP
filed 2007-11-14
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission file number 333-63432

Manas Petroleum Corporation
(Exact name of small business issuer as specified in its charter

Nevada	91-1918324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bahnhofstrasse 9
  6341 Baar, Switzerland
 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: +41 (44) 718 10 32
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X__ No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of outstanding common stock of Manas Petroleum Corporation (the “Company”), which is the only class of its common equity, on November 14, 2007, was 112,156,488.

Item 1. Financial Statements
Description	Page No.
FINANCIAL INFORMATION:
Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2007 (audited)	F- 1

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2007 and 2006, for the Nine Months Ended September 30, 2007 and 2006 and for the Period From Inception, May 25, 2004 (Unaudited)
F-2
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 and for the Period From Inception, May 25, 2004 (Unaudited)	F-3
Condensed Consolidated Statement of Shareholders’ Equity/(Deficit)	F-5
Notes to Consolidated Financial Statements (Unaudited)	F-6

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEET

	09.30.2007	12.31.2006
	USD	USD

ASSETS
Cash and cash equivalents	10,201,883	1,090,098
Other current assets	220,651	48,683

Total current assets	10,422,534	1,138,781

Tangible fixed assets	70,307	3,998

Total non-current assets	70,307	3,998

TOTAL ASSETS	10,492,841	1,142,779

LIABILITIES AND SHAREHOLDERS' EQUITY
Bank overdraft	39,328	19,003
Deferred consideration for interest in CJSC South Petroleum	109,560	193,003
Accounts payable	86,295	70,918
Accrued expenses	204,703	167,664

Total current liabilities	439,886	450,588

Liability in respect of investment in associate	253,743	253,743
Loan owed to a major shareholder	37,758	409,920

Total non-current liabilities	291,501	663,663

TOTAL LIABILITIES	731,387	1,114,251

Common stock (300,000,000 shares authorized, USD 0.001 par value, 112,156,488 and 80,000,000 shares, respectively, issued and outstanding)	112,156	80,000
Additional paid-in capital	19,883,970	1,466,071
Foreign currency translation reserve	53,576	53,464
Deficit accumulated during the development stage	(10,288,248)	(1,571,007)

Total shareholders' equity	9,761,454	28,528

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	10,492,841	1,142,779

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
					Period from
	For the three months ended		For the nine months ended		05.25.2004
					(Inception) to
	09.30.2007	09.30.2006	09.30.2007	09.30.2006	09.30.2007
	USD	USD	USD	USD	USD
OPERATING REVENUES

Other revenues	-	-	-	-	115,148

Total revenues	-	-	-	-	115,148

OPERATING EXPENSES

Personnel costs	(2,012,860)	(40,687)	(3,709,079)	(133,342)	(4,046,488)
Exploration costs	(105,651)	(17,803)	(151,552)	(95,767)	(310,024)
Depreciation	(4,210)	(3,973)	(8,018)	(11,045)	(39,017)
Consulting fees	(492,434)	(231,951)	(914,635)	(694,150)	(3,245,859)
Administrative costs	(714,948)	(251,476)	(4,104,720)	(690,077)	(6,220,571)
Total operating expenses	(3,330,103)	(545,890)	(8,888,004)	(1,624,381)	(13,861,959)

Gain from sale of investment	-	-	-	-	3,126,967
Loss from sale of investment	-	-	(900)	-	(900)
OPERATING LOSS	(3,330,103)	(545,890)	(8,888,904)	(1,624,381)	(10,620,744)

NON-OPERATING INCOME / (EXPENSE)

Exchange differences	8,825	16,809	(18,195)	43,184	(41,085)
Interest income	97,622	3,982	199,259	12,641	245,469
Interest expense	(3,950)	(2,474)	(8,725)	(7,872)	(76,677)

Loss before taxes and equity in net income of associate	(3,227,606)	(527,573)	(8,716,565)	(1,576,428)	(10,493,037)

Taxes	(352)	275	(676)	(79)	(1,524)
Equity in net income of associate		-	-	-	201,960
Minority interest in net income	-	-	-	-	(5,308)
Net loss	(3,227,958)	(527,298)	(8,717,241)	(1,576,507)	(10,297,909)

Weighted average number of outstanding shares	111,878,422	100,110,400	107,416,090	100,110,400	101,735,214
Basic and diluted loss per share	(0.0289)	(0.0053)	(0.0812)	(0.0157)	(0.1012)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the nine months ended		Period from
			05.25.2004
			(Inception) to
	09.30.2007	09.30.2006	09.30.2007
	USD	USD	USD

OPERATING ACTIVITIES

Net loss for the period	(8,717,241)	(1,576,507)	(10,297,909)

To reconcile net loss to net cash used
in operating activities

Gain from sale of investment	-	-	(3,126,967)
Loss from sale of investment	900	-	900
Equity in net income of associate	-	-	(201,960)
Depreciation	8,018	11,045	39,017
Exchange differences	18,195	(43,184)	41,085
Decrease / (increase) in receivables	(166,775)	54,470	(215,457)
(Decrease) / increase in accounts payables	(411,385)	(56,302)	(340,467)
(Decrease) / increase in accrued expenses	30,848	(36,464)	198,512
Stock-based compensation	5,578,623	-	5,578,623

Cash outflow from operating activities	(3,658,817)	(1,646,942)	(8,324,623)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(74,043)	-	(188,366)
Sale of tangible fixed assets and computer software	-	4,589	79,326
Proceeds from sale of investment	-	-	4,000,000
Acquisition of investment in associate	-	-	(67,747)

Cash inflow (outflow) from investing activities	(74,043)	4,589	3,823,213

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80,019
Issuance of units	13,208,055	-	13,208,055
Cash arising on recapitalization	6,510	-	6,510
Major shareholder loan repaid	(372,162)	-	(3,348,074)
Major shareholder loan raised	-	1,017,760	4,653,720
Related company loan raised / (repaid)	-	(179,210)	-
Increase in bank overdraft	20,325	-	39,328

Cash flows from financing activities	12,862,728	838,550	14,639,558

Net change in cash and cash equivalents	9,129,868	(803,803)	10,138,148

Cash and cash equivalents at the beginning of the period	1,090,098	1,551,938	-
Currency translation effect on cash and cash equivalents	(18,083)	(107,646)	63,735

Cash and cash equivalents at the end of the period	10,201,883	640,489	10,201,883

Supplemental schedule of non-cash investing and financing activities:
Warrants issued to pay placement commission expenses: USD 3,550,451

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre-hensive Income (Loss)	Total share-holders' equity / (deficit)	Compre-hensive Income (Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019	-
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)	(678,114)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)	(1,775,233)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052	-
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)	(88,153)
Net income for the year	-	-	-	1,023,957	-	1,023,957	1,023,957
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,571,007)	53,464	28,528	935,804

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,571,007)	53,464	28,528
Recapitalization transaction (Note 1)	20,110,400	20,110	(356,732)	-	-	(336,622)	-
Stock-based compensation	880,000	880	3,911,077	-	-	3,911,957	-
Private placement of Units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997	-
Currency translation adjustment	-	-	-	-	138	138	138
Net loss for the period	-	-	-	(5,489,284)	-	(5,489,284)	(5,489,284)
Balance June 30, 2007	111,320,552	111,320	14,696,083	(7,060,291)	53,602	7,800,714	(5,489,146)

Balance July 1, 2007	111,320,552	111,320	14,696,083	(7,060,291)	53,602	7,800,714
Stock-based compensation	-	-	1,666,666	-	-	1,666,666	-
Private placement of Units (Note 2)	10,709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825,227	825	3,521,232	-	-	3,522,057	-
Currency translation adjustment	-	-	-	-	(26)	(26)	(26)
Net loss for the period	-	-	-	(3,227,957)	-	(3,227,957)	(3,227,957)
Balance September 30, 2007	112,156,488	112,156	19,883,970	(10,288,248)	53,576	9,761,454	(3,227,983)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the period ended September 30, 2007

1.  CORPORATE INFORMATION

The consolidated financial statements of Manas Petroleum Corporation (the “Company”) and its subsidiaries (“the Group”) for the period ended September 30, 2007 were authorized for issue in accordance with a resolution of the directors on November 14, 2007. The Company considers itself as a development stage company since it has not realized any revenues from its planned operations. Accordingly, the Company presents its financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

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

The acquisition of DWM has been accounted for as a merger of a private operating company into a non-operating public shell. Consequently, the Company is the continuing legal registrant for regulatory purposes and DWM is treated as the continuing accounting acquirer for accounting and reporting purposes. The assets and liabilities of DWM remained at historic cost. Under US GAAP in transactions involving the merger of a private operating company into a non-operating public shell, the transaction is equivalent to the issuance of stock by DWM for the net monetary assets of the Company, accompanied by a recapitalization. The accounting is identical to a reverse acquisition, except that no goodwill or other intangibles are recorded.

Operating environment
(Kyrgyz Republic & Republic of Tajikistan)
In recent years the Kyrgyz Republic and the Republic of Tajikistan have undergone substantial political, economic and social change. As in any emerging market, the Kyrgyz Republic and the Republic of Tajikistan do not possess a well-developed business and regulatory infrastructure that would generally exist in more developed market economies. As a result, operations carried out in the Kyrgyz Republic and the Republic of Tajikistan involve significant risks that are not typically associated with those in developed markets. The accompanying financial statements of the Group do not include any adjustments that may result from the future clarification of these uncertainties. Such adjustments, if any, will be reported in the financial statements of the Group when they become known and estimable.

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

On April 10, 2007 the Company completed a private placement of 10,340,860 Units (including 10,709 shares issued in the current quarter for additional cost of the placement). The Company received USD 10,330,152 less costs and expenses for the sale of the units. Each Unit consisted of 1 share, ½ Series A warrant exercisable at USD 2 per share, and ½ Series B warrant exercisable at USD 4 per share.

On July 31, 2007 the Company completed a second private placement of 825,227 Units. The Company received USD 3,687,992 less costs and expenses for the sale of units. Each unit consisted of 1 share and 1 warrant exercisable at USD 5.50 per share.  Commissions paid in connection with this offering totaled $155,759 and 33,289 warrants.  Further details on the terms of the warrants are set out in Note 7.

The Group’s cash balance at the end of the third quarter ended September 30, 2007 amounts to USD 10,201,883. The current funds will be utilized to finance the first phase of our work program in Albania amounting to a minimum outlay of USD 6,100,000 which has to be secured through a Bank Guarantee or similar instrument, This leaves us with cash on hand of USD 4,101,883. Based on our expected monthly burn rate and the initial capex requirement in Albania, we have working capital that will last for six months.

In order to continue to fund operations after the next six months and implement the growth strategy through the further acquisition of new licenses in particular in Central Asia, Latin America and the Balkan Region as well as to finance continuing operations, the Group will require further funds. These funds will be raised through additional equity financing.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the period ended September 30, 2007

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
The accompanying financial data as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the annual financial statements of DWM filed as part of Form 8-K on June 7, 2007.
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Foreign currency translation

The consolidated financial statements of the Group are presented in US dollars (USD). The parent Company’s functional currency is the USD.

Generally, the local currency is used as the functional currency.  The Company’s Swiss subsidiary DWM Petroleum AG changed its functional currency from the Swiss Franc (CHF) into the USD as of January 1, 2007. The change in functional currency was triggered by the signing of an agreement with Santos. Subsequent to the signing of the agreement the majority of DWM’s transactions were denominated in USD. Transactions are recorded using the exchange rate at the time of the transaction. All resulting foreign exchange transaction gains and losses are recognized in the Group’s income statement.

Income, expenses and cash flows of the consolidated entities have been translated into USD using an average exchange rate of the period. Assets and liabilities are translated using the period end exchange rates. Translation differences arising from movements in the exchange rates used to translate equity, retained earnings and other equity components and net income for the period are allocated directly to the cumulative translation differences reserve.

Avergae Rates	January 1, 2007 to September 30, 2007	2006	2005
	TJS	CHF	CHF
USD	3.4355	1.2536	1.2458

Balance Sheet
Period End Rates	September 30, 2007	2006	2005
	TJS	CHF	CHF
USD	3.4445	1.2198	1.3179

TJS = Tajikistan Somoni

4. NEW ACCOUNTING STANDARDS NOT YET ADOPTED

FASB Statement No. 157, Fair Value Measurements (SFAS157) In September 2006, the FASB issued SFAS 157, which will become effective for the Group on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the Group from the adoption of SFAS 157 in 2008 will depend on the Group’s assets and liabilities at that time that are required to be measured at fair value.

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
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the period ended September 30, 2007

5. TANGIBLE FIXED ASSETS

2007	Office Equipment and Furniture	Vehicles	Leasehold Improvements	Total
	USD	USD	USD	USD
Cost at January 1	5,436	-	-	5,346
Recapiatlization Transaction (Note 1)	3,407	-	-	3,407
Additions	21,043	53,000	-	74,043
Cost at September 30	29,886	53,000	-	82,886
			-
Accumulated Depreciation at January 1	(1,438)	-	-	(1,438)
Recapiatlization Transaction (Note 1)	(3,123)	-	-	(3,123)
Depreciation	(2,018)	(6,000)	-	(8,018)
Accumulated Depreciation at September 30	(6,579)	(6,000)	-	(12,579)

Net Book Value	23,307	47,000	-	70,307

6. STOCK COMPENSATION PROGRAM

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

This plan constitutes a single “omnibus” plan, the Nonqualified Stock Option Plan (“NQSO Plan”) which provides grants of nonqualified stock options (“NQSOs”). The maximum number of shares of common stock that may be purchased under the plan is 14,000,000.

On May 2, 2007, the Company granted 8,750,000 stock options to employees and consultants at a price of USD 4.00 per share. The closing share price at grant date was USD 3.55, hence the strike price was out-of-the-money. These stock options vest over 36 months with 1/12 vested per quarter. Compensation cost, being the fair value of the options at the grant date, is calculated to be USD 14,880,995 of which USD 1,240,083 will be expensed every quarter as the remainder vest.

On June 1, 2007, the Company granted 1,500,000 stock options to an officer and director at a price of USD 4.90 per share. The strike price represents the closing share price on the grant date. These stock options vest over 36 months with 1/12 vested per quarter. Compensation cost, being the fair value of the options at the grant date, is calculated to be USD 3,933,584 of which USD 327,799 will be expensed every quarter as the remainder vest.

On June 25, 2007, the Company granted 400,000 stock options to an officer at a price of USD 5.50 per share. The strike price represents the closing share price on the grant date. These stock options vest over 36 months with 1/12 vested per quarter. Compensation cost, being the fair value of the options at the grant date, is calculated to be USD 1,185,412 of which USD 98,784 will be expensed every quarter as the remainder vest.

The fair value of all of the options was determined using the Black-Scholes option pricing model using a 6-year expected life of the option, a volatility factor of 50%, a risk-free rate of 5.0% and no assumed dividend rate.

At the end of September 30, 2007 Manas recorded a total charge of USD 2,611,424 in respect of the equity awards granted under the stock option plan. Of this charge, USD 2,398,371 and USD 213,053 were recorded in personnel costs and consulting fees respectively.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the period ended September 30, 2007

7. WARRANTS

As at September 30, 2007, the Company had a total of 12,933,989 warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 12,933,989 shares of common stock in the event that these warrants are exercised.

The warrants include 5,170,430 Series A Warrants exercisable at USD 2.00 per share and 5,170,430 Series B Warrants exercisable at USD 4.00 per share; of which all are exercisable at the option of the holder, have no redemption features, and are settled on a physical basis. The Series A Warrants are exercisable at any time following their issuance but will expire on April 10, 2009 to the extent they are not exercised. The Series B Warrants are exercisable at any time following their issuance but will expire on April 10, 2010 to the extent they are not exercised.

The Company has also issued 1,734,613 warrants exercisable at USD 2.00 each pursuant to the issuance of a private placement unit offering. These warrants expire on April 10, 2010.

The Company has also issued 825,227 warrants exercisable at USD 5.50 each pursuant to the issuance of a private placement unit offering. These warrants expire on July 31, 2009.

The Company has also issued 33,289 warrants exercisable at USD 4.50 each pursuant to the issuance of a private placement unit offering. These warrants expire on July 31, 2009.

8. RELATED PARTY DISCLOSURE

The management of Manas owns 57% of the issued shares.

CJSC South Petroleum Company summarized financial information:
The following summarized financial information (in USD thousand) as of September 30, 2007 and for the period from January 1, 2007 to September 30, 2007 is presented for CJSC South Petroleum Company which is a significant equity method investee that is not consolidated:

Current assets	101,202
Non-current assets	66,237
Current liabilities	4,300
Non-current liabilities	244,520
Gross revenues	0
Gross profit	0
Income from continuing operations	-153,209
Net income	-153,209

The following table provides the total amount of transactions, which have been entered into with related parties for the relevant financial period:

Board of Directors
	January 1, 2007 to September 30, 2007	January 1, 2006 to September 30, 2006
	USD	USD
Payments to a director for office rent	72,273	71,455
Payments to related companies controlled by directors for rendered consulting services	-	291,071

	September 30, 2007	September 30, 2006
	USD	USD
Loan from a director	37,758	6,001,639
Loan from a related company controlled by a director	-	76,947

The loans granted from related parties are perpetual loans with indefinite maturity and bear interest based on market conditions. Consulting services by related parties are performed for a fee.

The consulting contract with Talas Gold, controlled by the CEO Alex Becker, concerning geological data processing was terminated on August 31, 2007. The annual costs amounted to USD 254,000.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the period ended September 30, 2007

9. COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Kyrgyz Republic & Republic of Tajikistan)

In the ordinary course of business, the associate / subsidiaries in the Kyrgyz Republic & Republic of Tajikistan may be subject to legal actions and complaints. Management believes that the ultimate liability, if any, arising from such actions or complaints will not have a material adverse effect on the financial condition or the results of future operations of the associate / subsidiaries in the Kyrgyz Republic & Republic of Tajikistan. At September 30, 2007 there have been no legal actions threatened or actual against the associate / subsidiaries in the Kyrgyz Republic & Republic of Tajikistan.

Management believes that the associate / subsidiaries in the Kyrgyz Republic & Republic of Tajikistan are in substantial compliance with the tax laws affecting its operations. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

The Group has entered into operating leases as lessee for three cars for related parties. Expenses for this items totalled USD 17,910 for the period from January 1, 2007 to September 30, 2007 (USD 10,109 in 2006). Future net lease payments are:

	September 30, 2007	December 31, 2006
	USD	USD
Within 1 year	42,639	9,948
Between 2 and 5 years	91,437	4,972
After 5 years	0	0
Total future commitments	134,076	14,920

10. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

The majority of the increase in the personnel costs has been due to the costs for the stock based compensation plan.

Currently the company is in the process of setting up employee benefit plans.

11. EARNINGS PER SHARE

Earnings per share is calculated as net loss for the period ended September 30, 2007 divided by 111,878,422 weighted average number of outstanding shares and for the period ended September 30, 2006 divided by 100,110,400 weighted average number of outstanding shares.

The calculation of shares outstanding in the prior periods has been calculated by converting DWM’s historic shares outstanding into equivalent Manas shares outstanding based upon the exchange ratio established under the exchange agreement. Furthermore, the Manas shares outstanding at the exchange date have been treated as being outstanding for all periods presented.

There are 10,650,000 stock options outstanding and 12,933,989 warrants outstanding that are anti-dilutive because the Company is in a net loss position.

Item 2.                      Management’s Discussion and Analysis or Results of Operation

It should be noted that this Periodic Report on Form 10-QSB may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The following discussion and analysis should be read in conjunction with the unaudited consolidated Financial Statements and Notes thereto included in this Form 10-QSB. The discussion contains forward looking statements that involve risk and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

The following discussion and analysis should be read in conjunction with information set forth in the financial statements and notes thereto included elsewhere in this Form 10-QSB. Our consolidated financial statements are stated in United States Dollars (USD) and are prepared in accordance with United States Generally Accepted Accounting Principles.

OVERVIEW

Prior to the acquisition of DWM Petroleum AG, the Company’s main goal was to generate revenue by generating lists of opt-in leads to be sold both on a wholesale and retail basis to buyers of the leads. However, the Company’s management was concerned about the viability of this business model and decided to seek other business alternatives. Thus, on November 24, 2006, the Company entered into a definitive share exchange agreement (the “Agreement”) with DWM Petroleum AG (“DWM”), a Swiss corporation and its stockholders. The Agreement called for the Company to increase its authorized share capital from 25,000,000 common shares with a par value of USD 0.001 to 200,000,000 (subsequently increased to 300,000,000) common shares with a par value of USD 0.001 prior to closing and to effect a 2:1 forward stock split.

On April 10, 2007, the Company completed the Exchange Transaction whereby it acquired DWM pursuant to an exchange agreement signed in November 2006 whereby DWM shareholders received 80,000,000 shares of the Company’s common stock, which is equal to 72.9% of Company’s outstanding common shares in exchange for 100% of the shares of DWM (the “Exchange Transaction”). On April 10, 2007, as a condition of closing, the Company completed a private placement of 10,340,860 Units. The Company received USD 10,330,152 less costs and expenses for the sale of the units. Each Unit consisted of 1 share, ½ Series A warrant exercisable at USD 2 per share, and ½ Series B warrant exercisable at USD 4 per share.
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

On July 31, 2007, the company completed a second private placement of 825,227 Units. The company received USD 3,687,992 for the sale of the units. Each Unit consisted of 1 share and 1 warrant exercisable at USD 5.50 per share. Commissions paid in connection with this offering totaled $155,759 and 33,289 warrants (exercisable at USD 4.50 per share).

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

Our goal is to increase shareholder value through the successful acquisition and exploration of oil and gas resources. We believe that our path to success is built on the following strengths:

-	excellent network in the CIS and Balkan countries,
-	increase of value through exploration of known structures,
-	exploration of new structures identified by previous geological research, and
-	modern geological knowledge and new concepts implemented to existing seismic and well data base.

Our cash balance at the end of the third quarter ended September 30, 2007 stood at USD 10,201,883. The current funds will be utilized to finance the first phase of our work program in Albania amounting to a minimum outlay of USD 6,100,000 which has to be secured through a Bank Guarantee or similar instrument. This leaves us with cash on hand of USD 4,101,883. Our monthly burn rate is expected to be at USD 680,000. After deducting estimated current one off costs in Albania of about USD 200,000, we have working capital that will last for 6 months.

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

Status of current and proposed Oil Exploration Projects

Kyrgyz Republic Oil Exploration Project:

In 2004, DWM, a 100% subsidiary of Manas, acquired a 90% interest in South Petroleum Company (SPC) which holds six exclusive exploration Licenses in the Feragana Basin; the other 10% interest is held by Kyrgyz NefteGaz (KNG). The licenses cover an area of approximately 3,153 km2. These exploration licenses are located adjacent to established oil and gas producing areas although the currently producing areas are specifically excluded from the exploration licenses. The licenses are valid for a period of two years from the date of award but can be extended for ten years provided that the Company is in compliance with the terms of the relevant agreement. If a commercial discovery is made SPC will be granted exclusive rights to an exploitation license, initially valid for a period of 20 years, with subsequent extensions depending on the degree of depletion.

The licenses lie in the Feragana Basin which is an intermontane basin the greater part of which lies mainly in the eastern part of Uzbekistan. There is a long history of petroleum production from the basin stretching back to the start of the last century and a large number of fields have been developed.

The table below summarizes the license interests as of September 30, 2007.

Blocks	Entitlement Interest (%)	Area (KM2)	Date of Award	Expiry	Renewal Date	Expiry
Nanay	25	999	July 9, 2004	July 9, 2006	June 14, 2006	December 31, 2008
Naushkent	25		July 9, 2004	July 9, 2006	June 14, 2006	December 31, 2008
Soh	25		April 29, 2004	April 29, 2006	April 29, 2006	April 29, 2010
Tuzluk	25		April 29, 2004	April 29, 2006	April 29, 2006	April 29, 2010
W Soh	25		April 29, 2004	April 29, 2006	April 29, 2006	April 29, 2010

Table 1: Summary of License Interests as of September 30, 2007

On August 23, 2007, the Arkyt license was relinquished because of its lack of geological potential.

On October 4, 2006, DWM signed an agreement with Santos International Holdings PTY Ltd. (Santos) to farm-out 70% of their SPC interest for a cash contribution of USD 4 million, a two phase work program commitment of USD 54 million and a conditional earn-out of USD 1 million in Santos shares. On December 7, 2006 DWM entered into an Agreement with KNG to purchase 50% of their 10% interest in SPC for KGS 10,005,000 (USD 241,375). At title transfer, the Company paid KGS 2,005,000 (USD 48,372), on June 5, 2007, the Company paid the second tranche of KGS 4,000,000 (USD 105,000) and the last tranche of KGS 4,000,000 (USD 105,624) is due on December 7, 2007.

Since Santos acquired a majority interest in SPC on November 16, 2006, the following activities have been undertaken:

-
The project team in Adelaide, Australia has been primarily engaged in technical review work to define the prospects and leads in preparation for the seismic program was initiated in the third quarter of 2007.

-
Consolidation of the seismic database has been undertaken with data acquired in Bishkek transferred to the database in Adelaide. Reprocessing of Soviet era seismic data and digitizing of well logs has continued.

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

During the third quarter ended September 30, 2007 the following activities have been undertaken:

Adelaide Office Activities:

Geographical and Geophysical (“G&G”) project work along with Database and Seismic reprocessing activity has progressed through the third quarter of 2007. The following summarizes this work to date.
Database
•	On-going database assembly with:

o	digitization of well wire line log data
o	rectification of maps
o	integration of the topographic map data into digital form
o	well locations into Santos mapping package (dbmap)
o	collation of incremental oil and gas field information
o	capture of relevant information from Soviet reports
o	wire line log and seismic data loaded into geoframe master interpretation project
o	formation tops data assembled and ready to be bulk loaded into dbmap mapping package

Seismic Reprocessing, Scanning & Acquisition
•	Seismic reprocessing project is complete. Total of 447 km reprocessed data was loaded to workstation.
•	Scanning seismic project by SNG is completed. Total of 699km scanned data was loaded to workstation.
•	Geophysical interpretation of digital seismic is proceeding.
•	Visits to offices of Saratovneftegeofizika in Saratov, Russia for quality control of and input to seismic reprocessing.
•	A layout for the new acquisition was prepared and submitted to Saratovneftegeofizica.
•
All original hardcopy seismic is currently being scanned in Australia by contractor New Wave to provide a further dataset, which is being utilized as a final quality check against the reprocessed and SNG scanning.

•	Saratovneftegeofizika and Kyrgyzgeofizika have been mobilized to the Tuzluk area for the commencement of the Tuzluk-Sulukta 2D acquisition program. Parameter testing commence on Monday, 1st October.
•
Legal and commercial and technical support is being provided to advance the facilitation of seismic acquisition across the border into Tajikistan in the Tuzluk area (long offset data acquisition required for suitable imaging of sub-thrust structural leads).

Seismic Interpretation & Mapping
•	Seismic interpretation and preliminary mapping in each of the Tuzluk, Soh, West Soh, Nuashkent and Nanai permits in progress.
•	Mapping has been incorporated into plans for proposed new seismic acquisition, with minor adjustments being made to the location of lines in the 2D acquisition grid.

Geological and Geophysical Work
•	Field work was conducted during 2007 with the following objectives:
o	Sampling of prime candidate Palaeogene source rocks in Batken region,
o	Surface geology reviewed along seismic lines to aid subsurface structural interpretation and lead generation preliminary to new seismic acquisition in Tuzluk,
o	Report of field activities completed, and
o	Geochemical Analysis / Oil to Source Correlation of newly acquired Palaeogene source samples undertaken.
•	Planning in progress to conduct field work in the Tuzluk area.
•	Field GPS quality control of well head locations (ongoing).
•	Petrography and geochemical analysis of rock samples initiated.
•	Revision of seismic and structural model interpretations based on field observations of surface geology.
•	Integration of well velocity data and wireline log data into seismic interpretation project.
•	Internal review of prospects and leads, updated risks and reserves in prospect database.
•	Geological well to well correlations (ongoing).
•	Acquisition of SPOT imagery data completed.
•	Reservoir summary maps based on fields data.
•	Field and well summaries in and adjacent to the southern permit areas are on-going.
•	Technical evaluation (cross-sections and mapping) and support for the relinquishment of the Arkyt permit has been conducted through the quarter.
•
Multiple core samples from the Palaeozoic, Palaeogene and Neogene were taken from selected well locations for maturation studies (conducted by Alan Cook at Keiraville Konsultants in Australia) and visual kerogen assessments (Santos in-house evaluation). This work is being utilized to constrain thermal and burial history modeling being conducted along the southern flank of the basin.

•	Regional Basin modeling - regional migration studies are ongoing.
•	A number of prospects and lead areas have been re-defined and a number of preliminary prospect evaluation updates have been made.

Bishkek Office Activities :

The following is a summary of the Bishkek Office activities
•	General license administration and reporting continued during the quarter.
•	Digitizing of electric logs and maps continued during the period.
•	Assisted in finalization of the seismic and seismic supervision contracts.
•	Undertook a review of available drilling equipment and contractors in the Kyrgyzstan area and supported preliminary investigations into national requirements for a drilling operation.
•	Facilitated the mobilization of the SNG seismic crew to Kyrgyzstan.
•	Field geology work program in the Tuzluk/Soh/Nanai/Arkit area during August/September 2006 has been incorporated into geological studies being carried out in the Adelaide Office
•	Planning for field work in the Tuzluk/Soh/Nanai/Arkit area.
•	Continued to build in-country relationships with industry and government

Tajikistan Oil Exploration Project:

On June 28, 2005, DWM formed CJSC Somon Oil Company (Somon Oil) in the Tajik Republic. Somon Oil is in the process of applying for licenses for oil exploration activity in the Soughd and Khatlon districts of the Republic of Tajikistan. On July 12, 2007, Somon Oil was awarded an exploration license by the Tajikistan government. The license contains a number of prospects and leads determined by Soviet seismic acquisition in the 1970s and 1980s. The license is located in the Fergana Basin, Central Asia, where the United States Geological Survey estimates 3 billion barrels of recoverable oil is contained in the area's under-thrust structures. The Manas Tajikistan license is located adjacent to the northern boundary of Manas’ Tuzluk, Kyrgyzstan license, which is currently part of the USD 54 million farm out with Santos as discussed above. Manas currently has a memorandum of understanding (“MOU”) with a major oil company regarding the farm-out of an interest in the entire Manas/Tajikistan license, and though no guarantee can be made regarding the outcome, discussions continue to advance regarding the details of a final binding agreement.

Adding the 3,153 km2 covered by the Manas’ Kyrgyz blocks to the 1,227 km2 covered by its recently awarded Tajik block and the Company's targeted under-thrust oil prospects and leads are contained within an area totaling 4,380 square kilometers. This translates to approximately 1 million acres in which the Company has amassed an interest in the Fergana Basin. Because it comprises the areas the Company considers to have the highest potential to contain large oil fields, the Company's planned acquisition program in the basin is largely complete. The negotiations to farm out the Tajik block are advanced and the seismic acquisition on the new Tajik block is expected to commence shortly.

The main activities undertaken during the third quarter ended September 30, 2007 were:

 The preparation of the application documents, negotiations with the relevant authorities and continued field work.

Albanian Oil Exploration Project:

Manas, through its wholly owned subsidiary DWM, signed on July 31, 2007 two production sharing agreements (“PSA’s”) with the Albanian government in Tirana. The PSA's comprise blocks A, B, D and E, which cover approximately 3,100 km2 or approximately 766,000 acres. The televised signing took place at the Ministry of Economy, Trade and Energy. Mr. Genc Ruli the Minister of Economy, Trade and Energy and Manas Chairman Heinz J. Scholz signed the PSA's. Under Albanian law the council of ministers must ratify the PSA’s. This formality is expected to be completed in the fourth quarter.

This is a major milestone for Manas and culminates almost two years of negotiations. A team of geologists and administration staff has been recruited and work is underway to refine the original Shell/Coparex structural model with the assistance of Professor Selami Meco (paleontology, University of Tirana), and Agim Mesonjsi an Albanian-based structural geologist.

According to studies done by the previous block holders, Shell and Coparex, the four blocks hold a large deep under-thrust structure with the potential to hold a total of more than 800 million barrels of oil equivalent (“BOE”) of light oil and natural gas. Numerous oil seeps have been located where the reservoir rock outcrops along a significant portion of the eastern side of the Manas' blocks. Work to date using the Shell/Coparex data set by Manas’ Albania exploration team has outlined a series of large prospects within the blocks.

Over 350 million barrels of oil have been produced from shallow oil fields which begin 100 km to the south of the Manas blocks. As mentioned previously, it is important to note that Shell and Coparex worked independently of one another in their initial discovery of the overall under-thrust structure and thus did not benefit from each other's seismic acquisition or understanding of the area's geology. Manas is combining the two companies' USD25 million data set for the first time. By combining the two data sets Manas will further refine the Shell/Coparex models while greatly increasing the accuracy of the original Shell/Coparex estimates. Following Manas’ conclusion of this study an external independent engineering consultant will be employed to evaluate the results.

The tables below summarize the agreed on work program and financial commitment thereof.

Block D & E: Minimum Work and Financial Program for the Exploration Period

First Phase

Duration	3 Years

Work Program	Minimum Expenditure

1. Geological and Geophysical	$400,000

2. Seismic Reprocessing (200 km)	$150,000

3. Seismic Acquisition (300 km (2D))	$2,500,000
or
3. 1 Exploration Well (3000 m)	$6,000,000

Total Commitment	$3,050,000/$6,550,000

Second Phase

Duration	2 Years (extension option of one year)

Work Program	Minimum Expenditure

1. Geological and Geophysical	$300,000

2. 1 Exploration Well (3000 m)	$6,000,000

Total Commitment	$6,300,000

Third Phase

Duration	2 Years (if extension option exercised in Second Phase, reduced by length of extension)

Work Program	Minimum Expenditure

1. Geological and Geophysical	$300,000

2. 1 Exploration Well (3000 m)	$6,000,000

Total Commitment	$6,300,000

Total Phase 1 – 3 Commitment	$15,650,000

Table 2: Minimal Work Program and Financial Commitment Blocks A&B (PSA1)

Block D & E: Minimum Work and Financial Program for the Exploration Period

First Phase

Duration	3 Years

Work Program	Minimum Expenditure

1. Geological and Geophysical	$400,000

2. Seismic Reprocessing (200 km)	$150,000

3. Seismic Acquisition (300 km (2D))	$2,500,000
or
3. 1 Exploration Well (3000 m)	$6,000,000

Total Commitment	$3,050,000/$6,550,000

Second Phase

Duration	2 Years (extension option of one year)

Work Program	Minimum Expenditure

1. Geological and Geophysical	$300,000

2. 1 Exploration Well (3000 m)	$6,000,000

Total Commitment	$6,300,000

Third Phase

Duration	2 Years (if extension option exercised in Second Phase, reduced by length of extension)

Work Program	Minimum Expenditure

1. Geological and Geophysical	$300,000

2. 1 Exploration Well (3000 m)	$6,000,000

Total Commitment	$6,300,000

Total Phase 1 – 3 Commitment	$15,650,000

Table 3: Minimal Work Program and Financial Commitment Blocks D&E (PSA2)

After Phase 1 of the work programs, DWM has the option either to carry on or relinquish the contract. The minimum contingency, for DWM amounts to USD 6,070,000; this includes G&G, seismic reprocessing and new seismic acquisition for the first phase of both PSA’s.

The main activities undertaken during the third quarter ended September 30, 2007 were as follows:

-
Setup of DWM offices in Albania. This included renting, refurbishing and furnishing office space for 12 people in Tirana, hiring three geologists, one accountant and one representative in charge of all issues to do with the Albanian authority.

-	Geological work commenced which included
o	Identification of detailed areas of interest for geological seismic work
o	Definition of seismic lines
o	Identification of geological material, in electronic and hardcopy format, from previous exploration programs, received from different Albanian archives
o	Reprocessing and analysis of geological exploration material,
o	Negotiation and planning of geological consultancy work by a third party
o	Workshop presentation of the Albanian project to a third party consultant and mandate for a volumetric report on the identified structures
-	Setup of management processes and planning included
o	Creation of a 3-year Master plan for geological work to be performed
o	Clarification of Milestones
o	Definition of roles and responsibilities within the Albanian team and reporting lines to the Head office
o	Setup of finance reporting structure

Latin America Oil Exploration Project:

On May 1, 2007, Manas hired Mr. Ricardo Fuenzalida as exploration manager for Latin America. Ricardo Fuenzalida has over 43 years of experience in oil exploration, geophysics, regional geology, economic geology and engineering geology. Ricardo also has wide experience in working with government and private organizations in Chile, North Africa, West Africa and the Middle East. From 1991-2003, Mr. Fuenzalida worked for Sipetrol, the international branch of Empresa Nacional del Petroleo (ENAP), as New Ventures Manager and Head of International Exploratory Projects. Before joining the Manas team Ricardo worked as an independent consultant & geological expert for the Chilean Department of Justice. Manas and its JV partner will jointly submit a competitive bid for the Otway and Tranquilo blocks in the 2007 Chilean bidding round. A formal announcement of awards by the Chilean authorities is expected in November 2007.

The undertaken activities in the third quarter ended September 30, 2007 were:

-	Commencement of the study group regarding the documentation needed to submit a bid for the Otoway and Tranquilo blocks. This included mainly geological studies.
-	Mandating Mr. Ernesto Correa on all legal matters in the bidding process. Mr. Correa has strong legal background in the oil industry
-	Negotiating with various partners concerning operatorship in the project

Mongolia Oil Exploration Project:

In September 2007, we entered into a Memorandum of Understanding with Shunkhali Energy, a Mongolian company, under which we have the right to purchase a 90% interest in Shunkhali Energy.  Shunkhali Energy won a bidding round for petroleum exploration in Mongolia for Block XXIII.  This Memorandum of Understanding is not binding and depends on the occurrence of certain events.  As a result, we may not be able to obtain or may decide not to obtain this 90% interest in Shunkhali Energy.

Item 3. Controls and Procedures.

(a) Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of September 30, 2007, the balance sheet date of this quarterly report, and have concluded that our disclosure controls and procedures are effective.

(b) There have been no changes in our internal control over financial reporting, that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective July 31, 2007, the Company arranged a private placement of 825,227 units (the “Units”) at a purchase price of $4.50 per Unit, for total gross proceeds of $3,687,992. Each “Unit” consists of 1 share of Company common stock and 1 warrant coverage which is exercisable for one share of common stock at $5.50 per share for 2 years (Expiry date July 31, 2009). The Units were issued to non-U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Proceeds of the financing will be used for working capital. Commissions paid in connection with this offering totaled $155,759 and 33,289 warrants.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1 Certification of President and Principal Financial Officer
Exhibit 31.2 Certification of Chief Financial Officer
Exhibit 32.1 Certification of Chief Executive Officer
Exhibit 32.2 Certification of Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manas Petroleum Corporation

/s/ Alexander Becker
Name: Alexander Becker
Title: Chief Executive Officer
Date:  November 14, 2007