Form 10QSB/A
period 2007-09-30
MANAS PETROLEUM CORP
filed 2008-02-26
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB/A

(First Amendment)

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

Comment on Restatement of Form 10-QSB for the Quarter Ended September 30, 2007

On February 11, 2008, Manas Petroleum Corporation determined that its previously issued consolidated income statement for the year ended December 31, 2006 and consolidated balance sheet as of December 31, 2006 should be restated in relation to the accounting for the forgiveness and elimination of debt arising from a sale of a portion of our ownership in CJSC South Petroleum Company (“South Petroleum”).

We are a development stage company, whose growth strategy is focused on petroleum exploration and development in selected countries, including Kyrgyzstan.  Our oil and gas exploration project in Kyrgyzstan is carried out by South Petroleum.  South Petroleum was incorporated as a Kyrgyz company on April 7, 2004, and at that time, DWM Petroleum AG (“DWM”), our wholly-owned subsidiary, had a 90% ownership in South Petroleum and the Kyrgyz government owned the other 10%.

On October 4, 2006, we agreed to sell a 70% interest in South Petroleum to Santos International Holdings PTY Limited (“Santos”), a wholly-owned subsidiary of Santos Limited, one of Australia’s largest onshore gas producers. We sold the 70% interest in South Petroleum in exchange for an upfront cash payment of $4 million, our agreement to write off $905,939 in debt owed to us from South Petroleum and the agreement of Santos to fund and carry out petroleum exploration and appraisal activities.

We reflected the forgiveness and elimination of the debt owed to us from South Petroleum as occurring after the sale of the 70% interest in South Petroleum to Santos in the financial statements of South Petroleum and DWM.  According to the agreement under which the sale was made, the forgiveness and elimination of the debt should have occurred prior to the sale of the 70% interest in South Petroleum.  If the forgiveness and elimination of the debt had been recorded properly prior to the sale of the 70% interest instead of after the sale, the gain and liability on South Petroleum’s books would have been eliminated in consolidation and the gain on DWM’s books would have been increased.  As a result, we restated the financial statements as of and for the year ended December 31, 2006.

Item 1. Financial Statements

Description	Page No.
FINANCIAL INFORMATION:
Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2007 (audited)	F-1

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2007 and 2006, for the Nine Months Ended September 30, 2007 and 2006 and for the Period From Inception, May 25, 2004 (Unaudited)............…………………..............................……………........
F-2
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 and for the Period From Inception, May 25, 2004 (Unaudited)	F-3
Condensed Consolidated Statement of Shareholders’ Equity/(Deficit)................................................	F-4
Notes to Consolidated Financial Statements (Unaudited)	F-5

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEET

	09.30.2007	12.31.2006
	USD	USD
	(As restated, see Note 12)	(As restated, see Note 12)
ASSETS
Cash and cash equivalents	10,201,883	1,090,098
Other current assets	220,651	48,683

Total current assets	10,422,534	1,138,781

Tangible fixed assets	70,307	3,998
Investment in associate	200,002	238,304

Total non-current assets	270,309	242,302

TOTAL ASSETS	10,692,843	1,381,083

LIABILITIES AND SHAREHOLDERS' EQUITY
Bank overdraft	39,328	19,003
Deferred consideration for interest in CJSC South Petroleum	109,560	193,003
Accounts payable	86,295	70,918
Accrued expenses	204,703	167,664

Total current liabilities	439,886	450,588

Loan owed to a major shareholder	37,758	409,920

Total non-current liabilities	37,758	409,920

TOTAL LIABILITIES	477,644	860,508

Common stock (300,000,000 shares authorized, USD 0.001 par value, 112,156,488 and 80,000,000 shares, respectively, issued and outstanding)	112,156	80,000
Additional paid-in capital	19,883,970	1,466,071
Foreign currency translation reserve	53,576	53,464
Deficit accumulated during the development stage	(9,834,503)	(1,078,960)

Total shareholders' equity	10,215,199	520,575

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	10,692,843	1,381,083

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
					Period from
	For the three months ended		For the nine months ended		05.25.2004
					(Inception) to
	09.30.2007	09.30.2006	09.30.2007	09.30.2006	09.30.2007
	USD (As restated, see Note 12)	USD	USD (As restated, see Note 12)	USD	USD (As restated, see Note 12)
OPERATING REVENUES

Other revenues	-	-	-	-	115,148

Total revenues	-	-	-	-	115,148

OPERATING EXPENSES

Personnel costs	(2,012,860)	(40,687)	(3,709,079)	(133,342)	(4,046,488)
Exploration costs	(105,651)	(17,803)	(151,552)	(95,767)	(310,024)
Depreciation	(4,210)	(3,973)	(8,018)	(11,045)	(39,017)
Consulting fees	(492,434)	(231,951)	(914,635)	(694,150)	(3,245,859)
Administrative costs	(714,948)	(251,476)	(4,104,720)	(690,077)	(6,220,571)
Total operating expenses	(3,330,103)	(545,890)	(8,888,004)	(1,624,381)	(13,861,959)

Gain from sale of investment	-	-	-	-	3,864,197
Loss from sale of investment	-	-	(900)	-	(900)
OPERATING LOSS	(3,330,103)	(545,890)	(8,888,904)	(1,624,381)	(9,883,514)

NON-OPERATING INCOME / (EXPENSE)

Exchange differences	8,825	16,809	(18,195)	43,184	(41,085)
Interest income	97,622	3,982	199,259	12,641	245,469
Interest expense	(3,950)	(2,474)	(8,725)	(7,872)	(76,677)

Loss before taxes and equity in net income of associate	(3,227,606)	(527,573)	(8,716,565)	(1,576,428)	(9,755,807)

Taxes	(352)	275	(676)	(79)	(1,524)
Equity in net income of associate	(18,169)	-	(38,302)	-	(62,825)
Minority interest in net income	-	-	-	-	(18,700)
Net loss	(3,246,127)	(527,298)	(8,755,543)	(1,576,507)	(9,838,856)

Weighted average number of outstanding shares	111,878,422	100,110,400	107,416,090	100,110,400	101,735,214
Basic and diluted loss per share	(0.03)	(0.01)	(0.08)	(0.02)	(0.10)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT
	For the nine months ended		Period from
			05.25.2004
			(Inception) to
	09.30.2007	09.30.2006	09.30.2007
	USD (As restated, see Note 12)	USD	USD (As restated, see Note 12)
OPERATING ACTIVITIES

Net loss for the period	(8,755,543)	(1,576,507)	(9,838,856)

To reconcile net loss to net cash used in operating activities

Minority interest in net income	-	-	18,700
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	900	-	900
Equity in net income of associate	38,302	-	62,825
Depreciation	8,018	11,045	39,017
Exchange differences	18,195	(43,184)	41,085
Decrease / (increase) in receivables	(166,775)	54,470	(215,457)
(Decrease) / increase in accounts payables	(411,385)	(56,302)	(340,467)
(Decrease) / increase in accrued expenses	30,848	(36,464)	193,204
Stock-based compensation	5,578,623	-	5,578,623

Cash outflow from operating activities	(3,658,817)	(1,646,942)	(8,324,623)
INVESTING ACTIVITIES
Purchase of tangible fixed assets and computer software	(74,043)	-	(188,366)
Sale of tangible fixed assets and computer software	-	4,589	79,326
Proceeds from sale of investment	-	-	4,000,000
Acquisition of investment in associate	-	-	(67,747)

Cash inflow (outflow) from investing activities	(74,043)	4,589	3,823,213
FINANCING ACTIVITIES
Contribution share capital founders	-	-	80,019
Issuance of units	13,208,055	-	13,208,055
Cash arising on recapitalization	6,510	-	6,510
Major shareholder loan repaid	(372,162)	-	(3,348,074)
Major shareholder loan raised	-	1,017,760	4,653,720
Related company loan raised / (repaid)	-	(179,210)	-
Increase in bank overdraft	20,325	-	39,328

Cash flows from financing activities	12,862,728	838,550	14,639,558

Net change in cash and cash equivalents	9,129,868	(803,803)	10,138,148

Cash and cash equivalents at the beginning of the period	1,090,098	1,551,938	-
Currency translation effect on cash and cash equivalents	(18,083)	(107,646)	63,735

Cash and cash equivalents at the end of the period	10,201,883	640,489	10,201,883
Supplemental schedule of non-cash investing and financing activities:
Warrants issued to pay placement commission expenses:  USD 2,689,910

(for the nine months ended 09.30.2007)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid-in capital	Deficit accumulated during the development stage (As restated, see Note 12)	Accumulated Other Compre-hensive Income (Loss) (As restated, see Note 12)	Total share-holders' equity / (deficit)	Compre-hensive Income (Loss) (As restated, see Note 12)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019	-
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)	(678,114)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)	(1,775,233)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052	-
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575	1,427,851

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction (Note 1)	20,110,400	20,110	(356,732)	-	-	(336,622)	-
Stock-based compensation	880,000	880	3,911,077	-	-	3,911,957	-
Private placement of Units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997	-
Currency translation adjustment	-	-	-	-	138	138	138
Net loss for the period	-	-	-	(5,509,416)	-	(5,509,416)	(5,509,416)
Balance June 30, 2007	111,320,552	111,320	14,696,083	(6,588,376)	53,602	8,272,629	(5,509,278)

Balance July 1, 2007	111,320,552	111,320	14,696,083	(6,588,376)	53,602	8,272,629
Stock-based compensation	-	-	1,666,666	-	-	1,666,666	-
Private placement of Units (Note 2)	10,709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825,227	825	3,521,232	-	-	3,522,057	-
Currency translation adjustment	-	-	-	-	(26)	(26)	(26)
Net loss for the period	-	-	-	(3,246,127)	-	(3,246,127)	(3,246,127)
Balance September 30, 2007	112,156,488	112,156	19,883,970	(9,834,503)	53,576	10,215,199	(3,246,153)

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

Average Rates	January 1, 2007 to September 30, 2007	2006	2005
	TJS	CHF	CHF
USD	3.4355	1.2536	1.2458

Balance Sheet
Period End Rates	September 30, 2007	2006	2005
	TJS	CHF	CHF
USD	3.4445	1.2198	1.3179
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

5. TANGIBLE FIXED ASSETS

2007	Office Equipment and Furniture	Vehicles	Leasehold Improvements	Total
	USD	USD	USD	USD
Cost at January 1	5,436	-	-	5,346
Recapitalization Transaction (Note 1)	3,407	-	-	3,407
Additions	21,043	53,000	-	74,043
Cost at September 30	29,886	53,000	-	82,886
			-
Accumulated Depreciation at January 1	(1,438)	-	-	(1,438)
Recapitalization Transaction (Note 1)	(3,123)	-	-	(3,123)
Depreciation	(2,018)	(6,000)	-	(8,018)
Accumulated Depreciation at September 30	(6,579)	(6,000)	-	(12,579)

Net Book Value	23,307	47,000	-	70,307

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

12. RESTATEMENT

Subsequent to the issuance of the Company’s financial statements for the quarter ended September 30, 2007, the Company’s management determined that recording of the debt forgiveness by DWM of its loan to CJSC South Petroleum Corp. and the impact on the gain determination was not correctly recorded.  As a result, the financial statements have been restated from the amounts previously reported to reflect the forgiveness of the debt prior to the completion of the disposal.

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

Albanian Oil Exploration Project:

Manas, through its wholly owned subsidiary DWM, signed on July 31, 2007 two production sharing contracts (“PSC’s”) with the Albanian government in Tirana. The PSC's comprise blocks A, B, D and E, which cover approximately 3,100 km2 or approximately 766,000 acres. The televised signing took place at the Ministry of Economy, Trade and Energy. Mr. Genc Ruli the Minister of Economy, Trade and Energy and Manas Chairman Heinz J. Scholz signed the PSA's. Under Albanian law the council of ministers must ratify the PSA’s. This formality is expected to be completed in the fourth quarter.

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

G&G = Geological and geophysical expenditures

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

/s/ Thomas Flottmann
Name: Thomas Flottmann
Title: Chief Executive Officer
Date:  February 25, 2008