Form 10KSB
period 2007-12-31
MANAS PETROLEUM CORP
filed 2008-04-01
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended                                           December 31, 2007

□           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                    For the transition period from                            to

                                                                    Commission file number      333-107002

          Manas Petroleum Corporation
 (Name of small business issuer in its charter)

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

                                                                                                                                  None.

Securities registered under Section 12(g) of the Exchange Act:

Common $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  □

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes  □  No  ☒

State the issuer’s revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  As of March 28, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $81,885,392.

As of March 28, 2008, there were 113,526,381 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes ___X__; No _____

TABLE OF CONTENTS

Page

Part I.

Item 1. Description of Business                                                                                                                                2

Item 2. Description of Property                                                                                                                                13

Item 3. Legal Proceedings                                                                                                                                         13

Item 4. Submission of Matter to a Vote of security Holders                                                                               13

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters                                                             14

Item 6.  Management’s Discussion and Analysis or Plan of Operation                                                           17

Item 7.  Financial Statements                                                                                                                                    28

Item 8.  Changes in and Disagreements With Accountants on Accounting                                                   30
and Financial Disclosure

Item 8A. Controls and Procedures                                                                                                                          30

Item 8A(T). Controls and Procedures                                                                                                                     31

Item 8B.  Other Information                                                                                                                                      31

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act                                                                           32

Item 10. Executive Compensation                                                                                                                            35

Item 11. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters                                                                                                            38

Item 12. Certain Relationships and Related Transactions                                                                                   40

Item 13. Exhibits                                                                                                                                                          41

Item 14. Principal Accountant Fees and Services                                                                                                 42

PART I

Item 1: Description of Business

General Overview

We are a development stage company whose growth strategy is focused on petroleum exploration and development primarily in selected Central Asian countries of the former Soviet Union and in the Balkan region. We intend to acquire or explore oil and gas resources either through our own operations or through participation in focused partnerships and joint ventures.

We have no operating income and, as a result, depend upon continued funding from other sources to continue operations and to implement our growth strategy.

Corporate History

We were incorporated in the State of Nevada on July 9, 1998 under the name “Express Systems Corporation”. At that time, we intended to pursue a business of “hot-swap” technology.  However, we never pursued this business plan as we determined significant capital was required and the market had become saturated with product.  In January 2001, we made a down payment of $60,000 on software and a license to use the software to enter into the area of internet gaming. We tried to raise additional money to pursue our business plan, but the vendor of the license and software went out of business before we could implement the business plan.

In October 2002, we entered into the business of generating and selling e-mail leads. We did this by entering into an oral agreement with Blackstone Holdings to jointly develop Masterlist, Inc., a business that Blackstone Holdings had created. To further such development, we loaned $25,000 to Blackstone for the purpose of having a Masterlist employee trained in the business. Subsequent to the loan, Blackstone determined that it could no longer operate its business and agreed to transfer control shares of Masterlist to us in consideration of the forgiveness of the $25,000 debt. On November 27, 2002, we purchased from Blackstone Holdings all of the outstanding shares of Masterlist, Inc. At this time, our business became the business of Masterlist, Inc. which was advertising on the internet and selling opt-in lead generation lists.

In December 2006, we enacted a 2:1 forward split whereby each of our shareholders received one share of common stock for each share of common stock that such shareholder had held.

On April 10, 2007, we changed our business to its current operations pursuant to a share exchange agreement, dated November 23, 2006, by and among us and DWM Petroleum AG (“DWM”) and the shareholders of DWM.  Under the share exchange agreement, DWM shareholders received 80,000,000 shares of our common stock, equal to 79.9% of our outstanding common stock at the time, in exchange for 100% of the shares of DWM. The share exchange agreement also requires us to issue an aggregate of 500,000 shares of our common stock over time to the former DWM shareholders for every 50 million barrels of P50 oil reserves net to us from exploration in Kyrgyzstan and Albanian up to a maximum of 2.5 billion barrels of P50 oil reserves. At our option, this obligation may be extended to additional properties that are acquired through the actions of the former DWM shareholders.

As a pre-condition to this share exchange, the DWM shareholders entered into lock up agreements pursuant to which they restricted their ability to dispose of the shares they received in the exchange.  Each DWM shareholder who was an affiliate of DWM entered into a lock up agreement with us pursuant to which that shareholder agreed to restrict sales of our common stock held by such affiliate until April 10, 2010, provided that from December 10, 2008 the affiliate may sell up to 3% of our shares held by it in any three month period.  Each DWM shareholder who was not an affiliate of DWM entered into a lock up agreement with us pursuant to which that shareholder agreed to restrict sales of our common stock held by that shareholder until October 10, 2008, provided that beginning on April 10, 2008 that shareholder may sell up to 50% of our shares held by him in any three month period subject to Rule 144 under the Securities Act or other such exemption from registration as may be the case.

As another pre-condition of this share exchange, we changed our articles of incorporation on April 2, 2007 to increase the authorized capital of the company from 25,000,000 to 300,000,000 and to change our name to “Manas Petroleum Corporation”. Additionally on April 10, 2007, our Directors, Messrs. Randle Barrington-Foote, Rick Brown and Steven A. Sanders, all resigned and were replaced by Messrs. Heinz Scholz, Alexander Becker, Peter-Mark Vogel and Michael Velletta. Existing officers of DWM were appointed Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and Chief Technology Officer.

On April 10, 2007 and as a condition to the share exchange with the DWM shareholders, we completed a private placement of 10,330,152 Units. Each “Unit” consisted of one share of Company common stock, 50% warrant coverage in Series A warrants which are exercisable for one share of common stock at $2 per share for two years, and 50% warrant coverage for Series B warrants which are exercisable for one share of common stock at $4 per share for three years. Commissions paid in connection with this offering totaled $607,115 and 1,734,613 warrants exercisable at $2.00 until April 10, 2010.

Immediately prior to the effective time of the share exchange, we had 20,110,400 outstanding shares of common stock. In the share exchange, all the shares of DWM common stock were exchanged for 80,000,000 shares of our common stock. As a result of the 80,000,000 shares of common stock issued to the former DWM shareholders pursuant to the share exchange and the sale of 10,330,152 Units and commissions and finders fees related thereto, there were 111,240,552 shares of common stock outstanding upon completion of the share exchange and the private placement, of which our former shareholders held approximately 18.1%, the former DWM shareholders held approximately 71.9% and the investors acquiring shares through the private placement held approximately 9.3%.

Contemporaneously with the share exchange, we sold our wholly-owned subsidiary, Masterlist, Inc. to its sole employee for a nominal cash payment and five annual payments equal to 5% of the gross sales of Masterlist, Inc. for each respective year. Upon completion of the share exchange, DMW became our wholly-owned subsidiary. DMW has one subsidiary, CJSC Somon Oil, a company incorporated in Tajikistan, and a 25% interest in JSC South Petroleum Company, a company incorporated in the Kyrgyz Republic.

We have not been in any bankruptcy, receivership or similar proceedings since incorporation. Prior to our acquisition of DWM Petroleum AG and excluding our purchase of Masterlist, Inc., we had not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Our Business

Manas Petroleum Corporation’s subsidiary, DWM Petroleum AG, is a Swiss registered company based in Baar, Switzerland. The company was founded in 2004 to focus on the exploration of oil and gas in Central Asia. On April 7, 2004, DWM Petroleum AG acquired a 90% interest in the Joint Stock Company South Petroleum Company (“SPC”) in Kyrgyzstan. Between April 2004 and August 2006, SPC was awarded six exploration licenses in Kyrgyzstan.  On June 28, 2006, DWM and Anawak LLC founded CJSC Somon Oil in Tajikistan. Recently, we have expanded the area of our geographic interest to include the Balkans and Latin America.

We focus on the exploration of large under-thrust light oil prospects in areas where, though there has often been shallow production, their deeper potential has yet to be evaluated. Upon discovery of sufficient reserves of oil or gas, we intend to exploit such reserves. While primarily focusing on certain geographic regions, we seek to take opportunistic advantage of projects outside these regions that come to our attention on favorable terms. We believe that some of our strengths that differentiate us from our competitors include:

•	our extensive personal network among public officials and private employees in the oil and gas industry in the Commonwealth of Independent States, the Balkans and other countries,

•	an ability to increase value through exploration of known structures,

•	our goal to explore structures identified by previous geological research that we believe were overlooked and

•	our command of modern geological knowledge and new concepts implemented to existing seismic and well data bases.

We either carry out our operations directly or through our participation in joint ventures with larger and more established oil and gas companies to whom we farm out the projects.  We currently have or are involved in projects in Kyrgyzstan, Albania and Tajikistan and are looking to undertake projects in other areas as well.  Included below is a description of those projects.

Kyrgyzstan

Our oil and gas exploration project in Kyrgyzstan is carried out by our venture with Santos International Holdings PTY Limited and a Kyrgyz government entity.  This joint venture has five exploration licenses that cover a total area of approximately 569,578 acres (or 2,305 km2).

South Petroleum

We do not outright own the five exploration licenses in Kyrgyzstan or carry out the oil and gas exploration projects covered by those licenses.  Rather, our participation in these projects is through our 25% interest in Joint Stock Company South Petroleum Company (“South Petroleum”).  South Petroleum was incorporated as a Kyrgyz company on April 7, 2004, and at that time, DWM Petroleum AG, our wholly-owned subsidiary, had a 90% ownership in South Petroleum and the Kyrgyz government, through its operating entity Kyrgyzneftegaz JSC, owned the other 10%.  We currently have a 25% interest in South Petroleum, Santos International Operations PTY Ltd. has a 70% interest and Krygyzneftgaz has a 5% interest.

Farm-In Agreement

On October 4, 2006, we agreed to sell a 70% interest in South Petroleum to Santos International Operations PTY Ltd., an Australian Company (“Santos”) that is a wholly-owned subsidiary of Santos Limited, one of Australia’s largest onshore gas producers and listed on the Australian Securities Exchange. We sold the 70% interest in South Petroleum in exchange for an upfront cash payment of $4 million, our agreement to write off $905,939 in debt owed to us from South Petroleum and the agreement of Santos to fund and carry out petroleum exploration and appraisal activities as detailed in a two phase Work Program set out in a Farm-In Agreement signed with Santos (the “Farm-In Agreement”). If Santos enters into Phase 2 of the Work Program, then we will receive Santos shares in the equivalent value of $1 million, as of the share price of Santos at November 13, 2006. The overall expenditures by Santos for Work Program Phase 1 ($11.5 million) and Phase 2 ($42 million) is $53.5 million. Santos will be responsible for general administration and office overhead costs that will be incurred by Santos in undertaking the Phase 1 and Phase 2 Work Programs estimated at $1,000,000 per year, and these expenses will not be part of the $53.5 million in exploration and development expenditures incurred by Santos for Phase 1 and Phase 2 Work Programs. Further details on the Work Programs are as follows:

•
The operations of the Phase 1 Work Program include the undertaking of geological studies at an estimated cost of $500,000, the reprocessing of up to 5,000 kilometers of 2D seismic, if available and of high enough quality, at an estimated expenditure of $1,000,000, and the acquisition and processing of either 1,000 kilometers of 2D seismic or a combination of 2D seismic and 3D seismic, up to a maximum expenditure of $10,000,000. Santos has until October 4, 2009 to complete the Phase 1 Work Program. Although there are no penalties to Santos if it does not start the program in the allotted time frame, if Santos fails to complete the Phase 1 Work Program on time, we may require it to transfer its shares in South Petroleum back to us.  Within 60 days of the completion of the Phase 1 Work Program, Santos may withdraw from the Farm-In Agreement.

•
The operations in the Phase 2 Work Program include the drilling of three exploration and three appraisal wells with a maximum expenditure of $7,000,000 per well. In the event Santos spends in excess of $43 million on the exploration and appraisal wells, we are required to pay 30% of the excess expenditure. Santos will consult with, and endeavor to reach agreement with, us on the location of the wells to be drilled in the Phase 2 Work Program.  In the event that we are unable to agree on any such location, Santos will have the right to determine that location. Santos will use its best efforts to commence the drilling of the first exploration well in the Phase 2 Work Program as soon as practicable after the commencement of Phase 2 Work Period (and in any event by no later than 12 months after that commencement) and commence the drilling of the second exploration well in the Phase 2 Work Program by not later than 12 months following the completion of the drilling of the first exploration well. There is no penalty if Santos does not meet the scheduled time table. Within 60 days of the completion of the drilling of the second exploration well, Santos may withdraw from the Farm-In Agreement.

In connection with the Farm-In Agreement we entered into a Majority Shareholders’ Agreement on November 16, 2006 with Santos governing our respective holdings in South Petroleum that will remain in effect until Santos withdraws from the Farm-In Agreement under the terms prescribed therein or ceases to be a shareholder in South Petroleum.

Share Purchase Agreement

On December 7, 2006, we entered into an agreement with Kyrgyzneftgaz to purchase half of their 10% interest in South Petroleum for approximately $241,375 (KGS 10,005,000). At title transfer, we paid approximately $48,372, we paid approximately an additional $100,000 on June 6, 2007 and we paid approximately an additional $120,000 on December 3, 2007.  After the sale to Santos of 70% through the Farm-In Agreement and the completion of share purchase from Kyrgyzneftgaz, we own 25% of South Petroleum, Santos owns 70% and Kyrgyzneftgaz owns the remaining 5%.

Licenses

South Petroleum has five exploration licenses that cover a total area of approximately 569,578 acres (or 2,305 km2). These exploration licenses are located adjacent to established oil and gas producing areas, although the currently producing areas are specifically excluded from the exploration licenses. The licenses lie in the Fergana Basin which is an intermontane basin, the greater part of which lies mainly in the eastern part of Uzbekistan. Although South Petroleum has no known reserves on lands covered by these licenses, there is a long history of petroleum production from the basin stretching back to the start of the last century and a large number of fields in the basin have been developed, including several that are on land covered by these licenses but that are excluded from the license.

The Kyrgyz government granted six licenses between April 2004 and August 2006, and five of the licenses have subsequently been renewed.  The five existing licenses are set to expire between December 2008 and April 2010 but are automatically renewable for up to ten years once a report has been submitted to the Kyrgyz government detailing the progress of a work program and once the associated minimum expenditures have been made. Upon the discovery of reserves that may be commercially exploited, licenses can be exclusively converted into exploitation licenses. Exploitation licenses are granted for 20 years with the subsequent extensions depending on the depletion of the resource. There is a yearly fee payable to the government of approximately $150 per license and a minimum annual work program of $50 per km2 (approximately $115,250 per year for the land covered by the licenses). All taxes and work commitments on the five licenses are current. There is a 3% royalty and a corporate tax of 10% payable to the Kyrgyz government on revenue from production from the areas covered by these licenses.

The table below summarizes the licenses, the map below sets out their locations and a brief description of each active license follows.

Licesne	Area (km2)	Date of Award	Date Renewed	Current Expiry Date
Nanai	999	July 9, 2004	June 14, 2006	December 31, 2008
Soh	631	April 29, 2004	April 29, 2006	April 29, 2010
West Soh	160	April 29, 2004	April 29, 2006	April 29, 2010
Tuzluk	474	April 29, 2004	April 29, 2006	April 29, 2010
Naushkent	41	April 29, 2004	April 14, 2006	December 31, 2008

South Petroleum decided not to renew the Arkyt license, and as a result, it expired on August 24, 2007.

Nanai Exploration License

The Nanai exploration license is located in the northern zone of the Fergana Basin bordering Uzbekistan to the south. We have identified three structures in this zone called Alabuka 1, 2 and 3. We believe that the target structures are situated in a footwall of a large shallow-dipping thrust bringing the Paleozoic rocks on the top of the Tertiary and Quaternary sequence. The seismic database consists of seven dip and four strike lines although only the ends of three of these lines cover any part of the structures. Therefore the structural definition relies heavily on the use of analogies to proven structures mapped in Uzbekistan to the south. The current mapping covers only approximately 10% of the available area, and we believe similar structures may exist elsewhere within the license. As a result, we cannot quantify the potential in this license with the current database. Between 1993 and 1996 Kyrgyzneftgaz drilled a well Alabuka-1 on the license. Kyrgyzneftgaz aimed this well at a shallower target in the upper thrust sheet and did not penetrate into the lower thrust sheet. This well encountered in excess of 1000 meters of Paleozoic rocks thrust over Paleocene to Pliocene rocks and proved presence of Tertiary reservoir rocks beneath the Paleozoic rocks in the hanging wall of the thrust.

Naushkent Exploration License

The Naushkent exploration license is located in the northern zone of the Fergana Basin bordering Uzbekistan to the south. Currently, there is no any seismic or well data in this license. The only available data is an old Soviet map showing a closed structure. Seismic exploration is required to get volumetric characteristics for the structure shown on the Soviet map. We have no known reserves on this license.

Soh and West Soh Exploration Licenses

The Soh and West Soh exploration licenses are located in the southern zone of the Fergana Basin bordering Uzbekistan to the north. We have identified two deep lower thrust sheet structures called Burdalyk and Kyzyl Kurgan as well as a number of other structures, including un-drilled fourway dip closures at the upper thrust sheet level (Katran, Kan) and a shallow structure with a topseal provided by a tar mat (West Chaur). There are several producing oil and gas fields within the region that are excluded from the exploration license.

The seismic database consists of eleven dip and four strike lines. Of these lines only seven are relevant to the Kyzyl Kurgan structure and none relate to the Burdalyk structure. Data from the North Soh field indicates that in this area the Oligocene and Eocene pay beds are predominantly oil prone and that the Cretaceous pay beds are predominantly gas prone.

Tuzluk Exploration License

The Tuzluk exploration license is located in the southern zone of the Fergana Basin bordering Tajikistan to the north. There are a number of established oilfields in this area (Beshkent-Togap, Tashravat, Tamchi, Karagachi) that have produced from the upper thrust sheet. These fields are excluded from the exploration license. More significant for the exploration potential is the North Karakchikum field which straddles the Tajikistan/Kyrgyzstan border and is analogous to the South and West Tuzluk prospects. Five structures called Selkan, Arka, West Tuzluk, South Tuzluk and the Tashravat Monocline have been identified. The seismic database is relatively large but rather uneven in coverage. Five deep stratigraphic wells were drilled at a depth of over four kilometers by the Soviets in the area of Tuzluk structures. The wells intersected thrust faults and proved the structural concept. Two of them intersected oil-water contact at the South Tuzluk structure.

Albania

On July 28, 2007, we signed two Production Sharing Contracts with the Albanian government in Tirana. These agreements comprise four blocks that cover approximately 3,100 km2 (or approximately 766,000 acres). Over 350 million barrels of oil have been produced from shallow oil fields which begin 100 km to the south of the blocks. The location of these blocks, blocks A, B, D and E, is set out in the map below.

The televised signing of the Production Sharing Contracts took place at the Ministry of Economy, Trade and Energy. Mr. Genc Ruli, the Minister of Economy, Trade and Energy, and our Chairman, Heinz J. Scholz, signed the agreements. As required by Albanian law, the Albanian Council of Ministers ratified the production sharing agreements on December 12, 2007.

The rights to explore the blocks covered by the contract were previously held by Shell and Coparex. Shell and Coparex worked independently of one another in their initial discovery of the overall under-thrust structure creating data sets at an aggregate cost of approximately $25 million. According to their studies, the four blocks hold a large deep under-thrust structure with the potential to hold a total of more than 800 million barrels of oil equivalent of light oil and natural gas. Numerous oil seeps have been located where the reservoir rock outcrops along a significant portion of the eastern side of the blocks.

As Shell and Coparex worked independently of one another in their initial discovery of the overall under-thrust structure, they did not benefit from each other’s seismic acquisition or understanding of the area’s geology. We are combining the two companies’ $25 million data sets for the first time. By combining the two data sets, we hope to refine further the Shell/Coparex models while greatly increasing the accuracy of the original Shell/Coparex estimates. We have recruited a team of geologists and administration staff and work is underway to refine the original Shell/Coparex structural model with the assistance of Professor Selami Meco (paleontology, University of Tirana) and Agim Mesonjsi, an Albanian-based structural geologist.  Work to date using the Shell/Coparex data set by our Albania exploration team has outlined a series of large prospects within the blocks. Following our conclusion of this study, we will hire an external independent engineering consultant to evaluate the results.

The Production Sharing Contracts covering the blocks set out minimum work and expenditure requirements for three phases that we must comply with to maintain the exploration rights for the different blocks. Failure to comply with the work and financial requirements in any one phase means that the exploration period will terminate and we will not be able to enter the other phases for the applicable blocks.  Although one Production Sharing Contract covers two blocks and the other covers the other two, the programs for each set of blocks are mostly identical.  Under the agreements, if the three phases are completed, they will take between seven and eight years to complete and will require a minimum expenditure of $15,620,000 for each of the two agreements.

We have three years from the date the Council of Ministers ratifies the Production Sharing Contract to complete the requirements in Phase 1. After Phase 1, we have the option either to continue pursuing or to relinquish the exploration rights. The Phase 1 Minimum Work and Financial Program requires the undertaking of a minimum of $400,000 in geological and geophysical studies, the re-processing of at least 200 kilometers of seismic data at a minimum cost of $120,000 and the acquisition and processing of either 300 kilometers of 2D seismic at a minimum cost of $2,500,000 or the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

We have two years from the completion of Phase 1 to complete the requirements in Phase 2. We may extend this phase at no additional cost for another year. The Phase 2 Minimum Work and Financial Program requires the undertaking of a minimum of $300,000 in geological and geophysical studies, and the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

We have two years from the completion of Phase 2 to complete the requirements in Phase 3.  We may extend this phase at no additional cost for another one years, less any time by which we extended Phase 2. The Phase 3 Minimum Work and Financial Program requires the undertaking of a minimum of $300,000 in geological and geophysical studies and the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

Tajikistan

On July 25, 2007, the Tajikistan government awarded our subsidiary, CJSC Somon Oil Company, an exploration license in the Fergana Basin covering approximately 1,227 km2. Somon Oil Company was formed on June 28, 2005, and we hold a 90% interest in Solomon Oil while Anavak LLC holds the remaining 10%.

This license, the West (Novobod-Obchai-Kalacha area) license, contains a number of under-thrust leads and prospects including the Khodja-Bakirgan which is several kilometers north of South Petroleum’s South Tuzluk prospect in Kyrgyzstan. The West license is also adjacent to the Niyazbek, North Karachikum oil field which is in Tajikistan. We have no rights to production or reserves contained in oil fields which already exist on the West license. Approximately 60% of the block in the license is covered by former Soviet era seismic data. It is within this area that our targeted leads and prospects are found and that the geological and structural setting appears to be very similar to South Petroleum’s Tuzluk block. Seven prospects of a similar size to or larger than the South Petroleum’s South Tuzluk prospect have been seismically identified on the license. We expect to commence seismic acquisition on the new Tajik block this year.

We entered into an Option Agreement with Santos International Ventures Pty Ltd. (“Santos”) on December 10, 2007.  Under the Option Agreement, Santos will pay an amount equivalent to the seismic acquisition costs in the Tajik area (approximately USD1.3 million) in consideration for a call option to farm-in to Somon's prospecting licenses. Santos has funded $625,261 of the seismic program, which represents the first portion of the option premium. The option may be exercised by Santos from December 10, 2007 until June 10, 2008, unless it is extended due to certain conditions not being met.  If Santos were to exercise its option to enter into a Farm In Agreement, Santos would acquire a 70% interest in Somon from us in exchange for certain expenditure commitments for the exploration and development of the licenses.

Latin America

On May 1, 2007, we hired Mr. Ricardo Fuenzalida as exploration manager for Latin America. Ricardo Fuenzalida has over 43 years of experience in oil exploration, geophysics, regional geology, economic geology and engineering geology. Mr. Fuenzalida also has wide experience in working with government and private organizations in Chile, North Africa, West Africa and the Middle East. From 1991 to 2003, Mr. Fuenzalida worked for Sipetrol, the international branch of Empresa Nacional del Petróleo as New Ventures Manager and Head of International Exploratory Projects. Before joining our team, Mr. Fuenzalida worked as an independent consultant and geological expert for the Chilean Department of Justice.

On November 14, 2007, a consortium between us and Improved Petroleum Recovery won the tender for the Tranquilo block in southern Chile and was awarded an exploration license by the Chilean Mining Ministry.

Mongolia

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

Competition

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies that have substantially greater technical, financial and operational resources and staff. This competition is increasingly intense as prices of oil and natural gas on the commodities markets have risen in recent years. Accordingly, there is a high degree of competition for desirable oil and gas leases, exploration and exploitation licenses, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in Kyrgyzstan, Albania and Tajikistan, and the presence of these competitors could adversely affect our ability to acquire additional leases and licenses, attract and maintain qualified employees and obtain the necessary equipment on reasonable terms.

We believe that several factors that differentiate us from our competitors include our extensive personal network among public officials and private employees in the oil and gas industry in the Commonwealth of Independent States and the Balkan countries, an ability to increase value through exploration of known structures and our command of modern geological knowledge and new concepts implemented to existing seismic and well data bases.

Need for Government Approval

Our business depends on the approval of different governments for various matters, including for the grant of exploration and exploitation rights for oil and gas projects.  We have an interest in a venture that has licenses from the Kyrgyzstan government for the exploration and possible exploitation on land covering approximately 3,153 km2, we have entered into Production Sharing Agreements with an agency of the Albanian government for the exploration and possible exploitation of land covering approximately 3,100 km2, although these agreements need to be ratified by the Albanian Council of Ministers, and we have licenses from the government of Tajikistan for the exploration of approximately 1,227 km2 of land.  Additionally, we are seeking approval from the Chilean and other governments to explore and possibly exploit land in their respective territory.

Regulation

Our industry is affected by numerous laws and regulations, including discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties, taxation other laws and regulations relating to the energy industry. These laws and regulations vary according to where each project is located.  Changes in any of these laws and regulations or the denial or vacating of permits and licenses could have a material adverse effect on our business.

Our operations are in, and our focus will continue to be on, operations in emerging markets. Generally, legal structures, codes and regulations in emerging markets are not as defined as in developed markets and are more likely to change rapidly.  In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations. There are no pending or threatened enforcement actions related to any such laws or regulations. We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the energy industry.

Environmental Matters

We and the projects that we have invested in are subject to national and local environmental laws and regulations relating to water, air, hazardous substances and wastes, and threatened or endangered species that restrict or limit our business activities for purposes of protecting human health and the environment. Compliance with the multitude of regulations issued by the appropriate administrative agencies can be burdensome and costly.

Research and Development

Our business plan is focused on a strategy to maximize the long-term exploration and development of our oil and gas projects in Kyrgyzstan, Albania and Tajikistan. To date, the execution of our business plan has largely focused on acquiring prospective oil and gas licenses and negotiating production sharing agreements. When this stage nears completion, we intend to use the results obtained from this dedicated research to establish a going forward exploratory drilling and development plan. Recently, we have begun exploration operations in connection with our Albanian project.

Employees

We have 30 employees as well as our directors. Of our 30 employees, seven are located in Switzerland and the rest are located in Albania, Canada, Chile and Central Asia. Although we expect to increase our number of employees over the next 12 months as our operations expand, we are not currently able to predict how many new employees we hope to take on in the coming 12 months. We outsource contract employment as needed and will continue to do so.

Description of Oil and Gas Operations

We and the venture in Kyrgyzstan are still in the exploratory stage of our projects and have yet to find any proven reserves.  As a result, we and our venture do not have any proved net oil and gas reserves, productive wells, oil and gas produced, drilling activity or delivery commitments.  The approximate total undeveloped acreage of land that we have licenses for 766,000 acres (3,100 km2) in Albania and 303,200 acres (1,227 km2) in Tajikistan. The approximate total undeveloped acreage of land that the venture has licenses for is 569,578 acres (or 2,305 km2) in Kyrgyzstan.

Item 2. Description Of Property

Our corporate headquarters, which are rented from a related party, are located at Bahnhofstrasse 9, CH-6341 Baar, Switzerland. Additionally, we have rented further office space from our Chairman Heinz J. Scholz. The office space is located at Seegartenstrasse 45, 8810 Horgen, Switzerland. Our current premises are adequate for our existing operations; however with the rapid advancement of operations we may require additional premises as we progress through fiscal 2008. We have recently begun renting office space in Albania and Tajikistan.

We or the venture in Kyrgyzstan have licenses for exploration and development in Kyrgyzstan, Albania, Chile and Tajikistan.

Item 3. Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common shares are quoted on the OTC Bulletin Board of the NASD and on the over the counter market of Pink Sheets LLC.  Quotations of our common stock on the OTC Bulletin Board and on the Pink Sheets have been sporadic, and trading volume has been low. Our symbol is “MNAP”, and our CUSIP number is 56176Q 10 2.

The following quotations reflect the high and low bids for our common stock, as reported by the Nasdaq, based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The high and low prices of our common stock for the periods indicated below are as follows:

Quarter Ended (1)	High (2)	Low (2)
March 31, 2006	0.325	0.305
June 30, 2006	0.355	0.355
September 30, 2006	0.350	0.305
December 31, 2006	2.100	0.325
March 31, 2007	3.030	1.555
June 30, 2007	6.070	6.000
September 30, 2007	4.130	4.000
December 31, 2007	3.110	2.800

(1)       The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(2)       These prices have been adjusted to reflect our 2:1 split approved by our shareholders on December 12, 2006.

On December 31, 2007, we had 291 registered shareholders and 112,156,488 common shares outstanding.
We have not declared any dividends on our common stock since our inception.  There is no restriction in our Bylaws that will limit our ability to pay dividends on our common stock.  However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Dividend Policy

The payment of dividends, if any, in the future, rests within the sole discretion of our Board of Directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors.  We have not declared any cash dividends since our inception and have no present intention of paying any cash dividends on our Common Stock in the foreseeable future.

Transfer Agent

Our Transfer Agent for our Common Stock is Island Stock Transfer of 100 First Avenue South, Suite 300N, St. Petersburg, Florida  33701

Stock Option Plan

In April 2007, our Board of Directors adopted and our shareholders approved our 2007 Stock Option Plan. Under the 2007 Stock Option Plan, we may grant our qualified directors, officers, employees, consultants and advisors stock options (which may be designated as nonqualified stock options or incentive stock options), stock appreciation rights, restricted stock awards, performance awards or other forms of stock-based incentive awards.

Our Board of Directors administers the Stock Option Plan. Members of the Board of Directors receive no additional compensation for their services in connection with the administration of the Stock Option Plan. They have full discretion and exclusive power to:

•	select who will participate in our 2007 Stock Option Plan and what awards they will be granted,

•	determine the time at which awards shall be granted and any terms and conditions, within the limits of the 2007 Stock Option Plan, of such awards, and

•	resolve all questions relating to the administration of the 2007 Stock Option Plan.

The Board of Directors may grant nonqualified stock options or incentive stock options that are evidenced by stock option agreements. The exercise price of the common stock subject to a non-qualified stock option or an incentive stock option may be paid in cash or, at the discretion of our Board of Directors, by a promissory note, by the tender of common stock or through a combination thereof. The Board of Directors may provide for the exercise of options in installments and upon such terms, conditions and restrictions as it may determine.

A non-qualified stock option is a right to purchase a specific number of shares of common stock during such time as the Board of Directors may determine, not to exceed ten years, at a price determined by the Board of Directors that, unless deemed otherwise by the Board of Directors, is not less than the fair market value of the common stock on the date the Board grants the non-qualified stock option.

An incentive stock option is an option that meets the requirements of Section 422 of the Internal Revenue Code of 1986. No incentive stock option may be granted under our 2007 Stock Option Plan to an employee who owns more than 10% of our outstanding voting stock unless the option price is at least 110% of the fair market value of the common stock at the date of grant and the incentive stock option is not exercisable more than five years after our Board grants it. In the case of an employee who is not a Ten Percent Stockholder, no incentive stock option may be exercisable more than ten years after the date our Board grants it and its exercise price shall not be less than the fair market value of the common stock on the date our Board grants it. Our Board may not grant an employee an incentive stock option that first becomes exercisable during a calendar year for the purchase of common stock with an aggregate fair market value (determined as of the date of grant of each incentive stock option) in excess of $100,000. An incentive stock option (or any installment thereof) counts against the annual limitation only in the year it first becomes exercisable.

A stock appreciation right is a right granted to receive, upon surrender of the right, but without payment, an amount payable in cash. The amount payable with respect to each stock appreciation right shall be based on the excess, if any, of the fair market value of a share of common stock on the exercise date over the exercise price of the stock appreciation right, which will not be less than the fair market value of the common stock on the date the stock appreciation right is granted. In the case of an stock appreciation right granted in tandem with an incentive stock option to an employee who holds at least ten percent of our common stock, the exercise price shall not be less than 110% of the fair market value of a share of common stock on the date our Board grants the stock appreciation right.

Restricted Stock is common stock that is issued at a price determined by the Board of Directors, which price per share may not be less than the par value of the common stock, and is subject to restrictions on transfer and/or such other restrictions on incidents of ownership as the Board of Directors may determine.

A performance award granted under our 2007 Stock Option Plan may be denominated or payable to the recipient in cash, common stock (including, without limitation, Restricted Stock), other securities or other awards. A performance award shall confer on the recipient the right to receive payments, in whole or in part, upon the achievement of such performance goals during such performance periods as our Board of Directors shall establish. Subject to the terms of our 2007 Stock Option Plan and any applicable award agreement, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance award and the amount of any payment or transfer to be made pursuant to that performance award shall be determined by our Board of Directors.

Our Board of Directors may grant awards under the Stock Option Plan that provide the recipient with the right to purchase common stock or that are valued by reference to the fair market value of the common stock (including, but not limited to, phantom securities or dividend equivalents). Such awards shall be in a form determined by our Board of Directors, as long as such awards are not inconsistent with the terms and purposes of our 2007 Stock Option Plan. Our Board of Directors determines the price of any such award and may accept any lawful consideration.

Our Board of Directors may at any time amend, suspend or terminate our 2007 Stock Option Plan as long as it does not change in any awards previously granted, increase the aggregate number of shares of the common stock with respect to which it may grant awards may be granted or change the class of persons eligible to receive awards.

In the event a change in control occurs, then, notwithstanding any provision of our 2007 Stock Option Plan or of any provisions of any award agreement to the contrary, all awards that have not expired and which are then held shall become fully and immediately vested and exercisable and may be exercised for the remaining term of such awards.

No awards may be granted under the Stock Option Plan on or after April 10, 2017, but Awards granted prior to such date may be exercised in accordance with their terms.

Equity Compensation Plan Information

As of December 31, 2007, of the 14,000,000 shares of common stock reserved for issuance under the Stock Option Plan, we have granted options to purchase 8,750,000 shares of our common stock under the Stock Option Plan at an exercise price of $4.00 per share. We have granted options to purchase 1,500,000 shares of our common stock under the Stock Option Plan at an exercise price of $4.90 per share. We have granted options to purchase 400,000 shares of our common stock under the Stock Option Plan at an exercise price of $5.50 per share.

The following table provides information as of December 31, 2007 about our shares of common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under our 2007 Stock Option Plan.

Equity compensation plans approved by shareholders	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

2007 Stock Option Plan	10,650,000	$4.18	3,350,000

Total	10,650,000	$4.18	3,350,000

Item 6.  Management’s Discussion and Analysis or Plan of Operation

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent our current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including our dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of ours will be achieved.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

OVERVIEW

We are a development stage company whose growth strategy is focused on petroleum exploration and development primarily in selected Central Asian countries of the former Soviet Union and in the Balkan region. We intend to acquire or explore oil and gas resources either through our own operations or through participation in focused partnerships and joint ventures.

We were incorporated in the State of Nevada on July 9, 1998. Prior to April 10, 2007, we were involved in several businesses that did not produce revenues and that we decided to abandon.  On April 10, 2007, we acquired all of the shares of DWM Petroleum AG in exchange for approximately 80,000,000 of our shares of common stock and an agreement to issue the former shareholders of DWM up to an aggregate of 25,000,000 shares of our common stock upon the occurrence of certain milestones. As a result of the acquisition, we have entered into our current business.

Simultaneous with this acquisition, we completed a private placement of 10,330,152 shares of our common stock and 10,330,152 warrants to purchase shares of our common stock. Immediately after the acquisition of DWM, the private placement and the issuance of common stock as finders’ fees for these transactions, our former shareholders, the former DWM shareholders and the investors in the private placement respectively held approximately 18.1%, 71.9% and 9.3% of our outstanding common stock.

Also simultaneous with this acquisition, we sold our wholly-owned subsidiary, Masterlist, Inc. to its sole employee for a nominal cash payment and five annual payments equal to 5% of the gross sales of Masterlist, Inc.

We have not recorded any revenues from oil and gas producing operations in our past two fiscal years or any subsequent period, and DWM Petroleum AG did not record any revenues from operations for the two fiscal years before we acquired it or for the subsequent period until acquisition. Neither we nor DWM Petroleum AG has been in any bankruptcy, receivership or similar proceedings since incorporation.

Summary of Results of Operations

Results of Continuing Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

In the year ended December 31, 2007, we had a net loss of $12,825,496 as compared to net income of $1,516,004 for the year ended December 31, 2006. The net income for the year ended December 31, 2006 was due to the gain of $ 3,864,197 on the sale of our investment in South Petroleum. Our net loss for 2007 and net income 2006 are unaffected by revenue from operations as we had none in either years.

In the year ended December 31, 2007 our operating expenses increased to $13,666,431 from $2,309,710 reported in 2006. The 492% increase in our total operating expenses is attributable to several factors associated with the increase in the size of our operations and the personnel needed to carry out these operations.  Our personnel costs rose by $5,489,911 to $5,656,726 during this period as a result of a $3,937,485 charge in respect of the equity awards granted under the Stock Option Plan to obtain and retain qualified management, a stock based compensation expense of $407,200 and the addition of employees in Albania, Canada, Central Asia and Chile.  Additionally, our administrative costs rose by $4,348,416 to $5,376,707 during this period as a result of a stock based compensation expense to third parties of $2,560,000 resulting from a payment of 400,000 shares as a finders’ fee to each of Anderson Properties Incorporated and John Martin in connection with our acquisition of DWM Petroleum and the hiring of employees and the setting up of different offices in connection with our operations in Albania, Canada, Central Asia and Chile. As a consequence of the aggressive expansion in the effort of securing further exploration acreage, exploration costs increased by ten fold for the year ended December 31, 2007 to $1,216,510. As a result of the reverse transaction and going public consulting costs; primarily audit and legal, increased by 43% to $1,400,855 for the year ended December 31, 2007 versus $980,692 for the year ended December 31, 2006.

Plan of Operation

Our cash balance as of December 31, 2007 was $8,480,771, of which we will use at least $6,100,000 to finance the bank guarantee for the first phase of our work program in Albania, leaving a balance of $2,380,771. Based on our expected monthly burn rate per month, we estimate that we have sufficient working capital to fund operations for 4 months.

As a result of the above transaction, there are concerns about our ability to continue as a going concern.  We will have to fund all of our operations and capital expenditures from the net proceeds of any equity or debt offerings, cash on hand, licensing fees and grants. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or to obtain such financing on terms satisfactory to us, if at all. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to acquire additional licenses or further progress along its business plan. In addition, we could be forced to reduce or discontinue acquisition and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations.

We are currently in negotiations for a $50 million financing, which we expect to be completed by the end of May 2008. Additionally, we are in negotiations for an immediate mezzanine tranche of $3- 5 million of debt, which will allow us to fund our operations through to the planned $50million financing.

Our plan of operations for the next twelve months primarily focuses on our participation in oil and gas projects in Kyrgyzstan, Albania, Tajikistan and Chile. In connection with these projects, we anticipate increasing our staff in the next twelve months, although we are not currently able to predict the size of that increase.  The following describes the projects that comprise our current business plan and actions that we have taken to further the projects in our plan.

Kyrgyzstan

We have a 25% interest in South Petroleum, which has five licenses in Kyrgyzstan.   We previously sold a 70% interest in South Petroleum to Santos International Holding Pty Ltd. Under a Farm-In Agreement with Santos, Santos will undertake a Work Program on these licenses in two phases.  While we will not have to provide funds for any costs for this first phase of this work project, we also do not anticipate that this project will generate any revenues in the next twelve months.

Phase 1 Work Program

Santos has until October 4, 2009 to complete the Phase 1 Work Program. Under the Phase 1 Work Program, Santos must:

•	undertake geological studies (which studies will involve an estimated expenditure of $500,000);

•	subject to the availability and quality of original data, reprocess of up to 5,000 kilometers of 2D seismic (this reprocessing will involve an estimated expenditure of $1,000,000); and

•
at the election of Santos, acquire and process either: (i) 1,000 kilometers of 2D seismic; or (ii) a combination of 2D seismic and 3D seismic, the total cost of which would be equivalent to the total cost of acquiring and processing 1,000 kilometers of 2D seismic, up to a maximum expenditure of $10,000,000 (with Santos having the right to deduct those seismic acquisition and processing costs above $10,000,000 from the maximum expenditure caps).

Phase 2 Work Program

Phase 2 of the Work Program will begin upon completion of Phase 1, and as a result, no actions have yet been taken on Phase 2. Under Phase 2, Santos is to:

•	drill three exploration wells in the license area to a maximum expenditure of $7,000,000 per well; and

•	drill three appraisal wells in the license area to a maximum expenditure of $7,000,000 per well.

In the event Santos spends in excess of $43 million on the exploration and appraisal wells, we would be obligated to pay 30% of the excess expenditure.

Recent Developments

Since Santos acquired a majority interest in South Petroleum on November 16, 2006, Santos has taken the following actions in furtherance of the oil exploration project in Kyrgyzstan:

●	the creation of a project team in Adelaide, Australia that has been primarily engaged in technical review work to define the prospects and leads,

●	consolidation of the seismic database with data acquired in Bishkek transferred to the database in Adelaide,

●	the continued reprocessing of Soviet era seismic data and digitizing of well logs,

●	the commissioning of a seismic study of 699 km2 by SNG Saratov, which assigned the study to its Kyrgyzstan Branch office, which was completed in the third fiscal quarter of the year,

●	the completion of a seismic reprocessing project for 447 km2 of reprocessed data,

●	the recruitment of new staff and the strengthening of relationships with industry and government officials by Santos’s office in Bishkek, and

●	allowing the exploration license at Arkyt to expire so that South Petroleum could concentrate on the remaining five licenses.

The following summarizes the activity to the end of the quarter ended December 31, 2007.

Seismic acquisition progress to December 31, 2007

Seismic operations were initiated on September 30, 2007.  The seismic crew base is located in the village of Arka, near the Tajikistan border.  The crew is engaged in acquiring seismic over the Sulukta (Textonic) and Tuzluk (SPC) licenses.  A total of 414 km2 is planned for the Tuzluk license.

Initial parameter testing was carried out and the subsequent parameters adapted were agreed to correspond to $/km2 rate of US$6,970/km2 (excluding VAT).

During the fourth quarter of 2007, 89.4 km2 were acquired in the Tuzluk license on seismic lines 16, 17, 25, 9, 30 and 31.  Field stacks indicated poor to moderate data quality was obtained and full processing trials of Lines 16 and 17 are underway in Australia.

Operations were also initiated in late December across the border into Tajikistan on the first of a number of seismic line extensions with the aim of obtaining long receiver offset data to improve imagery of the Tuzluk subthrust leads.

The performance of the seismic operation has improved gradually, however, deteriorating weather conditions in late December were again reducing production rates. Every effort has been made to improve crew efficiency, with an objective of lifting production rates to an average of 4km2/day the target. In December, an advance payment of US$625,000 (inclusive of VAT) was made to Saratovneftegeofizika to facilitate equipment upgrades and bolster performance. This will be recovered against invoicing for acquisition of seismic data in the first quarter of 2008

No safety incidents were recorded.  Land access has proceeded smoothly.

A small community project is being undertaken to provide equipment and materials for an upgrade to the local Arka school gymnasium, and financial support of a local irrigation channel repair project is under consideration.

Drilling planning progress to December 31, 2007

Planning for drilling was initiated with a scouting trip by drilling personnel to Kyrgyzstan, Kazakhstan and Azerbaijan , a preliminary visit by procurement personnel to Bishkek in November to assess contractual and procurement procedures and the appointment of a Drilling Manager, Alistair Chomley, to the South Petroleum Bishkek Office.

Work has been underway to assess rig availability, infrastructure, import and transport routes, import procedures, national and local planning, and contractual requirements and preliminary location and access scouting.

South Petroleum has commenced long lead item acquisition for the deep drilling program, including the purchase of steel forgings to allow manufacture of four sets of wellheads and liner hangers and the purchase of casing strings for two deep generic wells, currently scheduled as tests in the Tuzluk and Soh permits. Well design has been based on a Tuzluk South Lead preliminary prognosis (PTD 4200m RGL).

In addition, preliminary discussions have been held with Caspian Oil and Gas for the use of their 850HP rig in a potential shallow drilling program (currently a single moderate value shallow lead has been identified in the Soh permit). Other rig options are being considered and well design and drill planning has commenced, based on a preliminary prognosis for the East Chongara lead (PTD 2000 RGL).

Operational Outlook 2008

During the course of the year, South Petroleum plans to acquire a total of 858 km2 of seismic data by shooting 68 lines on its licenses.

Based on the present seismic acquisition rates, we believe that the commencement of a deep drilling program likely will not occur until the second quarter of 2009. Contingent on seismic results, we believe a shallow drilling program may commence in the third quarter of 2008.

Albania

On July 31, 2007, we signed two Production Sharing Contracts (“PSC”) with the Albanian National Agency of Natural Resources and on December 13, 2007 the council of Ministers ratified the agreement.

The Albanian Council of Ministers has approved Decision No. 796 regarding the approval of production sharing for exploration, development and production of hydrocarbons on onshore Albania, in Blocks A-B and D-E, between the Ministry of Economy, Trade and Energy, represented by the National Agency of Natural Resources (“AKBN”) and us.

Each PSC covers two blocks and sets out minimum work and expenditure requirements for three phases.  The programs for each set of blocks are mostly identical.  If all three phases under the agreements are completed, they will take seven years to complete and will require a minimum expenditure of $15,620,000 for each set of blocks if we complete all three phases.

Phase 1 Minimum Work and Financial Program

We have until December 17, 2010 to complete the requirements in Phase 1. After Phase 1, we have the option either to continue pursuing or to relinquish the exploration rights. The Phase 1 Minimum Work and Financial Program comprises:

•	the undertaking of a minimum of $400,000 in geological and geophysical studies,

•	the re-processing of at least 200 kilometers of seismic data at a minimum cost of $120,000, and

•
the acquisition and processing of either 300 kilometers of 2D seismic at a minimum cost of $2,500,000 or the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

Phase 2 Minimum Work and Financial Program

We have two years from the completion of Phase 1 to complete the requirements in Phase 2. We may extend this phase for another year at no additional cost. The Phase 2 Minimum Work and Financial Program comprises:

•	the undertaking of a minimum of $300,000 in geological and geophysical studies, and

•	the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

Phase 3 Minimum Work and Financial Program

We have two years from the completion of Phase 2 to complete the requirements in Phase 3.  We may extend this phase at no additional cost for another two years, less any time by which we extended Phase 2. The Phase 3 Minimum Work and Financial Program comprises:

•	the undertaking of a minimum of $300,000 in geological and geophysical studies and

•	the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

Recent Developments

Since entering into the PSCs on July 31, 2007, we have taken the following actions in furtherance of our oil exploration project in Albania:

•
setting up offices in Albania, including renting, refurbishing and furnishing office space for 12 people in Tirana, hiring three geologists, one accountant and one representative in charge of all issues related to the Albanian authorities,

●
recruiting a team of geologists and administration staff and work is underway to refine the original Shell/Coparex structural mode, including Professor Selami Meco (paleontology, University of Tirana) and Agim Mesonjsi, an Albanian-based structural geologist,

●	commencing geological work, including the identification of detailed areas of interest for seismic work and the definition of seismic lines,

•	reprocessing of geological data from previous explorations (Shell, Coparex),

•	creating geological maps,

•	scouting in all four blocks,

•	discussing and scouting with potential partners to perform seismic exploration,

•	initiating an environmental study,

•	supporting the creation of an independent technical report of the Albanian assets and

●	establishing management processes, including the creation of a three-year master plan for geological work to be preformed and setting up a finance reporting structure.

Operational Outlook 2008

During the course of the year, we intend that our Albanian branch office will take the following actions in furtherance of the oil exploration project in Albania:

•	finalizing and delivering the environmental study to the AKBN,

•	reprocessing old data,

•	commencing and finalizing negotiations with landowners,

•	contracting a seismic crew,

•	acquiring new seismic and

•	reprocessing and interpreting the acquired seismic data.

Tajikistan

On July 25, 2007, the Tajikistan government awarded our subsidiary, CJSC Somon Oil Company, an exploration license in Novobod Tajikistan.  We anticipate the Tajikistan government granting Somon a North Tajik license in the near future.  We have a 90% equity interest in Somon with the other 10% interest held by the Tajik company Anawak LLC.

We have entered into an Option Agreement with Santos International Ventures Pty Ltd. (“Santos”).  Under the Option Agreement, Santos will pay an amount equivalent to the seismic acquisition costs in the Tajik area (approximately USD1.3 million) in consideration for a call option to farm-in to Somon's prospecting licenses. Santos funded $625,261 of the seismic program, which represents the first portion of the option premium. The option may be exercised by Santos from December 10, 2007 until June 10, 2008, unless it is extended due to certain conditions not being met.  If Santos were to exercise its option to enter into a Farm In Agreement, Santos would acquire a 70% interest from us in Somon in exchange for certain expenditure commitments for the exploration and development of the licenses. These commitments will be set out over three phases and will include costs associated with the acquisition of additional 2d seismic (Phase 1), the drilling of a number of exploration wells (Phase 2) and further appraisal drilling (Phase 3). Santos may elect to withdraw at the completion of Phase 2.

Under the Option Agreement Santos will pay an amount equivalent to the seismic acquisition costs in the Tajik area (approximately USD1.3 million) in consideration for a call option to farm in to Somon's prospecting licences. The Option may be exercised by Santos any time during the option period. The option period commences on the date of the option agreement and expires after 6 months unless extended due to certain conditions not being met. The conditions to be met are as follows:

1.	Somon must have been granted exclusive rights to develop any field development covered by the Petroleum Licenses;
2.	A royalty or profit sharing agreement is entered into between Somon and the Tajik Authorities; and
3.	Santos must have Board approval.

Santos has only a period of 3 months after (1) and (2) above are satisfied, to satisfy (3) above.

In connection with the option agreement, DWM’s subsidiary Somon has entered into a seismic agreement with Saratovneftegeofizika ("SNG") under which SNG is to carry out approximately 110 km of 2d seismic acquisition in Tajikistan ("Seismic Agreement"). The Seismic Agreement underlies the option agreement and is designed to meet a condition set by the Tajik authorities, whereby once work has commenced in the West licence, an additional licence area, the North Tajik license, may be granted to Somon Oil.

In the event that Santos elects to exercise its option, Somon, DWM and Santos will execute the Farm-in Agreement under which future funding obligations are set out over three phases. Santos obligations will include costs associated with the acquisition of additional 2d seismic (Phase 1), the drilling of a number of exploration wells (Phase 2) and further appraisal drilling (Phase 3).

Because of commercial reasons, the parties have agreed not to disclose the total funding obligations until a later stage.

Recent Developments

Since Somon Oil was awarded the Novobod License on July 25, 2007, we have taken the following actions in furtherance of our oil exploration project in Tajikistan:

•	documenting of the geological project and presentation to the scientific and technical Council in the Tajik Geological Agency,

•	negotiating with the Ministry of Finance and Taxes Commission regarding financial issues,

•	overseeing the performance of several seismic survey works within the territory of the Western license area,

•	creating geological maps and a

•	drafting a plan for the development of a seismic program.

Chile

On August 10, 2007, we created a consortium with Improved Petroleum Recovery (“IPR”), a Texas company, with exploration and production operations in North America, North Africa, the Middle East, and Southwest Asia, and with Energy Focus Oil & Gas Ltd.  We have yet to formalize an agreement governing the consortium and the legal entity that will carry out its operations.

On November 21, 2007, our consortium was awarded the onshore Tranquilo Block by ENAP (Empresa Nacional del Petróleo-Chile) in the first exploration round in Chile, although this award has yet to be memorialized in a final document with the Chilean Ministry. The block, the largest among the 10 exploration blocks offered (6,760 km2) is situated in the Magallanes Basin in the southern part of Chile, with high exploration potential acreage with fields and infrastructure nearby. We anticipate the contract with the government of Chile (“CEOP”) to be finalized in the coming months.  It should set out three exploration periods of three, two and two years, respectively, and a production period of 25 years. The minimum exploration commitment by the Manas-IPR Consortium in Phase I will be US$ 14.36 million, of which we will be responsible for half of this commitment and IPR will be responsible for the other half. IPR is the designated operator of the block. The total minimum outlay for the exploration project in Chile will be $33,200,000, of which we will be responsible for half of this commitment and IPR will be responsible for the other half.

First Exploration Phase: Minimum Work and Financial Program (three years)

The Phase 1 Minimum Work and Financial Program comprises:

•	shooting 370 km2 of 2D seismic at a minimum cost of $2,960,000,

•	shooting 160 km2 of 3D seismic at a minimum cost of $3,600,000 and

•	drilling six exploration wells at a total minimum cost of $7,800,000.

Second Exploration Phase: Minimum Work and Financial Program (two years)

The Phase 2 Minimum Work and Financial Program comprises:

•	shooting 370 km2 of 2D seismic,

•	shooting 220 km2 of 3D seismic, and

•	drilling four exploration wells at a total minimum cost of $10,200,000.

Third Exploration Phase: Minimum Work and Financial Program (two years)

The Phase 3 Minimum Work and Financial Program comprises:

•	shooting 150 km2 of 2D seismic at a minimum cost of $8,700,000,

•	shooting 150 km2 of 3D seismic and

•	drilling four wells.

Recent Developments

After being awarded the license by the Chilean authorities, we have taken the following actions in furtherance of our oil exploration project in Chile:

•	finalizing the Joint Agreement with IPR and Energy Focus,

•	finalizing the CEOP in order to be prepared for signing planned in March or April of 2008 and

•	creating the legal structure in Chile for the entity that will carry out the operations.

Mongolia

On September 6, 2007, we entered into a Memorandum of Understanding with Shunkhali Energy, a Mongolian company, under which we have the right to purchase a 90% interest in Shunkhali Energy.  Shunkhali Energy won a bidding round for petroleum exploration in Mongolia for Block XXIII.  This Memorandum of Understanding is not binding and depends on the occurrence of certain events.  As a result, we may not be able to obtain or may decide not to obtain this 90% interest in Shunkhali Energy.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies:

Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph in their audit report issued in connection with our financial statements for the year ended December 31, 2007, which refers to our recurring operating losses since inception which raise a substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of any equity or debt offerings, cash on hand, licensing fees or sales of assets, including the sale of interests in our subsidiaries or joint ventures.  If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to acquire additional licenses or further progress along our business plan. In addition, we could be forced to reduce or discontinue exploration and development efforts and forego attractive business opportunities to improve our liquidity to enable us to continue operations.

Recently Issued But Not Yet Adopted Accounting Pronouncements Affecting Us

FASB Statement No. 141 (R), Business Combinations, an amendment of FASB Statement No. 141 (“SFAS 141(R)”) In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 141(R), Business Combinations, an amendment of FASB Statement No. 141 (“SFAS 141(R)”). As part of the conversion project with the International Accounting Standard Board (IASB) this statement implements new application rules for acquisition accounting such as exclusion of transaction costs from the purchase price allocation and recognition of acquired In-Process Research and Development as an indefinite-lived intangible asset. The standard is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively. Early adoption is not permitted. In the event of a material future acquisition subsequent to the adoption of this standard, a material effect on the Group’s consolidated financial position, results of operations or cash flows may result.

FASB Statement No. 157, Fair Value Measurements (FAS157).  In September 2006, the FASB issued FAS 157, which became effective for us on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the company from the adoption of FAS 157 in 2008 will depend on our assets and liabilities at that time that they are required to be measured at fair value.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Under the provisions of SFAS No. 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are adopting the provisions of SFAS No. 159 effective January 1, 2008. The Group is currently assessing the impact of the adoption of SFAS No. 159.

FASB Statement No. 160. Non-controlling Interests in Consolidated Financial Statements. On December 4, 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact, if any, to the company from the adoption of SFAS in 2009 will depend on the development of our business at that time.

Item 7.  Financial Statements

TABLE OF CONTENTS

       Page

Reports of Independent Registered Public Accounting Firm                                             F-1 and F-2

Consolidated Statements of Operations                                                                                      F-3

Consolidated Balance Sheets                                                                                                        F-4

Consolidated Cash Flow Statement                                                                                              F-5

Consolidated Statements of  Shareholders’ Equity (Deficit)                                                    F-6

Notes to Consolidated Financial Statements                                                                              F-7

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-145736 on Form S-8 of our report dated March 31, 2008, relating to the financial statements of Manas Petroleum Corporation (which report expresses an unqualified opinion on the consolidated financial statements and includes an explanatory paragraph referring to the preparation of the consolidated financial statements assuming that Manas Petroleum Corporation will continue as a going concern) appearing in this Annual Report on Form 10-KSB of Manas Petroleum Corporation for the year ended December 31, 2007.

Deloitte AG

Zurich, Switzerland
March 31, 2008

Member of
Deloitte Touche Tohmatsu

REPORT OF INDEPENDENT REGISTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MANAS PETROLEUM CORPORATION

We have audited the accompanying consolidated balance sheets of Manas Petroleum Corporation (a development stage company) and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity/(deficit) for each of the two years in the period ended December 31, 2007, and for the period from May 25, 2004 (date of inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, and for the period from May 25, 2004 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in exploration and development of oil and gas resources. As discussed in Note 2 to the consolidated financial statements, the Company’s operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte AG

/s/ Roland Müller                                          /s/ Brigitte Auckenthaler
Auditor in Charge

Zurich, Switzerland
March 31, 2008

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended		Period from
			05.25.2004
			(Inception) to
	12.31.2007	12.31.2006	12.31.2007
	USD	USD	USD

OPERATING REVENUES

Other revenues	625,261	-	740,409

Total revenues	625,261	-	740,409

OPERATING EXPENSES

Personnel costs	(5,656,726)	(166,815)	(5,994,135)
Exploration costs	(1,216,510)	(121,425)	(1,374,982)
Depreciation	(15,633)	(12,487)	(46,632)
Consulting fees	(1,400,855)	(980,692)	(3,732,079)
Administrative costs	(5,376,707)	(1,028,291)	(7,492,558)

Total operating expenses	(13,666,431)	(2,309,710)	(18,640,386)

Gain from sale of investment	-	3,864,197	3,864,197
Loss from sale of investment	(900)	-	(900)

OPERATING INCOME / (LOSS)	(13,042,070)	1,554,487	(14,036,680)

NON-OPERATING INCOME / (EXPENSE)

Exchange differences	(66,053)	(8,844)	(88,943)
Interest income	297,140	25,222	343,350
Interest expense	(13,687)	(10,920)	(81,639)

Income / (Loss) before taxes and equity in net income of associate	(12,824,670)	1,559,945	(13,863,912)

Taxes	(826)	(718)	(1,674)
Equity in net loss of associate	-	(24,523)	(24,523)
Minority interest in net income	-	(18,700)	(18,700)

Net income / (loss)	(12,825,496)	1,516,004	(13,908,809)

Weighted average number of outstanding shares, basic and diluted	108,614,213	100,110,400	102,464,307

Basic and diluted earnings / (loss) per share	(0.12)	0.02	(0.14)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	12.31.2007	12.31.2006
	USD	USD

ASSETS

Cash and cash equivalents	8,480,771	1,090,098
Accounts receivable	148,346	48,683
Prepaid expenses	125,923	-

Total current assets	8,755,040	1,138,781

Tangible fixed assets	153,074	3,998
Investment in associate	238,304	238,304
Other non-current assets	62,279	-

Total non-current assets	453,658	242,302

TOTAL ASSETS	9,208,698	1,381,083

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank overdraft	2,305	19,003
Deferred consideration for interest in CJSC South Petroleum	-	193,003
Accounts payable	110,156	70,918
Accrued expenses Albania fees	400,000	-
Accrued expenses VAT	264,984	46,432
Accrued expenses Professional fees	408,862	91,929
Other accrued expenses	168,192	29,303

Total current liabilities	1,354,499	450,588

Loan owed to a shareholder	39,329	409,920

Total non-current liabilities	39,329	409,920

TOTAL LIABILITIES	1,393,828	860,508

Common stock (300,000,000 shares authorized, USD 0.001 par value, 112,156,488 and 80,000,000 shares, respectively, issued and outstanding)	112,156	80,000
Additional paid-in capital	21,550,636	1,466,071
Deficit accumulated during the development stage	(13,904,456)	(1,078,960)
Accumulated other comprehensive income	56,533	53,464

Total shareholders' equity	7,814,870	520,575

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	9,208,698	1,381,083

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENT

	For the year ended		Period from
			05.25.2004
			(Inception) to
	12.31.2007	12.31.2006	12.31.2007
	USD	USD	USD

OPERATING ACTIVITIES

Net income / (loss) for the period	(12,825,496)	1,516,004	(13,914,117)

To reconcile net income / (loss) to net cash used
in operating activities

Minority interest in net income	-	18,700	18,700
Gain from sale of investment	-	(3,864,197)	(3,864,197)
Loss from sale of investment	900	-	900
Equity in net loss of associate	-	24,523	24,523
Depreciation	15,633	12,487	46,632
Exchange differences	66,053	8,844	88,943
Decrease / (increase) in receivables	(220,393)	86,833	(269,075)
Decrease / (increase) in other non-current assets	(62,279)	-	(62,279)
(Decrease) / increase in accounts payables	(497,084)	7,247	(426,166)
(Decrease) / increase in accrued expenses	1,002,952	54,302	1,170,616
Stock-based compensation	7,245,289	-	7,245,289

Cash flow from operating activities	(5,274,424)	(2,135,257)	(9,940,230)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(164,425)	(1,100)	(278,748)
Sale of tangible fixed assets and computer software	-	79,326	79,326
Proceeds from sale of investment	-	4,000,000	4,000,000
Acquisition of investment in associate	-	(67,747)	(67,747)

Cash flow from investing activities	(164,425)	4,010,479	3,732,831

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80,019
Issuance of units	13,208,055	-	13,208,055
Cash arising on recapitalization	6,510	-	6,510
Shareholder loan repaid	(370,591)	(2,975,912)	(3,346,503)
Shareholder loan raised	-	915,446	4,653,720
Related company loan raised / (repaid)	-	(240,187)	-
(Decrease) / increase in bank overdraft	(16,698)	19,003	2,305

Cash flows from financing activities	12,827,276	(2,281,650)	14,604,106

Net change in cash and cash equivalents	7,388,427	(406,428)	8,396,707

Cash and cash equivalents at the beginning of the period	1,090,098	1,551,938	-
Currency translation effect on cash and cash equivalents	2,246	(55,412)	63,735

Cash and cash equivalents at the end of the period	8,480,771	1,090,098	8,460,442

Supplement schedule of non-cash investing and financing activities:

Forgiveness of debt by shareholder	-	1,466,052	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	193,003	193,003
Warrants issued to pay placement commission expenses	2,689,910	-	2,689,910

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre-hensive Income (Loss)	Total share-holders' equity / (deficit)	Compre-hensive Income (Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019	-
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)	(678,114)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)	(1,775,233)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052	-
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575	1,427,851

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction	20,110,400	20,110	(356,732)	-	-	(336,622)	-
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289	-
Private placement of Units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997	-
Private placement of Units	10,709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825,227	825	3,521,232	-	-	3,522,057	-
Currency translation adjustment	-	-	-	-	3,069	3,069	3,069
Net loss for the period	-	-	-	(12,825,496)	-	(12,825,496)	(12,825,496)
Balance December 31, 2007	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870	(12,822,427)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007
1.	CORPORATE INFORMATION

The consolidated financial statements of Manas Petroleum Corporation (the “Company”) and its subsidiaries (“the Group”) for the period ended December 31, 2007 were authorized for issue in accordance with a resolution of the directors on March 26, 2008. The Company considers itself as a development stage company since it has not realized any revenues from its planned operations. Accordingly, the Company presents its financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

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

The Group has a focused strategy on exploration and developing oil and gas resources in Central Asia (subsidiaries in Kyrgyz Republic and Republic of Tajikistan) Easter Europe (Albania) and Latin America (Chile).

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007

Operating environment
Kyrgyz Republic & Republic of Tajikistan

In recent years the Kyrgyz Republic and the Republic of Tajikitan have undergone substantial political, economic and social change. As in any emerging market, the Kyrgyz Republic and the Republic of Tajikistan do not possess a well-developed business and regulatory infrastructure that would generally exist in more developed market economies. As a result, operations carried out in the Kyrgyz Republic and the Republic of Tajikistan involve significant risks that are not typically associated with those in developed markets.

Albania

DWM, has signed on July 28, 2007 two production sharing contracts (PSCs) with the Albanian Ministry of Economy, Trade and Industry  covering approximately 3,000 km2. The PSCs were ratified by and approved by the Council of Ministers on November 7, 2007.

Albania has made progress on democracy and the rule of law. Some progress has also been achieved regarding human rights and the protection of minorities, and in strengthening property rights. Albania has continued to play a positive role in maintaining regional stability and has contributed to the conclusion of the regional free trade agreement, CEFTA. On the economic front Albania has made progress towards establishing a functioning market economy. Further considerable reform efforts are needed to enable it to cope over the long term with competitive pressures and market forces within the Union. The level of registered unemployment, though still high, continued to decline. Privatisation gained new momentum in 2007.

However, external deficits widened further, mainly due to difficulties in the energy sector. Shortages of qualified staff and poor infrastructure - including energy supply - hold back the development of a private sector that can make sustained contribution to the country's economic development.

As a result, operations carried out in Albania do not carry the same risk magnitude as in our Central Asian projects. However, operations carried out in Albania continue to involve risks that are not typically associated with those in developed markets.

Chile

On November 14, 2007, a consortium between Manas and Improved Petroleum Recovery won the tender for the Tranquilo block in southern Chile and was awarded an exploration license by the Chilean Mining Ministry.

Mongolia

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

The consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. Our cash balance as of December 31, 2007 was $8,480,771, of which we will use at least $6,100,000 to finance the bank guarantee for the first phase of our work program in Albania, leaving a balance of $2,380,771. The Group’s operating losses since inception were $14,036,680. Based on our expected monthly burn rate per month, we estimate that we have sufficient working capital to fund operations for 4 months.
In order to continue to fund operations after the next four months and implement the growth strategy through the further acquisition of new licenses in particular in Central Asia and the Balkan Region as well as to finance continuing operations, the Group will require further funds. These funds will be raised through additional equity financing.

We are currently in negotiations for a $50 million financing, which we expect to be completed by the end of May 2008. Additionally, we are in negotiations for an immediate mezzanine tranche of $3-5 million in debt. This financing round is expected to be completed by April 30, 2008, which will allow us to fund our operations through to the planned $50million financing. If we are not able to raise the required funds we would consider to farm-out our Albanian project in order to reduce our financial commitments.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007
3.	ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Scope of consolidation

The consolidated financial statements include Manas Petroleum Corporation and all companies in which Manas Petroleum Corporation directly or indirectly controls (over 50% of voting interest). The companies included in the consolidation are listed in Note 7.

Investments in which the Company exercises significant influence, but not control (generally 20 to 50 percent ownership) are accounted for using the equity method.  The Group’s share of earnings or losses is included in consolidated net income and the Group’s share of the net assets is included in long-term assets.

Principles of consolidation

The annual closing date of the individual financial statements is December 31, with all cost and income items being reported in the period to which they relate. Intercompany income and expenses, including unrealized gross profits from internal Group transactions and intercompany receivables, payables and loans, have been eliminated. Companies acquired or divested in the course of the year are included in the consolidated financial statements as of the date of purchase respectively up to the date of sale.

Minority interests in the net assets of consolidated subsidiaries are identified separately from the Group’s equity therein. Minority interests consist of the amount of these interests at the date of the original business combination and the minority’s interest in equity since the date of acquisition. Losses applicable to the minority interest in excess of the minority’s interest in the sub-sidiary’s equity are allocated against the interests of the Group except to the extent that the minority has a binding obligation and is able to make an additional investment to cover the losses.

Foreign currency translation

The consolidated financial statements of the Group are presented in US dollars (USD). The parent Company’s functional currency is the US dollar (USD).

Generally, the local currency is used as the functional currency.  The Company’s Swiss subsidiary DWM Petroleum AG changed its functional currency from the Swiss Franc (CHF) into the US dollar (USD) as of January 1, 2007. The change in functional currency was triggered by the signing of an agreement with Santos. Subsequent to the signing of the agreement the majority of the Groups transactions were denominated in USD. Transactions are recorded using the exchange rate at the time of the transaction. All resulting foreign exchange transaction gains and losses are recognized in the Group’s statement of operations.

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

Average Rates	2007	2006	2005
	TJS	CHF	CHF
USD	3.4427	1.2536	1.2458

Balance Sheet period-end rates	2007	2006	2005
	TJS	CHF	CHF
USD	3.4649	1.2198	1.3179
TJS = Tajikistan Somoni

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less (petty cash, bank balances and fiduciary deposits).

Accounts receivable and prepaid expenses

This includes receivables from third parties, value added taxes, withholding taxes, loans to employees, prepaid expenses for goods and services not yet received as well as income from the current year that will not be received until the following year. The carrying amount of these assets approximates their fair value. There is currently no reserve for bad debt.

Tangible fixed assets, computer software and depreciation

Tangible fixed assets (office equipment, vehicles, furniture and leasehold improvements) and computer software are recorded at cost and are depreciated on a straight-line basis over the following estimated useful lives:

Office equipment	4 years
Vehicles	5 years
Furniture	5 years
Leasehold improvements	5 years
Computer software	2 years

Tangible fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying value of a long-lived asset or asset group is considered to be impaired when the undiscounted expected cash flows from the asset or asset group are less than its carrying amount.  In that event, an impairment loss is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined based on quoted market prices, where available, or is estimated as the present value of the expected future cash flows from the asset or asset group discounted at a rate commensurate with the risk involved.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007

Leased assets

Assets acquired under capital leases are capitalised and depreciated in accordance with the Group’s policy on property, plant and equipment unless the lease term is shorter.

Rentals payable under operating leases are charged to the income statement on a straight line basis.

Current liabilities

Current liabilities include current or renewable liabilities due within a maximum period of one year. Current liabilities are carried at their nominal value, which approximates fair market value.

Non-current liabilities

Non-current liabilities include all known liabilities as per year end, which can reliably be quantified with a due date of at least one year after the date of the balance sheet. Non-current liabilities are initially recorded at fair value and are subsequently carried at amortized cost.

Taxes

Taxes on income are accrued in the same period as the revenues and expenses to which they relate.

Deferred taxes are calculated on the temporary differences that arise between the tax base of an asset or liability and its carrying value in the balance sheet of the Group companies prepared for consolidation purposes, with the exception of temporary differences arising on investments in foreign subsidiaries where the Group has plans to permanently reinvest profits into the foreign subsidiaries.

Deferred tax assets on tax loss carry-forwards are only recognized to the extent that it is probable that future profits will be available and the tax loss carry-forward can be utilized.

Changes to tax laws or tax rates enacted at the balance sheet date are taken into account in the determination of the applicable tax rate provided that they are likely to be applicable in the period when the deferred tax assets or tax liabilities are realized.

The Group recognizes the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on examination by the tax authorities. The benefit recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Group adjusts its recognition of these uncertain tax benefits in the period in which new information is available impacting either the recognition of measurement of its uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized as income tax expense.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007

Revenue Recognition

Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Group and the revenue can be reliably measured. The Group’s revenue consists of consulting fees from contracts with fees based on time and materials and are recognized as the services are performed and amounts are earned.  We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

Exploration and evaluation costs

For exploration and evaluation costs the successful efforts method is applied.  All current costs represent geological and geophysical exploration costs and have therefore been charged to the statement of operations as incurred.

Related parties

Parties are considered to be related if one party directly or indirectly controls, is controlled by, or is under common control with the other party, if it has an interest in the other party that gives it significant influence over the party, if it has joint control over the party, or if it is an associate or a joint venture. Senior management of the company or close family members are also deemed to be related parties.

Pension plans

In accordance with Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), the Group recognizes the funded status of the defined benefit plans in the balance sheet. Actuarial gains and losses are fully recognized in the statement of operations of the respective period.

Stock based compensation

The Group accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Stock-based compensation costs are recognized in earnings using the fair-value based method for all awards granted. Compensation costs for unvested stock options and awards that were outstanding as at December 31, 2007 are recognized in earnings over the requisite service period based on the grant-date fair value of those options and awards. Fair values of awards granted under the share option plans are estimated at grant or purchase dates using a Black-Scholes option pricing model. The model input assumptions are determined based on available internal and external data sources. The risk free rate used in the model is based on the US treasury rate for the expected contractual term. Expected volatility is based on a weighted basket of historic peer group data.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007
4.	NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 141(R), Business Combinations, an amendment of FASB Statement No. 141 (“SFAS 141(R)”). As part of the conversion project with the International Accounting Standard Board (IASB) this statement implements new application rules for acquisition accounting such as exclusion of transaction costs from the purchase price allocation and recognition of acquired In-Process Research and Development as an indefinite-lived intangible asset. The standard is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively. Early adoption is not permitted. In the event of a material future acquisition subsequent to the adoption of this standard, a material effect on the Group’s consolidated financial position, results of operations or cash flows may result.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS157”).  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities, expands the required disclosures about fair value measurement and is applicable whenever other standards require assets or liabilities to measured at fair value. However, it does not expand the use of fair value in any circumstances. SFAS 157 is effective for financial instruments in fiscal years beginning after November 15, 2007 and for all other assets and liabilities in fiscal years beginning after November 15, 2008. The Group does not believe that the adoption of this statement related to financial instruments will have a material effect on the Group’s consolidated financial position, results of operations or cash flows. The Group is currently in the process of assessing the impact of the adoption of this statement related to non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Under the provisions of SFAS No. 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are adopting the provisions of SFAS No. 159 effective January 1, 2008. The Group is currently assessing the impact of the adoption of SFAS No. 159.

FASB Statement No. 160. Non-controlling Interests in Consolidated Financial Statements. On December 4, 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact, if any, to the company from the adoption of SFAS in 2009 will depend on the development of our business at that time.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007
5.	CASH AND CASH EQUIVALENTS

	USD (held in USD)	USD (held in EUR)	USD (held in CHF)	USD (held in other currencies)	USD TOTAL 2007	USD TOTAL 2006
Bank and postal accounts	7,632,292	796	843,196	4,487	8,480,771	1,090,098
Cash and Cash Equivalents	7,632,292	796	843,196	4,487	8,480,771	1,090,098

Cash and cash equivalents are available at Group’s own disposal and there is no restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with highly credit rated financial institutions. The carrying amount of these assets approximates their fair value.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007
6.	TANGIBLE FIXED ASSETS

2006	Office Equipment & Furniture	Vehicles	Leasehold Improvements	Total
	USD	USD	USD	USD
Cost at January 1	42,695	61,424	6,223	110,341
Additions	1,107	-	-	1,107
Disposals	(38,366)	(61,424)	(6,223)	(106,012)
Cost at December 31	5,436	-	-	5,436.44

Accumulated depreciation at January 1	(6,364)	(8,208)	(1,340)	(15,912)
Depreciation	(4,298)	(8,208)		(12,506)
Disposals	9,224	16,416	1,340	26,980
Accumulated depreciation at December 31	(1,438)	-	-	(1,438)

Net book value at December 31	3,998	-	-	3,998

2007	Office Equipment & Furniture	Vehicles	Leasehold Improvements	Total
	USD	USD	USD	USD
Cost at January 1	5,436	-	-	5,436
Recapitalization transaction (Note 1)	3,407	-	-	3,407
Additions	69,001	53,000	42,424	164,425
Disposals	-	-	-	-
Cost at December 31	77,845	53,000	42,424	173,269

Accumulated depreciation at January 1	(1,438)	-	-	(1,438)
Recapitalization transaction (Note 1)	(3,123)	-	-	(3,123)
Depreciation	(5,909)	(9,000)	(724)	(15,633)
Disposals	-	-	-	-
Accumulated depreciation at December 31	(10,471)	(9,000)	(724)	(20,195)

Net book value at December 31	67,374	44,000	41,700	153,074

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007

7.	STOCK COMPENSATION PROGRAM

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

The fair value of all of the options was determined using the Black-Scholes option pricing model using a 6-year expected life of the option, a volatility factor of 50%, a risk-free rate of 5.0% and no assumed dividend rate. The options are vested on a straight line basis.

At the end of December 31, 2007 Manas recorded a total charge of USD 4,278,089 in respect of the equity awards granted under the stock option plan. Of this charge, USD 3,937,485 and USD 340,604 were recorded in personnel costs and consulting fees respectively.

8.	WARRANTS

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

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007

9.	RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
	Country	31 Dec 2007	31 Dec 2006
DWM Petroleum AG, Baar 1)	Switzerland	100%	(Note 1)
Manas Petroleum AG, Baar 2)	Switzerland	100%	-
JSC South Petroleum Company, Jalalabat 3)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe 4)	Rep of Tajikistan	90%	90%

1) Including Branch in Albania
2) Founded in 2007
3) JSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
4) CJSC Somon Oil Company was founded by DWM Petroleum AG

The ultimate owner of the Group is the management of the Group (59%). Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

On October 4, 2006 a contract was signed with Santos International Holdings PTY Ltd. to sell a 70% interest in JSC South Petroleum Company, Jalalabat for a payment of $4,000,000, a two phase work program totalling $53,500,000 (Phase 1: $11,500,000, Phase 2: $42,000,000), additional working capital outlays of $1,000,000 per annum and an earn-out of $1,000,000 to be settled in shares of Santos International Holdings PTY Ltd if Santos elects to enter into Phase 2 of the work program. If Santos does not exercise the option to enter into Phase 2, the 70% interest is returned to DWM at no cost.

In the event Santos spends in excess of $43,000,000 on the appraisal wells, the Company would be obligated to pay 30% of the excess expenditure.

The transaction with Santos was completed November 13, 2006. The Consolidated Financial Statements of the Group include the operational results of JSC South Petroleum Company, Jalalabat until November 13; for the balance of the year, the investment in this company qualified as an associate and was accounted for applying the equity method.

JSC South Petroleum Company summarized financial information:
The following summarized financial information (in USD thousand) as of December 31, 2007 and 2006 and for the period from January 1 to December 31, 2007 and 2006 is presented for JSC South Petroleum Company which is an equity method investee that is not consolidated:

(in USD thousands)	2007	2006
Current assets	498	90
Non-current assets	135	62
Current liabilities	38	38
Non-current liabilities	1500	35
Gross revenues	0	0
Gross profit	0	0
Loss from continuing operations	989	98
Net loss	989	98

On December 7, 2006 the Company entered into a Farm-In Agreement with Kyrgyz NefteGaz to purchase 50% of their 10% interest in CJSC South Petroleum Company for KGS 10,005,000 (USD 241,375). At title transfer, the Company paid KGS 2,005,000 (USD 48,372) and within 1 year after the transaction date the balance of KGS 8,000,000 (USD 193,003) was due. This balance was fully paid prior to the due date. According to the Farm-In Agreement DWM must carry the exploration costs of Kyrgyz NefteGaz if a discovery is made and is commercially viable.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007

CJSC Somon Oil (Tajikistan) – (“Somon”)

On December 10, 2007 DWM Petroleum AG (100% subsidiary of Manas) (DWM) & Santos International Ventures Pty Ltd. (Santos) entered into an Option Agreement under which Santos has a unilateral option to elect for the those parties to execute at a later stage, a Farm In Agreement  For a 70% interest in DWM’s “West” (area Navobod-Obchai Kalacha) Tajikistan License and a proposed North Tajik licence. Manas expects the North Tajik Licence to be granted to Somon in the near future.

Under the Option Agreement Santos will pay an amount equivalent to the seismic acquisition costs in the Tajik area approximately USD1.3 million in consideration for a call option to farm in to Somon's prospecting licences. The Option may be exercised by Santos any time during the option period. The option period commences on the date of the option agreement and expires after 6 months unless extended due to certain conditions not being met. The conditions to be met are as follows:

1.	Somon must have been granted exclusive rights to develop any field development covered by the Petroleum Licenses;
2.	A royalty or profit sharing agreement is entered into between Somon and the Tajik Authorities; and
3.	Santos must have Board approval.

Santos has only a period of 3 months after (1) and (2) above are satisfied, to satisfy (3) above.

In connection with the option agreement, DWM’s subsidiary Somon has entered into a seismic agreement with Saratovneftegeofizika (SNG) under which SNG is to carry out approximately 110 km of 2d seismic acquisition in Tajikistan (Seismic Agreement). The Seismic Agreement underlies the option agreement and is designed to meet a condition set by the Tajik authorities, whereby once work has commenced in the West licence, an additional licence area, the North Tajik license, may be granted to Somon.

In the event that Santos elects to exercise its option, Somon, DWM and Santos will execute the Farm-in Agreement under which future funding obligations are set out over three phases. Santos obligations will include costs associated with the acquisition of additional 2d seismic (Phase 1), the drilling of a number of exploration wells (Phase 2) and further appraisal drilling (Phase 3). Santos may elect to withdraw at the completion of Phase 2.

The following table provides the total amount of transactions, which have been entered into with related parties for the relevant financial year:

Board of directors	01.01.-12.31.07	01.01.-12.31.06
	USD	USD
Payments to a director for office rent	115,210	95,721
Payments to related companies controlled by directors for rendered consulting services	187,769	408,740

	12.31.07	12.31.06
	USD	USD
Loan from a director	39,329	409,920

The loans granted from related parties are perpetual loans with indefinite maturity and bear interest based on market conditions. Consulting services by related parties are performed for a fee. The agreement with the company controlled by the director was cancelled on August 31, 2007.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007

10.	TAXES

	Year ended 12.31.2007
	USD	USD
Current tax expense	(826)	(718)

Tax expense for the year	(826)	(718)

Domestic income tax is calculated at 35% for 2007 (United States) and at 16.2% for 2006 (Switzerland) of the estimated assessable profit for the year.
Taxation for other jurisdictions is calculated at the rates prevailing in the relevant jurisdictions.

The total change for the year can be reconciled to the accounting profit as follows:

	Year ended 12.31.2007
	USD	USD

Income / (loss) before tax	(12,824,670)	1,559,945

Tax benefit/(expense) at the domestic income tax rate (2007 USA - 35%, 2006 Switzerland - 16.2%)	4,488,634	(245,593)
Non-deductible stock compensation expense	(2,535,851)	-
Valuation allowance (increase)/decrease	(1,738,609)	245,593
Differences in tax rates	(214,174)	-
Other tax effects	(826)	(718)

Effective tax expenses for the year	(826)	(718)

The Group changed its domestic tax domicile from Switzerland to the United States in April 2007 (change of tax domicile of the ultimate Parent of the Group).

Maturity of tax-deductible loss carry forward:

USD
2014	2,998,493
2026	869,600
2027	2,709,979
Total tax-deductible loss carry forward	6,578,072

Deferred tax assets:

	2007	2006
	USD	USD
Deferred tax assets from operating loss carry forwards	1,738,609	-

Valuation allowance for deferred tax assets	(1,738,609)	-

Total deferred tax assets	-	-

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria under SFAS 109, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance.

As of January 1, 2007, the Group adopted FIN 48 and the effect of adoption was not material. As of January 1, 2007 and as of December 31, 2007 the total uncertain tax positions were zero. We have not identified any tax positions for which it is reasonably possible that a significant change will occur during the next 12 months.

The Group files taxes in Switzerland and the United States of America.  The years open to examination are 2006 and 2007.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007
11.	ISSUED CAPITAL AND RESERVES

Shares Manas Petroleum Corporation	31 Dec 2007	31 Dec 2006
Total number of authorised shares	300,000,00	80,000,000
Total number of fully paid-in shares	112,156,488	80,000,000
Par value per share (in USD)	0.001	0.001
Total share capital (in USD)	112,156	80,000

All shares are common shares. There are no different share categories. The shares are quoted on a stock exchange.

12.	COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Kyrgyz Republic, Republic of Tajikistan and Albania)

In the ordinary course of business, the associate / subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan and Albania may be subject to legal actions and complaints. Management believes that the ultimate liability, if any, arising from such actions or complaints will not have a material adverse effect on the financial condition or the results of future operations of the associate / subsidiaries in the Kyrgyz Republic, Republic of Tajikistan and Albania. At December 31, 2007 there have been no legal actions threatened or actual against the associate / subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan and Albania.

Management believes that the associate / subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan and Albania are in substantial compliance with the tax laws affecting its operations. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007

License agreements held by CJSC South Petroleum Company  (Kyrgyz Republic)

According to the new updated Licenses the minimum investments are as follows:

License Name	Years 2007 - 2008		Years 2009 - 2010
	KGS	USD	KGS	USD
Tuzluk	14,750,000	409,722	14,400,000	400,000
West Soh	10,000,000	277,778	7,400,000	205,556
Nanay	5,480,000	152,222
Naushkent	3,500,000	97,222
Soh	15,250,000	423,611	14,400,000	400,000

License agreements held by CJSC Somon Oil  (Republic of Tajikistan)

According to the License Agreement the minimum investment is as follows:

License Name	2007	2008	2009	2010	2011	2012	2013
	USD	USD	USD	USD	USD	USD	USD
West License	410,000	720,000	1,500,000	1,780,000	3,550,000	4,510,000	2,530,000

License agreements held by DWM Petroleum AG Albania Branch

According to the signed Production Sharing Contracts (PSCs) the minimum investment is as follows:

Each PSC covers two blocks and sets out minimum work and expenditure requirements for three phases.  The programs for each set of blocks are mostly identical.  If all three phases under the agreements are completed, they will take seven years to complete and will require a minimum expenditure of $15,620,000 for each set of blocks if we complete all three phases.

Production Sharing Contract	Years 2008 - 2011	Year 2012 - 2013	Year 2014 - 2016
	USD	USD	USD
PSC 1 (Block A&B)	3,020,000	6,300,000	6,300,000
PSC 2 (Blocks D&E)	3,050,000	6,300,000	6,300,000

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007

Chile Project (Joint Consortium IPR –Mans Petroleum Corp.)

On November 21, 2007, our consortium was awarded the onshore Tranquilo Block by ENAP (Empresa Nacional del Petróleo-Chile) in the first exploration round in Chile, although this award has yet to be memorialized in a final document with the Chilean Ministry. The block, the largest among the 10 exploration blocks offered (6,760 km2) is situated in the Magallanes Basin in the southern part of Chile, with high exploration potential acreage with fields and infrastructure nearby. We anticipate the contract with the government of Chile (“CEOP”) to be finalized in the coming months.  It should set out three exploration periods of three, two and two years, respectively, and a production period of 25 years. The minimum exploration commitment by the Manas-IPR Consortium in Phase I will be US$ 14.36 million, of which we will be responsible for half of this commitment and IPR will be responsible for the other half. IPR is the designated operator of the block. The total minimum outlay for the exploration project in Chile will be $33,200,000, of which we will be responsible for half of this commitment and IPR will be responsible for the other half.

The Group has entered into operating leases as lessee for three cars for related parties. Expenses for these items totalled USD 25’972 for the period from January 1, 2007 to December 31, 2007 (USD 9,207 in 2006). Future net lease payments are:

	2007	2006
	USD	USD
Within 1 year	41,530	9,948
Between 2 and 5 years	86,299	4,972
After 5 years	-	-
Total future commitments	127,829	14,920

13.	PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

	2007	2006
	USD	USD
Wages and salaries	5,626,449	142,902
Social security contributions	55,387	19,038
Pension fund contribution	35,478	4,076
Pension surplus	(62,279)
Other personnel expenses	1,691	799
Total Personnel Costs	5,656,726	166,815

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007

Defined Benefit Plan

The Company maintains a Swiss defined benefit plans for 2 of its employees since the 4th quarter of 2007. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in legally distinct and independent collective trust fund which serves various unrelated employers. The fund’s benefit obligations are fully insured by AXA Winterthur Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

The actuarial valuation was carried out as of December 31, 2007. The amounts recognized in the Consolidated Balance Sheets, shown in other non-current assets, as at December 31, 2007 were determined as follows:

12/31/2007
USD
Fair value of plan assets	76,009
Projected benefit obligation	-13,730

Net asset in balance sheet	62,279

The following table provides the weighted average assumptions used to calculate net periodic benefit cost and the actuarial present value of projected benefit obligations:

Assumptions at Year-End	12/31/2007

Discount rate	3.50%
Expected rate of return on plan assets	2.75%
Salary increases	1.00%

Future benefits, to the extent that they are based on compensation, include assumed salary increases, as presented above, consistent with past experience and estimates of future increases in the Swiss industrial labor market.

Net periodic pension cost has been included in the Company’s results as follows:

Pension Costs	12/31/2007
USD

Net service cost	6,175
Interest cost	132
Expected return on assets	-1,016
Amortization of net (gain)/loss	0

Net periodic pension cost	5,290

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the two years ended December 31, 2007

The defined benefit plan has been established during the fourth quarter of the 2007 financial year. Therefore the amounts recognized and presented above fully reflect the movements, the changes in the obligations (starting with Nil) and the plan assets (starting with Nil) in 2007.

100% of the assets are held under the collective contract by the plan’s insurer AXA Winterthur Insurance Company and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Group in respect of the pension plan as of December 31 were as follows:

USD

Employer contributions

2008	13,812

Expected future benefit payments

2008	-
2009	-
2010	-
2011	-
2012	-

14.	EARNINGS PER SHARE

Earnings / (loss) per share is calculated as Net income / (loss) for the year ended on December 31, 2006 and 2007 divided by 100,110,400 and 108,614,213 outstanding shares, respectively.

15.	SEGMENT INFORMATION
The chief operating decision maker ("CODM") is the Group CEO.  Neither the CODM, management, nor the directors receive disaggregated financial information about the locations in which exploration is occurring.  Therefore, the Group considers that it has only one reporting segment.  The majority of our long lived assets are located in Switzerland.

16.	SUBSEQUENT EVENT

No subsequent events have occurred, which are expected to have a material effect on the Company’s accounting policies or financial statements.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A Controls and Procedures

Management’s Annual Report on Internal control over Financial Reporting

The management of Manas Petroleum Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 for Manas Petroleum Corp. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness or our internal control over financial reporting based principally on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Date: March 31, 2008

/s/Thomas Flottmann	/s/ Rahul Sen Gupta
Thomas Flottman	Rahul Sen Gupta
Chief Executive Officer	Chief Financial Officer

Item 8A(T).  Controls and Procedures

(a) Disclosure Controls and Procedures.

As of the end of the year ended December 31, 2007, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". Our Chief Executive Officer and our Chief Financial Officer conducted this evaluation.

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

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls.

We recognize that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected.  However, the Chief Executive Officer and Chief Financial Officer believe that our system of disclosure controls and procedures provides reasonable assurance of achieving their objectives.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

Prior Events
Under the Farm-In Agreement signed between Santos International Holdings PTY LTD and DWM Petroleum AG, a 100% subsidiary of Manas Petroleum Corporation, on October 4, 2006, DWM agreed to write off a loan and all interest thereon owed by CJSC South Petroleum Company (“South Petroleum”) prior to the completion of the agreement. Subsequently the Company found that they and South Petroleum had written off the intercompany loan after the transaction date. Accordingly, the Company has corrected the disclosure of South Petroleum’s net loss for the period to reflect the forgiveness of the loan prior to the sale and prepared and filed a restated Form 8-K/A#1 to so reflect.

Consequently, management determined that their disclosure controls and procedures were not effective for the year ended December 31, 2006 and for the period from January 1 to September 30, 2007. Consequently, management has employed additional personnel with US GAAP knowledge and has adopted additional procedure in order to ensure that interpretation and decision regarding complex accounting and financial reporting issues are properly and in a timely manner dealt with.

Current Period – December 31, 2007
Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of improved controls and procedures, as of the year ended December 31, 2007, that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required being included in our current and future periodic SEC filings.

(iv) No Attestation Report

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  The evaluation of our Chief Executive Officer and Chief Financial Officer was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(b) Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the last fiscal quarter of 2007 that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Item 8B.  Other Information

None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.

Identification of Officers and Directors

All of our Directors hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  Our Board of Directors appoints our officers, and they hold office until their death, resignation or removal from office. Our Directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Heinz Scholz	Chairman of the Board	65	April 10, 2007
Thomas Flottmann (1)	Chief Executive Officer	50	February 8, 2008
Rahul Sen Gupta (2)	Chief Financial Officer	37	February 8, 2008
Alexander Becker (3)	Director, Chief Executive Officer, Director, New Ventures	48	April 10, 2007
Peter-Mark Vogel (4)	Director, Chief Financial Officer, Director, Finance	43	April 10, 2007
Michael Velletta *	Director	51	April 10, 2007
Neil Maedel	Director	49	June 1, 2007
Yaroslav Bandurak	Chief Technology Officer	36	April 10, 2007
Erik Herlyn	Chief Operating Officer	39	June 25, 2007
* independent director

(1)  On December 1, 2007, we entered into an Employment Agreement with Mr. Flottmann pursuant to which he agreed to become our Chief Executive Officer in exchange for a compensation arrangement including the granting of stock options, some of which vested immediately.  Mr. Flottmann became our Chief Executive Officer on February 8, 2008.

(2)  On February 1, 2008, we entered into an Employment Agreement with Mr. Sen Gupta pursuant to which he agreed to become our Chief Financial Officer in exchange for a compensation arrangement including the granting of stock options, some of which vested immediately.  Mr. Sen Gupta became our Chief Financial Officer on February 8, 2008.

(3)  On February 8, 2008, Mr. Becker resigned as our Chief Executive Officer and was appointed to the executive officer position of Director, New Ventures.

(4)  On February 8, 2008, Mr. Vogel resigned as our Chief Financial Officer and was appointed to the executive officer position of Director, Finance.

Officer Biographies

Heinz Jurgen Scholz, Chairman. Mr. Scholz earned his Engineering degree in 1975 and MSc equivalent in Physics in 1979 at University (Bremen) Engineer for Electro Technology, University for Technology (Bremen). From 1979 to 1996, he was the CEO and Chairman of the Board of HS Ingenieur Planung GmbH whose main focus was the planning and development of factories in the former Soviet Union. HS Ingenieur Planung GmbH also developed various projects on behalf of major international companies in the Middle East. Under his direction, HS Ingenieur Planung GmbH supplied a telecommunications network and production-facilities in the Soviet Union. HS Ingenieur Planung GmbH also negotiated the sale of the Russian army’s East German telecommunication network to Deutsche Telekom, Germany. In the Soviet Union, HS Ingenieur Planung GmbH also built a housing development project for the Russian army near Moscow. Since 1994, he has held the position of CEO and Chairman of the Board of Varuna AG. Varuna’s objective is the investment and exploration of natural resources in the CIS States and Brazil. Since 2004, he has acted as the CEO and Chairman of the Board for DWM Petroleum AG, which deals in the exploration, exploitation and the trade of raw-materials.

Thomas Flottmann, Chief Executive Officer.  Mr. Flottmann was most recently a senior geologist at Santos Limited.  He completed his Ph.D. in conjunction with West Germany's continental deep drilling program. He held several post-doctoral positions in Australia focusing on the analysis of fold-thrust belts and their hydrocarbon and mineral prospectivity. Mr. Flottmann was the principal structural advisor to CRA Limited (now RioTinto PLC) from 1994 to 1997 working on oil and gas as well as mineral exploration. Most recently Mr. Flottmann was a senior staff geoscientist and specialist advisor across all business units to Santos Limited. He has worked in oil and gas exploration and development in Australia, Egypt, Central Asia, Indonesia, East Timor, Papua New Guinea, Gulf of Mexico and in Iran where he led a team evaluating the remaining prospectivity in parts of the prolific Dezful Embayment.

Rahul Sen Gupta, Chief Financial Officer.  Mr. Sen Gupta completed his Masters of Economics majoring in finance and political economics in 1997 at the University of Zurich, Switzerland after studying Computer Engineering at the Swiss Federal Institute of Technology (ETH), Switzerland. Mr. Sen Gupta is also a Charted Financial Analyst (CFA). Most recently Mr. Sen Gupta was a Managing Director at Bank Sal Oppenheim where he was in charge of the Swiss Equity Research Team and was the deputy head of Bank Sal. Oppenheim's global equity research team. He was further a member of the Global Equity Management Committee of Sal. Oppenheim Group. Mr. Sen Gupta has a strong background in finance and investment banking which he gained through working at various investment houses such as Credit Agricole Indosuez Cheuvreux and Bank Julius Bär & Co. Before joining the equity side, Mr. Sen Gupta was working in the derivatives field, responsible for constructing, pricing and partly hedging/trading options.

Alexander Becker, Director, Director, New Ventures. Dr. Becker received his PhD from Frunze, USSR Academy of Science in 1987 and his MSc from Tomsk University, USSR, in 1982 specializing in structural geology and tectonophysics focus petroleum exploration tectonics, stratigraphy and regional geology of Central Asia. Dr. Becker served as our Chief Executive Officer from April 2007 until February 2008.  He is the former President of Textonic Consulting from 1998 to 2006 and Cadima Pacific Petroleum from 2000 to 2006. Dr. Becker was Vice President of Exploration of Apex Asia from 1995 to 1997 and a former researcher at the Ramon Science Center, Ben-Gurion University of the Negev (Israel) from 1990 to 1997. From 1982 to 1990, Dr. Becker was the chief geologist of a mapping division of North-Kyrgyz Geological Expedition, Ministry of Geology, USSR. He has published papers in the Journal of Structural Geology, Tectonophysics, Geology, Bulletin of American Geological Society, International Geology Review, and Journal of Hydrology. He was awarded the Peres Greder Prize from the Israel Geological Society in 1995. In 1988 and 1989, Dr. Becker won the award of Best Mapping Geologist of Kyrgyzstan.

Peter-Mark Vogel, Director, Director, Finance. Mr. Vogel received his degree in Business Administration and Economics from the University of Zurich, Switzerland in 1992. He received his MBA from the University of Chicago, Graduate School of Business in 2003. Mr. Vogel served as our Chief Financial Officer from April 2007 until February 2008.  Mr. Vogel was employed as a CFA, senior financial analyst at Bank Sal. Oppenheim, Zürich, Switzerland from 2000 to July 2005. He was Vice President of the HSBC Research Department in Guyerzeller, Zurich, Switzerland from 1999 to 2000. From 1998 to 1999, he was Vice President of the Research Department Orbitex Finance. He was a Portfolio Manager and Assistant to the Bank’s Executive Committee for SocieteGenerale from 1995 to 1998. He was Assistant Vice President of SocieteGenerale, Zurich, Switzerland from 1995 to 1998. From 1993 to 1995 he was the Finance and Regulatory Associate and Regulatory Analyst at Merrill Lynch Capital Markets. He has been a member of the Swiss Society of Investment Professionals (SSIP) since 1999 and a member of the CFA Institute, formerly Association of Investment Management and Research (AIMR), since 1999.

Michael Valletta, Director. Mr. Velletta received his LLB degree in Law from the University of Victoria in 1989. In 1990, he was called to the Bar of British Columbia, Canada and presented to the Supreme Court of British Columbia as a Barrister and Solicitor. In addition to engaging in the private practice of law with the law firm of Velletta & Company, Barristers, Solicitors & Notaries, Mr. Velletta serves as a Governor of the Trial Lawyers Association of British Columbia, is a member of the Canadian Bar Association and the International Institute of Business Advisors. Mr. Velletta serves on the Board of Directors of several corporations and is a Governor of the University Canada West Foundation. Mr. Valletta’s law practice focuses on corporate and commercial law and commercial litigation.

Neil Maedel, Director.  From October 2004 to December 2006, Mr. Maedel was a consultant to Eden Energy Corp, a reporting issuer trading on the OTC Bulletin Board, where he assisted in the structuring and completion of various equity and debt financings and building the company’s shareholder base. From October 2003 to August 2004, Mr. Maedel was employed as a research consultant by GM Capital Partners, Ltd. where he evaluated international financial markets and specific companies in the resource sector. From December 2001 to September 2003, he was employed by American Trade and Finance, as Director of Research where he evaluated the broad markets and companies in the resource sector.

Yaroslav Mihailovich Bandurak, Chief Technology Officer. Mr. Bandurak received his college degree from Lvov State University in Lvov, Ukraine, where he subsequently served as a member of the Geology Faculty from 1989 to 1995.  He was the Chief Geologist of Textonic from 2003 to 2004 and Chief Geologist of Cadima Petroleum from 2001 to 2003.  He was a Geologist for Action Hydrocarbons from 2000 to 2001 and the Chief Geologist for South Kyrgyz Geological Expedition from 1995 to 2000.

Erik Edzard Herlyn, Chief Operating Officer. Mr. Herlyn earned his Bachelor of Science at Trinity University Dublin in 1994 and his University degree in Production Engineering at the University of Bremen in 1996. From 1996 to 1999, he worked for Varuna AG in Baar, Switzerland. Varuna’s objective was the investment and exploration of natural resources in the CIS States and Brazil. From 1999 to 2001, Mr. Herlyn worked as a consultant in the petroleum processing industry. Mr. Herlyn provided support for major oil companies in the Americas and Arabic countries in strategic, technical and financial projects. From 2001to 2006, Mr. Herlyn worked for BearingPoint Management Consulting, formerly  KPMG Consulting. Part of his responsibility was the realization of major projects in the finance and petroleum industry. Erik Herlyn was Head of BearingPoint’s  insurance department in Switzerland. From 2006 to 2007, Mr. Herlyn worked for Capgemini Consulting in Switzerland. Mr. Herlyn was Head of the insurance department in Switzerland.

Family Relationships

There are no family relationships between any Director, executive officer or significant employee.

Committees of the Board

Our Board of Directors has the authority to appoint committees to perform certain management and administration functions. Currently, we do not have an independent audit committee, stock option committee, compensation committee or nominating committee and do not have an audit committee financial expert. Our Board of Directors currently intends to appoint various committees in the near future.

Involvement in Certain Legal Proceedings

Our Directors, executive officers and control persons have not been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences),

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or

●
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

As our company is relatively small and a developmental company, we have neither an audit committee of the Board of Directors nor an “audit committee financial expert”, as such term is defined under the Securities Exchange Act. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding our internal controls and procedures, including those pertaining to financial reporting.  In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in light of our current size.

Code of Ethics

On May 1, 2007, our Board of Directors adopted a code of business conduct and ethics policy, the “Code of Ethics”. The adoption of the Code of Ethics allows us to focus our Board of Directors and each Director and officer on areas of ethical risk, provide guidance to Directors to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct and help foster a culture of honesty and accountability.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that during the fiscal year ended December 31, 2007, our directors, officers and 10% holders complied with the filing requirements under Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

The following summary sets forth the cash and other compensation accrued or paid by us for the years ending December 31, 2006 and 2007, respectively.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus	Securities Underlying Options (#)	All other Compensation ($)

Heinz Scholz (Chairman of the Board of Directors)	2007	348,000	None	1,750,000	20,000
	2006	290,000	None	None	None

Dr. Alexander Becker (Chief Executive Officer & Director) (1)	2007	336,000	None	1,750,000	20,000
	2006	192,000	None	None	None

Peter-Mark Vogel (Chief Financial Officer & Director) (2)	2007	336,000	None	1,750,000	20,000
	2006	145,000	None	None	None

Yaroslav Bandurak (Chief Technical Officer	2007	72,500	None	1,500,000	None
	2006	30,000	None	None	None

Erik Herlyn (Chief Operating Officer)	2007	90,000	None	400,000	None
	2006	None	None	None	None

Neil Maedel (Director, Business Development)	2007	120,000	None	1,500,000	8,000
	2006	None	None	None	None

Michael Velletta (Director, General Council)	2007	18,000	None	1,100,000	None
	2006	None	None	None	None

(1)  On February 8, 2008, Mr. Becker resigned as our Chief Executive Officer and was appointed to the executive officer position of Director, New Ventures.

(2)  On February 8, 2008, Mr. Vogel resigned as our Chief Financial Officer and was appointed to the executive officer position of Director, Finance.

Compensation Arrangements

We have employment arrangements with our directors and with our executive officers.  We entered into employment agreements with three of our directors and our executive officers on April 1, 2007, and these agreements, apart from compensation amounts, have similar terms. We entered into a compensation arrangement with another director on April 10, 2007. On June 1, 2007, we entered into an employment agreement with our most recent director.  On December 1, 2007, we entered into an employment with our new Chief Executive Officer which became effective on February 8, 2008.  On February 1, 2008, we entered into an employment agreement with our Chief Financial Officer.

Other than the aforementioned grant and employment agreements, we have no formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Thomas Flottmann Employment Agreement

On December 1, 2007, we entered into an employment agreement with Mr. Thomas Flottmann for an open term commencing February 8, 2008.  As compensation for his employment as Chief Executive Officer, Mr. Flottmann shall receive an annual salary of USD $336,000.  Additionally, Mr. Flottmann shall receive 600,000 stock options, a car lease limited to a total cost of USD$1,000 per month and five weeks paid vacation.

We can terminate Mr. Flottmann without pay if that he takes or fails to take certain actions that are criminal or intentionally damaging to us.  If we actually or effectively terminate Mr. Flottmann without such a good reason or if there is a change of control in our company we must make various salary and bonus based payments to him and provide him with coverage under certain benefit plans.  Additionally, all of his options will immediately vest.

Rahul Sen Gupta Employment Agreement

On February 1, 2008, we entered into an employment agreement with Mr. Rahul Sen Gupta for an open term commencing on February 8, 2008.  As compensation for his employment as Chief Financial Officer, Mr. Sen Gupta shall receive a salary of USD $17,500 per month for the first six months and $20,000 per month thereafter.  Additionally, Mr. Sen Gupta shall receive 400,000 stock options, a car lease limited to a total cost of USD$900 per month and 30 days paid vacation.

We can terminate Mr. Sen Gupta without pay if that he takes or fails to take certain actions that are criminal or intentionally damaging to us.  If we actually or effectively terminate Mr. Sen Gupta without such a good reason or if there is a change of control in our company we must make various salary and bonus based payments to him and provide him with coverage under certain benefit plans.  Additionally, all of his options will immediately vest.

Alexander Becker Employment Agreement

On April 1, 2007, we entered into an Employment and Non-Competition Agreement with Dr. Alexander Becker pursuant to which Dr. Becker agreed to serve as our Chief Executive Officer and member of our Board of Directors. In consideration for the services that Dr. Becker will render pursuant to Dr. Becker’s Employment Agreement, Dr. Becker is entitled to receive an annual base salary of $336,000, stock options to purchase 1,750,000 shares of our common stock at a price of $4.00 per option pursuant to our 2007 Stock Option Plan and a non-accountable automobile and monthly parking allowance of $20,000 per year.

We can terminate Dr. Becker without pay if that he takes or fails to take certain actions that are criminal or intentionally damaging to us.  If we actually or effectively terminate Dr. Becker without such a good reason or if there is a change of control in our company we must make various salary and bonus based payments to him and provide him with coverage under certain benefit plans.  Additionally, all of his options will immediately vest.

Heinz Scholz Employment Agreement

On April 1, 2007, we entered into an Employment and Non-Competition Agreement with Heinz J. Scholz, pursuant to which Mr. Scholz agreed to Serve as the Chairman of our Board. In consideration for the services that Mr. Scholz will render pursuant to Mr. Scholz’s Employment Agreement, Mr. Scholz is entitled to receive an annual base salary of $336,000, stock options to purchase 1,750,000 shares of our common stock at a price of $4.00 per option pursuant to our 2007 Stock Option Plan and a non-accountable automobile and monthly parking allowance of $20,000 per year.

We can terminate Mr. Scholz without pay if that he takes or fails to take certain actions that are criminal or intentionally damaging to us.  If we actually or effectively terminate Mr. Scholz without such a good reason or if there is a change of control in our company we must make various salary and bonus based payments to him and provide him with coverage under certain benefit plans.  Additionally, all of his options will immediately vest.

Peter-Mark Vogel Employment Agreement

On April 1, 2007, we entered into an Employment and Non-Competition Agreement with Peter-Mark Vogel, pursuant to which Mr. Vogel agreed to serve as our Chief Financial Officer and member of the Board. In consideration for the services that Mr. Vogel will render pursuant to Mr. Vogel’s Employment Agreement, Mr. Vogel is entitled to receive an annual base salary of approximately $348,000 (CHF 417,600), stock options to purchase 1,750,000 shares of Manas common stock at a price of $4.00 per option pursuant to our 2007 Stock Option Plan and a non-accountable automobile and monthly parking allowance of $20,000 (CHF 24,000) per year.

We can terminate Mr. Vogel without pay if that he takes or fails to take certain actions that are criminal or intentionally damaging to us.  If we actually or effectively terminate Mr. Vogel without such a good reason or if there is a change of control in our company we must make various salary and bonus based payments to him and provide him with coverage under certain benefit plans.  Additionally, all of his options will immediately vest.

Yaroslav Bandurak Employment Agreement

On April 1, 2007, we entered into an Employment and Non-Competition Agreement with Yaroslav Bandurak, pursuant to which Mr. Bandurak agreed to serve as our Company’s Chief Technical Officer. In consideration for the services that Mr. Bandurak will render pursuant to Mr. Bandurak’s Employment Agreement, Mr. Bandurak is entitled to receive an annual base salary of $63,000 and stock options to purchase 1,500,000 shares of Manas common stock at a price of $4.00 per option pursuant to the 2007 Stock Option Plan.

We can terminate Mr. Bandurak without pay if that he takes or fails to take certain actions that are criminal or intentionally damaging to us.  If we actually or effectively terminate Mr. Bandurak without such a good reason or if there is a change of control in our company we must make various salary and bonus based payments to him and provide him with coverage under certain benefit plans.  Additionally, all of his options will immediately vest.

Michael Velletta Compensation

On April 10, 2007, we granted our director Michael J. Velletta stock options to purchase 1,100,000 shares of Manas common stock at a price of $4.00 per share for a term of 10 years as consideration for his service on the board. Such options shall vest in equal quarterly installment over the three years from the date of the grant.

Neil Maedel Employment Agreement

On June 1, 2007, we entered into an Employment and Non-Competition Agreement with Mr. Neil Maedel whereby he agreed to serve as our Director, Business Development in exchange for an annual base salary of $180,000, stock options to purchase 1,500,000 shares of Manas common stock pursuant to our 2007 Stock Option Plan at a strike price of $4.90 to expire on May 31, 2017 and a non-accountable automobile and monthly parking allowance of $12,000 per year. The term of this agreement is open ended.

Under this agreement, we can terminate Mr. Maedel without pay if he takes or fails to take certain actions that are criminal or intentionally damaging to us.  If we actually or effectively terminate him without such a good reason or if there is a change of control in our company:

•
we must pay him within 30 days of termination all accrued and unpaid compensation, any amounts due as reimbursement for expenses and a lump sum equal to six months of his annual guaranteed salary and the prior year’s bonus,

•	we must provide him, at our expense, for one year after the termination, coverage under all benefit plans in which he participated immediately prior to termination and

•	all of his options will immediately vest.

OUTSTANDING EQUITY AWARDS (OPTIONS) AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Heinz Scholz (Chairman of the Board of Directors)	437,500	1,312,500	$4.00	April 1, 2017

Dr. Alexander Becker (Chief Executive Officer & Director) (1)	437,500	1,312,500	$4.00	April 1, 2017

Peter-Mark Vogel (Chief Financial Officer & Director) (2)	437,500	1,312,500	$4.00	April 1, 2017

Yaroslav Bandurak (Chief Technical Officer	375,000	1,125,000	$4.00	April 1, 2017

Erik Herlyn (Chief Operating Officer)	66,666	333,334	$5.50	June 25, 2017

Neil Maedel (Director, Business Development)	375,000	1,125,000	$4.90	June 1, 2017

Michael Velletta (Director, General Council)	275,000	825,000	$4.00	April 10, 2017

(1)  On February 8, 2008, Mr. Scholz resigned as our Chief Executive Officer and was appointed to the executive officer position of Director, New Ventures.

(2)  On February 8, 2008, Mr. Vogel resigned as our Chief Financial Officer and was appointed to the executive officer position of Director, Finance.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth, as of March 31, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current Directors, our chief executive officer and our four most highly compensated executive officers (other than our chief executive officer) as at December 31, 2006.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(s)	Shares of Common Stock Beneficially Owned (1)	Percentage(2)

Heinz J. Scholz Chairman of the Board Seegartenstrasse 45 8810 Horgen, Switzerland	23,319,949	20.7%
Thomas Flottmann (3) Chief Executive Officer Bahnhofstr. 9 Baar, Switzerland	50,000	*
Rahul Sen Gupta (4) Chief Financial Officer Alte Wollerauerstrasse 36 8832 Wollerau, Switzerland	383,988	0.3%
Alexander Becker (5) Chief Executive Officer, Director, Director, New Ventures 1051 Brickley Close Sidney B.C., Canada	18,513,276	16.4%
Peter-Mark Vogel (6) Chief Financial Officer, Director, Director, Finance Roosweidstrasse 3 8810 Wollerau, Switzerland	18,331,932	16.2%
Michael Velletta (7) Director 4th Floor, 931 Fort Street Victoria B.C. V8V 3K3 Canada	2,366,666	2.1%
Yaroslav Bandurak Chief Technology Officer Moskovskaya Street, H 86/Ap. 38 920020 Bishkek, Kyrgyzstan	2,100,000	1.9%
Neil Maedel Director Jasmine House / Port New Providence Nassau, Bahamas	1,300,000	1.2%
Erik Herlyn Chief Operating Officer Am Rain 11 5210 Windisch, Switzerland	100,000	*
All executive officers and directors as a group	66,465,811	59.3%

(1) Includes shares underlying options that have vested and not been exercised and shares underlying options that will vest within the next 60 days.  Does not include options granted that will not vest within sixty days.
(2) These percentage calculations are based on 112,156,488 shares outstanding as of January 28, 2008 plus shares underlying options that have vested and not been exercised and shares underlying options that will vest within the next 60 days relating to a particular director or officer and, where applicable, the directors and executive officers as a group.
(3)  On December 1, 2007, we entered into an Employment Agreement with Mr. Flottmann pursuant to which he agreed to become our Chief Executive Officer in exchange for a compensation arrangement including the granting of stock options, some of which vested immediately.  Mr. Flottmann became our Chief Executive Officer on February 8, 2008.
(4)  On February 1, 2008, we entered into an Employment Agreement with Mr. Sen Gupta pursuant to which he agreed to become our Chief Financial Officer in exchange for a compensation arrangement including the granting of stock options, some of which vested immediately.  Mr. Sen Gupta became our Chief Financial Officer on February 8, 2008.
(5)  On February 8, 2008, Mr. Becker resigned as our Chief Executive Officer and was appointed to the executive officer position of Director, New Ventures.
(6)  On February 8, 2008, Mr. Vogel resigned as our Chief Financial Officer and was appointed to the executive officer position of Director, Finance.
(7) Includes shares held by Velletta Resources & Technology Corp. of which Mr. Valletta has dispositive and voting control.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Market Information

Our common stock trades on the Over-The-Counter Bulletin Board ("OTCBB") of the NASD. We cannot guarantee that we will be able to maintain this listing. There is little trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

Item 12.  Certain Relationships and Related Transactions

On February 20, 2007, we entered into a consulting agreement with Talas Gold whereby Talas Gold agreed to provide geological consulting services for a monthly fee of $21,166. Talas Gold is a British Columbia corporation controlled by Dr. Alexander Becker, our Chief Executive Officer, one of our Directors and a significant shareholder. The contract may be terminated at any time, subject to a one month notice period.

On September 5, 2005, we entered into a Current Account Agreement with Heinz Scholz to cover the terms of an outstanding loan that he had made to us.  Under the terms of the agreement, either party may borrow from the other up to CHF 1,000,000 (approximately $855,500) for an open-ended term with an interest rate to be reset once a year.  Since January 1, 2006, the largest amount of principal outstanding in the favor of Mr. Scholz on this loan has been CHF 6,182,091.26 (approximately $4,938,956), the amount of principal repaid on this loan was approximately $5,710,425 (of which approximately $1,837,901 was in the form of debt forgiveness) and the amount of interest repaid on this loan was CHF 18,070 (approximately $14,505).  At December, 2007, the total amount outstanding on this loan was approximately CHF 44,525 (approximately $37,758 and the current rate of interest is 0%. Mr. Scholz has not borrowed funds under this arrangement).

On September 5, 2005, we entered into a Current Account Agreement with Varuna AG, a related company belonging to Heinz J. Scholz, to cover the terms of an outstanding loan that Varuna had made to us.  Under the terms of the agreement, either party may borrow from the other up to CHF 1,000,000 (approximately $855,500) for an open-ended term with an interest rate to be reset once a year.  Since January 1, 2006, the largest amount of principal outstanding on this loan has been CHF 313,442 (approximately $242,264), the amount of principal repaid on this loan was CHF 853,244.00 (approximately $681,429) and the amount of interest repaid on this loan was CHF 6,843.15 (approximately $5,482).  This loan has been fully repaid and the agreement has been terminated. Varuna did not borrow funds under this arrangement.

On May 1, 2004, we entered into a Sub-Tenancy Agreement with Dr. Heinz Scholz to rent office space in Switzerland.  Under the terms of the Agreement, we pay Mr. Scholz CHF 15,000 per month (approximately $13,355) for use of the space.  This Agreement is for an indefinite term and may be terminated by either party with three months’ notice.

Item 13.  Exhibits

The following Exhibits are filed with this report:
Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on July 14, 2003)
3.2
Certificate of Amendment of Certificate of Incorporation of Express Systems Corporation filed on April 2, 2007 (changing name to Manas Petroleum Corporation) (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 17, 2007)

3.3	By-Laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on July 14, 2003)
4.1	Form of Share Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed on July 14, 2003)
4.2	Form of Warrant A to Purchase Manas Petroleum Corporation Common Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 17, 2007)
4.3	Form of Warrant B to Purchase Manas Petroleum Corporation Common Stock (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 17, 2007)
4.4	Form of July 31, 2007 Warrants to Purchase Manas Petroleum Corporation Common Stock (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.1	Share Exchange Agreement, dated November 23, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 17, 2007)
10.3	Form of Escrow Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 17, 2007)
10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 17, 2007)
10.5	Alexander Becker employment agreement, dated April 1, 2007 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 17, 2007)
10.6	Heinz Scholz employment agreement, dated April 1, 2007 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on April 17, 2007)
10.7	Peter-Mark Vogel employment agreement, dated April 1, 2007 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on April 17, 2007)
10.8	Yaroslav Bandurak employment agreement, dated April 1, 2007 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on April 17, 2007)
10.9	2007 Omnibus Stock Option Plan (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on April 17, 2007)
10.10	Farm-In Agreement, dated April 10, 2007 (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on April 17, 2007)
10.11	Talas Gold Consulting Agreement, dated February 20, 2007 (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on April 17, 2007)
10.12	Form of Lock-Up Agreement for Affiliates (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on April 17, 2007)
10.13	Form of Lock-Up Agreement for Minority Shareholders (incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on April 17, 2007)
10.14
Employment Agreement between Manas Petroleum Corporation and Neil Maedel as Vice President of Business Development, dated and effective on or about June 1, 2007 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 7, 2007)

10.15	Form of Securities Purchase Agreement for July 31, 2007 private placement (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.16	Form of Amendment to the Securities Purchase Agreement for July 31, 2007 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.17
Sub-Tenancy Agreement, dated October 26, 2006, between Heinz Jurgen Scholz and DWM Petroleum AG (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form SB-2 filed on November 21, 2007)

10.18	Agreement, dated September 5, 2005, between Varuna AG and DWM Petroleum AG (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.19	Agreement, dated September 5, 2005, between Heinz Jurgen Scholz and DWM Petroleum AG (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form SB-2 filed on November 21, 2007)
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to Exhibit 14.1 to our Registration Statement on Form SB-2 filed on November 21, 2007)
21.1	Subsidiaries of Manas Petroleum Corporation CSJC Somon Oil, Dushambe, Tajikistan, 90% interest DWM Petroleum AG, Switzerland
31.1*	Certificate of Chief Executive Officer
31.2*	Certificate of Chief Financial Officer
32.1*	Certificate of Chief Executive Officer
32.2*	Certificate of Chief Financial Officer

* filed herewith

Items 14.  Principal Accountant Fees and Services

Deloitte AG (“Deloitte”) serves as our independent registered public accounting firm as has done so since October 27, 2006. Prior to October 27, 2006, Retreag Revisions AG (“Retreag”) served as our independent public accountants.  We do not have an audit committee.

Audit Fees

Our principal accountant, Deloitte, billed us aggregate fees in the amount of approximately $340,818 for the fiscal year ended December 31, 2007 and $105,755 for the fiscal year ended December 31, 2006. Our previous auditors, Retreag, billed us $0 for audit services for the year ended December 31, 2006. These amounts were billed for professional services for the audit of our annual financial statements and the review of the financial statements included in our current and periodic reports with the SEC.

Audit-Related Fees

The aggregate fees billed for assurance and related services by Deloitte that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2007, including preparation of the Company's prospectus and 8-K filed on April 17, 2007, was $124,257 in 2007 and $0 in 2006.

Tax Fees

 We were not provided any tax compliance advice by Deloitte or the previous auditors, Retreag, in either the fiscal year ended December 31, 2007 or December 31, 2006.

All Other Fees

We were not provided any other services by Deloitte or the previous auditors, Retreag, in either the fiscal year ended December 31, 2007 or December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAS PETROLEUM CORPORATION

/s/Thomas Flottmann	/s/ Rahul Sen Gupta
Thomas Flottmann	Rahul Sen Gupta
Chief Executive Officer	Chief Financial Officer

Date: March 31, 2008	Date: March 31, 2008