Form 10-Q
period 2008-03-31
MANAS PETROLEUM CORP
filed 2008-05-12
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission file number 333-107002

Manas Petroleum Corporation
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1918324 (I.R.S. Employer Identification No.)

Bahnhofstrasse 9,  6341 Baar, Switzerland
 (Address of principal executive offices) (Zip Code)

+41 (44) 718 10 30
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐         No ☑

The number of shares of outstanding common stock of Manas Petroleum Corporation, which is the only class of its common equity, on May 9, 2008, was 113,526,381.

Item 1. Financial Statements

Description	Page No.
FINANCIAL INFORMATION:
Unaudited Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	2
Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2008 and 2007 and for the Period From Inception, May 25, 2004 to March 31, 2008	3
Condensed consolidated Cash Flows Statements for the Three Months Ended March 31, 2008 and 2007 and for the Period From Inception, May 25, 2004 to March 31, 2008	4
Condensed Consolidated Statement of Shareholders’ Equity/(Deficit)	5
Notes to the Condensed consolidated Financial Statements	6

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	03.31.2008	12.31.2007
	USD	USD

ASSETS

Cash and cash equivalents	6,556,581	8,480,771
Accounts receivable	183,170	148,346
Prepaid expenses	99,656	125,923

Total current assets	6,839,406	8,755,040

Tangible fixed assets	168,476	153,074
Investment in associate	238,304	238,304
Other non-current assets	62,279	62,279

Total non-current assets	469,059	453,657

TOTAL ASSETS	7,308,465	9,208,697

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank overdraft	463	2,305
Accounts payable	109,206	110,156
Accrued expenses Albania fees	-	400,000
Accrued expenses VAT	329,144	264,984
Accrued expenses Professional fees	490,894	408,862
Other accrued expenses	160,314	168,192

Total current liabilities	1,090,020	1,354,499

Loan owed to a shareholder	27,979	39,329

Total non-current liabilities	27,979	39,329

TOTAL LIABILITIES	1,118,000	1,393,828

Common stock (300,000,000 shares authorized, USD 0.001 par value, 113,526,381 and 112,156,488 shares, respectively, issued and outstanding)	113,526	112,156
Additional paid-in capital	26,086,846	21,550,636
Deficit accumulated during the development stage	(20,068,062)	(13,904,456)
Accumulated other comprehensive income	58,154	56,533

Total shareholders' equity	6,190,466	7,814,870

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	7,308,465	9,208,697

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		Period from
			05.25.2004
			(Inception) to
	03.31.2008	03.31.2007	03.31.2008
	USD	USD	USD

OPERATING REVENUES

Other revenues	-	-	740,409

Total revenues	-	-	740,409

OPERATING EXPENSES

Personnel costs	(2,565,657)	(21,741)	(8,559,792)
Exploration costs	(261,612)	-	(1,636,594)
Depreciation	(9,684)	(235)	(56,316)
Consulting fees	(2,811,271)	(196,406)	(6,543,350)
Administrative costs	(622,946)	(206,765)	(8,115,505)

Total operating expenses	(6,271,171)	(425,147)	(24,911,557)

Gain from sale of investment	-	-	3,864,197
Loss from sale of investment	-	-	(900)

OPERATING LOSS	(6,271,171)	(425,147)	(20,307,850)

NON-OPERATING INCOME / (EXPENSE)

Exchange differences	61,938	(21,706)	(27,005)
Interest income	49,251	5,375	392,601
Interest expense	(2,686)	(2,149)	(84,325)

Loss before taxes and equity in net loss of associate	(6,162,668)	(443,626)	(20,026,580)

Taxes	(937)	(135)	(2,611)
Equity in net loss of associate	-	-	(24,523)
Minority interest in net income	-	-	(18,700)

Net loss	(6,163,605)	(443,760)	(20,072,414)

Weighted average number of outstanding shares	112,577,994	100,110,400	103,118,891

Basic and diluted loss per share	(0.05)	(0.00)	(0.19)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the three months ended		Period from
			05.25.2004
			(Inception) to
	03.31.2008	03.31.2007	03.31.2008
OPERATING ACTIVITIES	USD	USD	USD

Net loss for the period	(6,163,605)	(443,760)	(20,072,414)

To reconcile net loss to net cash outflow from
operating activities

Minority interest in net income	-	-	18,700
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	-	900
Equity in net loss of associate	-	-	24,523
Depreciation	9,684	235	56,316
Exchange differences	(61,938)	21,706	27,005
Stock-based compensation	4,537,580	-	11,782,869
Increase in receivables	(8,557)	(21,242)	(277,631)
Increase in other non-current assets	-	-	(62,279)
Decrease in accounts payables	(950)	(34,997)	(427,116)
(Decrease) / increase in accrued expenses	(261,686)	(33,667)	908,930

Cash flow from operating activities	(1,949,471)	(511,726)	(11,884,393)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(25,086)	-	(303,834)
Sale of tangible fixed assets and computer software	-	-	79,326
Proceeds from sale of investment	-	-	4,000,000
Acquisition of investment in associate	-	-	(67,747)

Cash flow from investing activities	(25,086)	-	3,707,745

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80,019
Issuance of units	-	-	13,208,055
Cash arising on recapitalization	-	-	6,510
Shareholder loan repaid	(11,350)	(206,739)	(3,357,853)
Shareholder loan raised	-	-	4,653,720
(Decrease) / increase in bank overdraft	(1,842)	3,993	463

Cash flows from financing activities	(13,192)	(202,745)	14,590,913

Net change in cash and cash equivalents	(1,987,749)	(714,471)	6,414,265

Cash and cash equivalents at the beginning of the period	8,480,771	1,090,098	-
Currency translation effect on cash and cash equivalents	63,559	(21,749)	142,316

Cash and cash equivalents at the end of the period	6,556,581	353,878	6,556,581

Supplement schedule of non-cash investing and financing activities:

Forgiveness of debt by shareholder			1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.			193,003
Warrants issued to pay placement commission expenses		2,689,910	2,689,910

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre-hensive Income (Loss)	Total share-holders' equity / (deficit)	Compre-hensive Income (Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019	-
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)	(678,114)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)	(1,775,233)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052	-
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575	1,427,851

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction	20,110,400	20,110	(356,732)	-	-	(336,622)	-
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289	-
Private placement of Units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997	-
Private placement of Units	10,709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825,227	825	3,521,232	-	-	3,522,057	-
Currency translation adjustment	-	-	-	-	3,069	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)	(12,825,496)
Balance December 31, 2007	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870	(12,822,427)

Balance January 1, 2008	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	1,369,893	1,370	4,536,211	-	-	4,537,580	-
Currency translation adjustment	-	-	-	-	1,621	1,621	1,621
Net loss for the period	-	-	-	(6,163,605)	-	(6,163,605)	(6,163,605)
Balance March 31, 2008	113,526,381	113,526	26,086,846	(20,068,062)	58,154	6,190,466	(6,161,984)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three months ended March 31, 2008 and March 31, 2007

Periods Ended March 31, 2008 (Unaudited)
1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (the “Group”) for the three months ended March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Group's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The Company considers itself as a development stage company since it has not realized any revenues from its planned operations. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

The Company, formerly known as Express Systems Corporation, was incorporated in the State of Nevada on July 9, 1988. The Group has a focused strategy on exploration and developing oil and gas resources in Central Asia (subsidiaries in Kyrgyz Republic and Republic of Tajikistan), in the Balkan Region as well as in Latin America.

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

The Group has a focused strategy on exploration and developing oil and gas resources in Central Asia (subsidiaries in Kyrgyz Republic and Republic of Tajikistan), Eastern Europe (Albania) and Latin America (Chile).

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

Albania
DWM, has signed on July 28, 2007 two production sharing contracts (“PSCs”) with the Albanian Ministry of Economy, Trade and Industry covering approximately 3,000 km2. The PSCs were ratified by and approved by the Council of Ministers on November 7, 2007.

Albania has made progress on democracy and the rule of law. Some progress has also been achieved regarding human rights and the protection of minorities, and in strengthening property rights. Albania has continued to play a positive role in maintaining regional stability and has contributed to the conclusion of the regional free trade agreement, CEFTA. On the economic front Albania has made progress towards establishing a functioning market economy. Further considerable reform efforts are needed to enable it to cope over the long term with competitive pressures and market forces within the European Union. The level of registered unemployment, though still high, continued to decline. Privatization gained new momentum in 2007.

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

Chile
On November 14, 2007, a consortium between Manas and Improved Petroleum Recovery (IPR) won the tender for the Tranquilo block in southern Chile and was awarded an exploration license by the Chilean Mining Ministry. During the first quarter, ending March 31, 2008, IPR and Manas were in the process of discussing farm-out opportunities with various parties as well as initiating the process to finalize the CEOP (Special Operating Agreement) with the Chilean Government.

Sound economic policies, maintained consistently since the 1980s in Chile, which have contributed to steady growth, reduced poverty rates by over half, and have helped secure the country's commitment to democratic and representative government. Chile has increasingly assumed regional and international leadership roles befitting its status as a stable, democratic nation.

Furthermore, the country has a market-oriented economy characterized by a high level of foreign trade. During the early 1990s, Chile's reputation as a role model for economic reform was strengthened when the democratic government of Patricio Aylwin - which took over from the military in 1990 - deepened the economic reform initiated by the military government. Growth in real GDP averaged 8% during 1991-97, but fell to half that level in 1998 because of tight monetary policies implemented to keep the current account deficit in check and because of lower export earnings - the latter a product of the global financial crisis. A severe drought exacerbated the recession in 1999, reducing crop yields and causing hydroelectric shortfalls and electricity rationing, and Chile experienced negative economic growth for the first time in more than 15 years. Despite the effects of the recession, Chile maintained its reputation for strong financial institutions and sound policy that have given it the strongest sovereign bond rating in South America. Between 2000 and 2007 growth ranged between 2%-6%. Throughout these years Chile maintained a low rate of inflation with GDP growth coming from high copper prices, solid export earnings (particularly forestry, fishing, and mining), and growing domestic consumption. President Bachelet in 2006 established an Economic and Social Stabilization Fund to hold excess copper revenues so that social spending can be maintained during periods of copper shortfalls. This fund probably surpassed $20 billion at the end of 2007.

Chile continues to attract foreign direct investment, but most foreign investment goes into gas, water, electricity and mining. Unemployment has exhibited a downward trend over the past two years, dropping to 7.8% and 7.0% at the end of 2006 and 2007, respectively. Chile deepened its longstanding commitment to trade liberalization with the signing of a free trade agreement with the US, which took effect on 1 January 2004. Chile claims to have more bilateral or regional trade agreements than any other country. It has 57 such agreements (not all of them full free trade agreements), including with the European Union, Mercosur, China, India, South Korea, and Mexico.

As a result, operations carried out in Chile do not carry the same risk magnitude as in our Central Asian projects. However, operations carried out in Chile continue to involve risks that are not typically associated with those in developed markets. The accompanying financial statements of the Group do not include any adjustments that may result from the future clarification of these uncertainties. Such adjustments, if any, will be reported in the financial statements of the Group when they become known and estimable.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three months ended March 31, 2008 and March 31, 2007

Mongolia
We entered into a Memorandum of Understanding (MoU) with Shunkhali Energy, a Mongolian company, under which we have the right to purchase a 90% interest in Shunkhali Energy. Shunkhali Energy won a bidding round for petroleum exploration in Mongolia for Block XXIII. This MoU is not binding and depends on the occurrence of certain events. As a result, we may not be able to obtain or may decide not to obtain this 90% interest in Shunkhali Energy.

2. GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. Our cash balance as of March 31, 2008 was $6,556,581, of which we will use at least $5,857,440 to finance the bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geophysical (G&G) costs in Albania), leaving a balance of $699,141. We are currently in negotiations for an up to $80 million financing, which we expect to be completed by the end of June 2008. In the meantime, we received $2 million of mezzanine bridge financing as of April 30, 2008 and an additional $ 2 million has been committed by two different parties. This mezzanine bridge financing will allow us to fund our operations through to the planned $80 million financing. If we are not able to raise the required funds we would consider a  farm-out of our Albanian project in order to reduce our financial commitments.

In order to continue to fund operations after the next month and implement our growth strategy through the further acquisition of new licenses in particular in Central Asia and the Balkan Region as well as to finance continuing operations, the Group will require further funds. These funds will be raised through additional equity and/or debt financing.

3. ACCOUNTING POLICIES

The Group’s Consolidated Financial Statements are prepared in accordance with US GAAP. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

The accompanying financial data as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007, as applicable, have been made. The results of operations for the three months ended March 31,2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

4. NEW ACCOUNTING STANDARDS: NOT YET ADOPTED

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS157”).  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities expands the required disclosures about fair value measurement and is applicable whenever other standards require assets or liabilities to measure at fair value. However, it does not expand the use of fair value in any circumstances. SFAS 157 is effective for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Group is currently in the process of assessing the impact of the adoption of this statement related to non-financial assets and liabilities.

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

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three months ended March 31, 2008 and March 31, 2007

5. TANGIBLE FIXED ASSETS

2008	Office Equipment & Furniture	Vehicles	Leasehold Improvements	Total
	USD	USD	USD	USD
Cost at January 1	77,845	53,000	42,424	173,269
Additions	20,135	-	4,952	25,086
Disposals	-	-	-	-
Cost at March 31	97,980	53,000	47,376	198,355

Accumulated depreciation at January 1	(10,471)	(9,000)	(,724)	(20,195)
Depreciation	(4,748)	(2,650)	(2,287)	(9,684)
Disposals	-	-	-	-
Accumulated depreciation at March 31	(15,218)	(11,650)	(3,010)	(29,879)

Net book value at March 31	82,761	41,350	44,365	168,476

6. STOCK COMPENSATION

On February 1, 2008, the Company granted 1,000,000 stock options to officers at a price of USD 2.10 per share. The strike price represents the closing share price on the grant date. These stock options vest over 36 months with 1/12 vested per quarter. Compensation cost, being the fair value of the options at the grant date, is calculated to be USD 1,127,410 of which USD 93,951 will be expensed every quarter as the remainder vest.

The fair value of all of the options was determined using the Black-Scholes option pricing model using a 6-year expected life of the option, a volatility factor of 50%, a risk-free rate of 5.0% and no assumed dividend rate.

On March 3, 2008, the Company granted 150,000 shares to employees in Albania and 1,219,893 shares to consultants as payment for services (market price at grant date USD 2.05 per share). Compensation costs is calculated to be USD 2,808,281. Of this charge, USD 307,500 and USD 2,500,781 were recorded in personnel costs and consulting fees respectively.

At the end of March 31, 2008 Manas recorded a total charge of USD 4,568,898 in respect of the equity awards granted under the stock compensation and stock option plan. Of this charge, USD 1,940,565 and USD 2,628,332 were recorded in personnel costs and consulting fees respectively.

7. RELATED PARTY DISCLOSURE

The ultimate owner of the Group is the management of the Group (56%). Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

The following table provides the total amount of transactions, which have been entered into with related parties for the period:

Board of directors	01.01.-03.31.08	01.01.-03.31.07
	USD	USD
Payments to a director for office rent	42,959	-
Payments to related companies controlled by directors for rendered consulting services	-	138,079

	03.31.08	03.31.07
	USD	USD
Loan from a director	27,979	203,182

The loans granted from related parties are perpetual loans with indefinite maturity and bear interest based on market conditions. Consulting services by related parties are performed for a fee. This agreement with the company controlled by the director was cancelled on August 31, 2007.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three months ended March 31, 2008 and March 31, 2007

8. COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Kyrgyz Republic, Republic of Tajikistan and Albania)
In the ordinary course of business, the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan and Albania may be subject to legal actions and complaints. Management believes that the ultimate liability, if any, arising from such actions or complaints will not have a material adverse effect on the financial condition or the results of future operations of the associate/subsidiaries in the Kyrgyz Republic, Republic of Tajikistan and Albania. At December 31, 2007 there have been no legal actions threatened or actual against the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan and Albania.

Management believes that the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan and Albania are in substantial compliance with the tax laws affecting its operations. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

9. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

	March 31, 2008	March 31, 2007
	USD	USD
Wages and salaries	2,516,489	16,459
Social security contributions	26,179	3,602
Pension fund contribution	22,989	989
Other personnel expenses	0	691
Total Personnel Costs	2,565,657	21,741

	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
	USD	USD	USD
Wages and salaries	5,626,449	142,902	125,033
Social security contributions	55,387	19,038	22,193
Pension fund contribution	35,478	4,076	397
Other personnel expenses	1,691	799	-
Total Personnel Costs	5,719,005	166,815	147,623

10. EARNINGS PER SHARE

Loss per share is calculated as Net loss for the three months ended March 31, 2008 and 2007 divided by 112,577,994 and 100,110,400 outstanding shares, respectively.

11. SUBSEQUENT EVENTS

To fund our operations, we have successfully negotiated a mezzanine tranche of bridge financing (debenture note) and raised $2 million as of April 30, 2008. An additional $2 million have been committed by two different parties.

On April 28, 2008, Manas entered into a farm-out agreement for its Chilean project.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Periodic Report on Form 10-Q may contain "forward-looking statements". The terms "believe", "anticipate", "intend", "goal", "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent our current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the ability to raise additional financing, our dependence on weather-related factors, the political conditions in the countries in which we operate, the results of our exploration activities, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. You should not construe the foregoing list as exhaustive, and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, you should not regard the inclusion of such information as a representation that we will achieve our strategy, objectives or other plans. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated Financial Statements and Notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-Q.

Overview

We are a development stage company. Our growth strategy is focused on petroleum exploration and development in selected Central Asian countries of the former Soviet Union, in the Balkan Region and in Latin America. In addition to our focus on these regions, we also take an opportunistic view on projects outside the above regions. Our goal is to increase shareholder value through the successful acquisition and exploration of oil and gas resources.

We have no operating income yet and, as a result, depend upon funding from various sources to continue operations and to implement our growth strategy.

Our cash balance as of March 31, 2008 was $6,556,581, of which we will use at least $5,857,440 to finance the bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geophysical costs in Albania), leaving a balance of $699,141. We are currently in negotiations for an up to $80 million financing, which we expect to be completed by the end of June 2008. In the meantime, we received $2 million of mezzanine bridge financing as of April 30, 2008 and an additional $ 2 million has been committed by two different parties. This mezzanine bridge financing will allow us to fund our operations through to the planned $80 million financing. If we are not able to raise the required funds, we would consider to farm-out our Albanian project in order to reduce our financial commitments.

Results of Operation for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

In the quarter ended March 31, 2008, we had a net loss of USD 6,254,655 as compared to a net loss of USD 443,760 for the quarter ended March 31, 2007. Our net loss for the first quarter in 2008 and 2007 respectively, are unaffected by revenue from operations as we had none in either period.

In the quarter ended March 31, 2008, our operating expenses increased to USD 6,271,171 from USD 425,147 reported for the same period in 2007. The 1375% increase in our total operating expenses is attributable first to an increase in exploration costs of USD 261,612 and secondly, to several factors associated with the increase in the size of our operations and the personnel needed to carry out these operations. 72% of the total operating expenses or USD 4,537,580 for the period ended March 31, 2008 were related to stock-based compensation payments, which were non-cash. Compared to the same period in 2007, we did not record any stock-based or stock option-based compensation.

Personnel costs
The number of employees increased three fold for the quarter ended March 31, 2008 compared to the three months ended March 31, 2007. As a result, our personnel costs increased to USD 2,565,657 from USD 21,741. 76% of the total personnel costs or a non-cash charge of USD 1,940,565 is related to our stock compensation plan to obtain and retain qualified management.

Exploration costs
For the quarter ended March 31, 2008 we charged exploration costs of USD 261,612. The amount covers the expenses for an environmental study in Albania as well as a volumetric report by an independent consulting agency (USD 101,201) and reprocessing of data in Albania and for our operations in Tajikistan (Somon) amounting to USD 160,411. For the quarter ended March 31, 2007, we had no exploration charges.

Consulting fees
For the quarter ended March 31, 2008, we paid consulting fees in the amount of USD 2,811,271 of which USD 2,628,332 were based on stock based and stock option based compensation, i.e. non-cash.

Administrative costs
Our administrative costs rose to USD 622,946 from USD 206,765 during the period ended March 31, 2008 as a result of setting up additional office space in Switzerland, communication costs and IT costs in connection with the hiring of new employees. Compared to the same period in 2007, we have also higher audit and legal costs as a result of the reverse transaction and going public which took place in second quarter of 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Developments

We are primarily focused on our operations in Albania, Kyrgyz Republic, Tajikistan, and Chile. Furthermore, we are targeting to acquire exploration blocks in Mongolia. Since the end of our most recent fiscal year, various developments have affected these operations.

Albania

On July 31, 2007, we signed two Production Sharing Contracts (PSC) with the Albanian National Agency of Natural Resources, and on December 13, 2007, the council of Ministers ratified the contracts.  The contracts cover approximately 766,000 acres (or approximately 3,100 km2) and set out minimum work and expenditure requirements for three phases.  If all three phases under the contracts are completed, they will take seven years to complete and will require a minimum expenditure of $15,620,000 for each set of blocks if we complete all three phases.  We have begun the first phase.

Since January 1, 2008, the following developments have taken place in connection with our operations in Albania:

Our geologists and geophysicists team in Albania are preparing a seismic program for 400 KM of 2-D linear seismic. The seismic lines have been defined and mapped. An environmental study is performed to receive approval for the project from local authorities and from the ministry. External seismic crews have realized field trips to all four blocks in order to prepare offers for the tender. A technical study including resource estimates was made by an independent consultant. The reprocessing of most of the selected lines (400 KM) from previous seismic explorations is finished. The digitized data are transferred into modern scripts and are loaded to the geological software of the team. A number of field trips were realized to optimize the construction of roads for the drilling trucks. Different technical options and parameters for performing the seismic were evaluated.

Kyrgyz Republic

We have a 25% interest in South Petroleum JSC, which has five licenses in Kyrgyz Republic that cover a total area of approximately 569,578 acres (or approximately 2,305 km2).  We previously sold a 70% interest in South Petroleum JSC to Santos International Holding Pty Ltd. (Santos). As part of this sale, Santos agreed to undertake a work program on these licenses in two phases, the first of which has already begun.  While we will not have to provide funds for any costs for this first phase of this work program, we also do not anticipate that this program will generate any revenues in the next twelve months.

Seismic operations began on September 30, 2007 in the western part of Batken oblast.  By the end of the year 89.4 km had been acquired in the Tuzluk license.  Towards the end of the year, severe winter weather had begun to hamper operations. This severe weather continued throughout January and into February and had a substantial impact on seismic operations. By March, weather conditions had improved and a total of 64.3 km was acquired in March in SPC acreage compared to 30.3km in January (7.8 km)and February( 22.5km) combined. An increase in the capacity of the seismic crew has been achieved through the addition of a drilling team from SNG (Tajikistan). Discussions are underway to add a vibrator crew to further increase the capacity of the crew.

During March, a Management team, including Trevor Brown, Vice president Geoscience and New Ventures, visited the seismic crew and met with officials from the Geology Ministry, regional authorities and Kyrgyzneftigas.

The following activities have progressed:

•	Preliminary interpretation of the new seismic data has been initiated in the Adelaide office.

•
In addition to the seismic program several initiatives have been undertaken in relation to the seismic program.  These include data exchange agreements with neighboring licenses and the provision of funds to SNG (seismic contractors) for crew upgrades.

•	The project team in Adelaide has been primarily engaged in technical review work to define prospects and leads.

•
Consolidation of the database has been undertaken with data acquired in Bishkek transferred to the database in Adelaide.  Reprocessing and scanning of Soviet era seismic data and digitizing of well logs have continued.

•	The office in Bishkek has been involved in general office administration and management, building relationships with industry and government and resolving various local taxation issues.

Since January 1, 2008, the following developments have taken place in connection with South Petroleum’s operations in the Kyrgyz Republic:

•
Seismic operations were initiated on September 30, 2007.  The seismic crew base is located in the village of Arka, near the Tajikistan border.  The crew is engaged in acquiring seismic over the Sulukta (Textonic) and Tuzluk (SPC) licenses.  A total of 414 km was planned for the Tuzluk license.

•	Initial parameter testing was carried out and the subsequent parameters adapted were agreed to correspond to a $/km rate of US$6,970/km (VAT not included).

•
During October to December 2007, 89.4 km were acquired in the Tuzluk license on seismic lines 16, 17, 25, 9, 30 and 31.  During the months of January, February and March 2008 94.6kms were acquired on seismic lines 8,10,11,12,13,14,15,18,19, Field stacks indicated  moderate data quality . Full processing trials are underway in Australia.

•	No safety incidents were recorded. Land access has proceeded smoothly.

•
A small community project was undertaken to provide equipment and materials for an upgrade to the local Arka school gymnasium.  This has been completed and has helped to cement relationships with the local community.

•
Planning for drilling is ongoing with the appointment of a Drilling Manager, Alistair Chomley, to the SPC Bishkek Office. A Drilling HSE Manager has also been appointed to the SPC office together with support staff.

•
Work has been underway to assess rig availability, infrastructure, import and transport routes, import procedures, national and local planning, and contractual requirements and preliminary location and access scouting.

•
Long lead item acquisition has commenced for the deep drilling program: purchase of steel forgings to allow manufacture of four sets of wellheads (US$ 112,000), liner hangers (US$140,000) and the purchase of casing strings for two deep generic wells (US$5,404,000), currently scheduled as tests in the Tuzluk and Soh permits. Well design has been based on a Tuzluk South Lead preliminary prognosis (PTD 4200m RGL).

•	In addition, discussions are underway with Caspian Oil and Gas for the use of their 850HP rig in a potential shallow drilling program of 2-3 wells in the Soh and Tuzluk licenses.

•
The present seismic acquisition rates consistently suggest the likely commencement of a deep drilling program will not occur until the seond quarter of 2009. Commencement of a shallow program may occur during thethe third quarter of 2008.

The following is a summary of the Adelaide Office activities in the first quarter of 2008:

Database

•	On-going database assembly with:

o	Digitization of well wire line log data,

o	Rectification of scanned maps,

o	Field GPS quality control of well head locations, and incorporation into Santos mapping and seismic interpretation packages continued (DBMap and Geoframe),

o	Capture of relevant information from Soviet reports,

o	Wireline log and seismic data loaded into Geoframe master interpretation project and

o	Formation tops data continued to be assembled and bulk loaded into Geoframe interpretation package.

Seismic Reprocessing, Scanning & Acquisition

•	Seismic reprocessing project is complete.

•	Scanning seismic project by SNG is completed.

•
All original hardcopy seismic were scanned in Australia by contractor New Wave to provide a further dataset, which is being utilized as a final quality check against the reprocessed and SNG scanning.  This data set was found to be more workable and has been used for current mapping.

•	Geophysical interpretation of digital seismic is proceeding.

Seismic Interpretation & Mapping

•	Seismic interpretation and mapping continued in each of the Tuzluk, Soh, West Soh, and Nanai permits.

•	Mapping has been incorporated into plans for proposed new seismic acquisition, with minor adjustments being made to the location of lines in the 2D acquisition grid.

Geological & Geophysical work

•	Rock sample petrography and geochemistry reports completed.

•	Regional structural framework and tectonic history models based on surface geology, seismic, and literature review collated and presented for peer feedback at internal Santos Geoscience Forum.

•	Integration of well velocity data and wireline log data into seismic interpretation project

•	Geological well to well correlations (ongoing)

•
Multiple core samples from the Palaeozoic, Palaeogene and Neogene were taken from selected well locations for maturation studies (conducted by Alan Cook at Keiraville Konsultants in Australia) and visual kerogen assessments (Santos in-house evaluation).  This work is being utilized to constrain thermal and burial history modeling being conducted along the southern flank of the basin.

•	Tuzluk and Soh prospects and leads have been prepared for Santos internal review and audit during the first quarter of 2008, with a view to populating the drilling inventory.

The following is a summary of the Bishkek Office activities in the first quarter of 2008:

•	A presentation was made to the State Agency of Geology (New Director) outlining the progress made in relation to seismic acquisition during the visit of Santos management in March.

•
Discussions with the State Agency and others concerning the new Sub Soil laws and the proposed imposition of license fees continued and representations made through the IBC (International Business Council). These discussions are ongoing at the present time.

•	A Drilling Planning Manager has been appointed and support staff have been employed.

•	General license administration and reporting continued during the quarter.

•	Digitizing of electric logs and maps continued during the period.

•	Undertook a review of available drilling equipment and contractors in the Kyrgyzstan area and supported preliminary investigations into the in-country requirements for a drilling operation.

•	Continued to build in-country relationships with industry and government.

Tajikistan

On July 25, 2007, the Tajikistan government awarded our subsidiary, CJSC Somon Oil Company (“Somon”), an exploration license in Novobod, Tajikistan covering approximately 303,198 acres (or approximately 1,227 km2). We anticipate the Tajikistan government granting Somon a North Tajik license in the near future. We have a 90% equity interest in Somon with the other 10% interest held by the Tajik company Anawak LLC.

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

In connection with the option agreement, Somon has entered into a seismic agreement with Saratovneftegeofizika (SNG) under which SNG is to carry out approximately 110 km of 2-D seismic acquisition in Tajikistan. This agreement underlies the option agreement and is designed to meet a condition set by the Tajik authorities, whereby once work has commenced in the West licence, an additional licence area, the North Tajik license, may be granted to Somon.

Since January 1, 2008, the following developments have taken place in connection with Somon’s operations in Tajikistan:

•
Starting in late December operations across the border into Tajikistan were conducted on the first of a number of seismic line extensions with the aim of obtaining long receiver offset data to improve imagery of the Tuzluk subthrust leads. Such data will be available to SPC through a trade agreement with Somon Oil.

•
The performance of the seismic operation has improved in March following the improvement in weather and the introduction of a drilling team from SNG Tajikistan . Every effort has been made to improve crew efficiency, with an objective of lifting production rates to an average of 4km/day target. In December, an advance payment of US$600,000 (inclusive of VAT) was made to SNG to facilitate equipment upgrades and bolster performance. This will be recovered against invoicing for the first quarter of  2008 acquisition.

Chile

On August 10, 2007, we created a consortium with Improved Petroleum Recovery (“IPR”), a Texas company, with exploration and production operations in North America, North Africa, the Middle East, and Southwest Asia, and with Energy Focus Oil & Gas Ltd.  We have yet to formalize an agreement governing the consortium and the legal entity that will carry out its operations.

On November 21, 2007, our consortium was awarded the onshore Tranquilo Block by ENAP (Empresa Nacional del Petróleo-Chile) in the first exploration round in Chile, although this award has yet to be memorialized in a final document with the Chilean Ministry. The block, the largest among the 10 exploration blocks offered (6,760 km2) is situated in the Magallanes Basin in the southern part of Chile, with high exploration potential acreage with fields and infrastructure nearby. We anticipate the contract with the government of Chile to be finalized in the coming months.

Since January 1, 2008, the following developments have taken place in connection with our consortium’s operations in Chile:

•
Manas and its Partner Independent Petroleum Resources (IPR), who won a tender in the Magellan’s Basin have been negotiating with the Chilean Ministry the Exploration and Development contracts. The contract (CEOP) is ready for signature in an official ceremony during the second quarter of 2008. Manas is preparing the incorporation of a Chilean company which will hold the licenses. Manas has investigated further exploration opportunities in South America.

Mongolia

We had discussions with members of the Mongolian ministry regarding a tender of several blocks in the South East of Mongolia. As the Mongolian ministry made no decision regarding a tender, no geological or geophysical work was done.

Item 3.                      Quantitative and Qualitative Disclosure About Market Risk

As we did not have to disclose quantitative and qualitative information about our market risk as of and for our last fiscal year, this item is not applicable to us at this time.

Item 4.                      Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Additionally, our Chief Executive Officer and Chief Financial Officer determined that there have been no significant changes to our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.                      Legal Proceedings

None.

Item 1A.                      Risk Factors

GENERAL STATEMENT ABOUT RISKS

An investment in our common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in this periodic report in evaluating our company and our business before purchasing shares of our common stock.  Our business, operating results and financial condition could be seriously harmed due to any of the following risks.  You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR COMPANY

A significant portion of our operations are through our 25% interest in a venture that we do not control, and as a result, we may not be able to materially affect the success of that venture’s operations.

We are participating in an oil and gas exploration project in Kyrgyzstan through our 25% interest in South Petroleum JSC. Santos Limited, an Australian public company that is one of Australia’s largest onshore gas producers, holds 70% of South Petroleum through a wholly-owned subsidiary and Kyrgyzneftegas JSC, an operating entity belonging to the Kyrgyz government, holds the remaining 5%.  Under a Farm-In Agreement that we entered into with Santos, Santos will carry out certain exploration and development work in connection with this project.  While we will be consulted about the project and given reports on its status, most final decisions can be made solely by Santos.  Additionally, if Santos completes various acts listed in the Farm-In Agreement, we will be responsible for 30% of any expenditure in excess of $43.5 million that is related to the drilling of exploration and appraisal wells on the licensed land.  As a result, the success of our business as well as our potential costs of business partially depend on factors that neither we nor our management control.  We cannot assure you that Santos or its subsidiaries, affiliates, agents or management will make decisions concerning this project that are reasonable, profitable or in our best interest.
Our independent auditors have referred to circumstances which might result in substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Although we had a net income of $1,516,004 for the year ended December 31, 2006, we incurred a net loss of $12,825,496 for the year ended December 31, 2007 and a net loss of $6,163,605 for the three-month period ended March 31, 2008.  At December 31, 2007, we had an accumulated deficit of $13,904,456, and at March 31, 2008, we had an accumulated deficit of $20,068,062.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2007.  Although our consolidated financial statements refer to circumstances which might raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

We have had negative cash flows from operations, and our current resources are sufficient to fund our operations for up to two months.  Our business operations may fail if our actual cash requirements exceed our estimates and we are not able to obtain further financing.

We currently spend approximately $600,000 per month on our operations. Unless we raise additional funds, we will be unable to fund our operations with our current resources for the next two months.

Our company has had negative cash flows from operations.  Since inception, we have not earned any revenues from operations, and due to the length of time between the discovery of oil and gas reserves and their exploitation and development, we do not anticipate earning revenues from operation in the near future. To date, we have incurred significant expenses.  As at March 31, 2008, we had cash on hand of $$6,556,581, of which a minimum of $5,857,440 will be utilized to finance the first phase of our work program in Albania. We cannot assure you that our actual cash requirements will not exceed our estimates, and in any case we will require additional financing to bring our interests into commercial operation, finance working capital, meet our contractual minimum expenditures and pay for operating expenses and capital requirements until we achieve a positive cash flow.  Additional capital also may be required in the event we incur any significant unanticipated expenses.

We have historically depended upon capital infusion from the issuance of equity securities to provide the cash needed to fund our operations, but we cannot assure you that we will be able to continue to do so.  Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources and the success of our exploration efforts and any production efforts resulting therefrom.

In light of our operating history, we may not be able to obtain additional equity or debt financing on acceptable terms if and when we need it.  Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements.

If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, and compete effectively.  More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

Our lack of diversification increases the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our business focus is on the oil and gas industry in a limited number of properties, primarily in the Kyrgyzstan, Albania and Tajikistan. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

We may not effectively manage the growth necessary to execute our business plan.

Our business plan anticipates a significant increase in the number of our strategic partners, equipment suppliers, manufacturers, dealers, distributors and customers. This growth will place significant strain on our current personnel, systems and resources. We expect that we will be required to hire qualified employees to help us manage our growth effectively. We believe that we will also be required to improve our management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems to support our desired growth. If we fail to manage our anticipated growth effectively, our business could be adversely affected.

 Substantially all of our assets and all of our Directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our Directors or officers.

Substantially all of our assets are located outside the United States. In addition, a majority of our Directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or Directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Our Articles of Incorporation exculpate our officers and Directors from any liability to our company or our shareholders.

Our Articles of Incorporation contain a provision limiting the liability of our officers and Directors for their acts or failures to act, except for acts involving intentional misconduct, fraud or a knowing violation of law. This limitation on liability may reduce the likelihood of derivative litigation against our officers and Directors and may discourage or deter our shareholders from suing our officers and Directors based upon breaches of their duties to our company.

A decline in the price of our common stock could affect our ability to raise further capital and our ability to continue our normal operations.

Our operations have been financed in large part through the sale of equity securities, and we believe that they will continue to be so financed for some time. A prolonged decline in the price of our common stock could make it difficult for us to raise capital through the sale of our equity securities. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and could have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations.

The loss of certain key management employees could have a material adverse effect on our business.

The nature of our business, our ability to continue our development of new and innovative products and to develop a competitive edge in our marketplace depends, in large part, on our ability to attract and maintain qualified key personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to attract and retain them. Our development now and in the future will depend on the efforts of key management figures, such as Alexander Becker, our Director of New Ventures, Peter-Mark Vogel, our Director Finance, Heinz Scholz, the Chairman of our Board of Directors, Thomas Flottmann, our CEO, Rahul Sen Gupta, our CFO, Erik Herlyn, our COO, and Yaroslav Bandurak, our CTO. The loss of any of these key people could have a material adverse effect on our business. We do not currently maintain key-man life insurance on any of our key employees.

RISKS ASSOCIATED WITH OUR BUSINESS

Neither we nor our venture have discovered any oil and gas reserves, and we cannot assure you that that we or our venture ever will.

We are in the business of exploring for oil and natural gas and the development and exploitation of any significant reserves that are found. Oil and gas exploration involves a high degree of risk that the exploration will not yield positive results. These risks are more acute in the early stages of exploration. Neither we nor our venture have discovered any reserves, and we cannot guarantee you either of us ever will. Even if either of us succeed in discovering oil or gas reserves, these reserves may not be in commercially viable quantities or locations. Until we or our venture discover such reserves, we will not be able to generate any revenues from their exploitation and development.  If we are unable to generate revenues from the development and exploitation of oil and gas reserves, we will be forced to change our business or cease operations.

The nature of oils and gas exploration makes the estimates of costs uncertain, and our operations may be adversely affected if we underestimate such costs.

It is difficult to project the costs of implementing an exploratory drilling program. Complicating factors include the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. If we underestimate the costs of such programs, we may be required to seek additional funding, shift resources from other operations or abandon such programs.

Even if we or our venture discover and then develop oil and gas reserves, we or our venture may have difficulty distributing our production.

If we or our venture are able to produce oil and gas, we will have to make arrangements for storage and distribution of that oil and gas. We or our venture would have to rely on local infrastructure and the availability of transportation for storage and shipment of oil and gas products, but any readily available infrastructure and storage and transportation facilities may be insufficient or not available at commercially acceptable terms. This could be particularly problematic to the extent that operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping or pipeline facilities. Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we or our venture will operate, or labor disputes may impair the distribution of oil and gas. These factors may affect the ability to explore and develop properties and to store and transport oil and gas and may increase our or our venture’s expenses to a degree that has a material adverse effect on operations.

Prices and markets for oil are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business if we or our venture ever begin exploitation of reserves.

Our revenues and earnings, if any, will be highly sensitive to the prices of oil and gas. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include, without limitation, weather conditions, the condition of the global economies, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war, or the threat of war, in oil producing regions, the foreign supply of oil, the price of foreign imports and the availability of alternate fuel sources. Significant changes in long-term price outlooks for crude oil could by the time that we or our venture start exploiting oil and gas reserves, if we or our venture ever discover and exploit such reserves, could have a material adverse effect on revenues as well as the value of licenses or other assets.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Among other factors, our and our venture’s ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments. Our or our venture’s inability to obtain, maintain or acquire extensions for these licenses or permits could hamper our ability to produce revenues from operations.

Other oil and gas companies may seek to acquire property leases and licenses that we and our venture will need to operate our business. This competition has become increasingly intense as the price of oil on the commodities markets has risen in recent years. This competition may prevent us from obtaining licenses we and our venture deem necessary for our businesses, or it may substantially increase the cost of obtaining these licenses.

Amendments to current laws and regulations governing our proposed operations could have a material adverse impact on our proposed business.

We are subject to substantial regulation relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of, oil and gas. Amendments to current laws and regulations governing operations and activities of oil and gas exploration and extraction operations could have a material adverse impact on our proposed business. In addition, we cannot assure you that income tax laws, royalty regulations and government incentive programs related to the oil and gas industry generally or to us specifically will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of projects.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us or our venture to civil and criminal penalties, could require us or our venture to forfeit property rights or licenses, and may affect the value of our assets. We or our venture may also be required to take corrective actions, such as installing additional equipment, which could require substantial capital expenditures. We or our venture could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our or our venture’s obligation to provide such indemnification to our employees.

Our inability to obtain necessary facilities could hamper our operations.

Oil and gas exploration and development activities depend on the availability of equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our or our venture’s access to these facilities may be limited. To the extent that we conduct our activities in remote areas or in under-developed markets, needed facilities may not be proximate to our operations or readily available, which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our or our venture’s activities, increasing our costs or otherwise.

Emerging markets are subject to greater risks than more developed markets, including significant legal, economic and political risks.

In recent years Kyrgyzstan, Albania and Tajikistan have undergone substantial political, economic and social change. As in any emerging market, Kyrgyzstan, Albania and Tajikistan do not possess as sophisticated and efficient business, regulatory, power and transportation infrastructures as generally exist in more developed market economies. Investors in emerging markets should be aware that these markets are subject to greater risks than more developed markets, including in some cases significant legal, economic and political risks. Investors should also note that emerging economies are subject to rapid change and that the information set out herein may become outdated relatively quickly. We cannot predict what economic, political, legal or other changes may occur in these or other emerging markets, but such changes could adversely affect our or our venture’s ability to carry out exploration and development projects.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire additional licenses, to discover reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements depends on developing and maintaining close working relationships with industry participants and government officials and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Environmental risks may adversely affect our business.

All phases of the oil and gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. The application of environmental laws to our or our venture’s business may cause either of us to curtail our production or increase the costs of any production, development or exploration activities.

Losses and liabilities arising from uninsured or under-insured hazards could have a material adverse effect on our business.

If we or our venture develop and exploit oil and gas reserves, those operations will be subject to the customary hazards of recovering, transporting and processing hydrocarbons, such as fires, explosions, gaseous leaks, migration of harmful substances, blowouts and oil spills. An accident or error arising from these hazards might result in the loss of equipment or life, as well as injury, property damage or other liability. We have not made a determination as to the amount and type of insurance that we will carry. We cannot assure you that we will obtain insurance on reasonable terms or that any insurance we may obtain will be sufficient to cover any such accident or error. Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

Our common stock is not presently traded on any securities exchange, although our common shares are quoted on the OTC Bulletin Board.  Quotations of our common stock on the OTC Bulletin Board have been sporadic, and trading volume has been low.  The sale of a substantial number of shares of our common stock in any public market could cause a reduction in the market price of our common stock.  We had 113,526,381 shares of our common stock issued and outstanding as of March 31, 2008.  When currently have a registration statement pending, and if it is declared effective and if all of the options and warrants covered by that registration statement vest and are exercised, the selling stockholders may be reselling up to 23,683,989 shares of our common stock and, as a result of that registration statement, a substantial number of our shares of our common stock may be available for immediate resale, which could have an adverse effect on the price of our common stock.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others.  Any such short sales could place further downward pressure on the price of our common stock.

There is no active trading market for our common stock, and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There has been a limited trading market for our common stock on the OTC Bulletin Board, and the bid and ask prices for our common stock have fluctuated widely. As a result, a stockholder may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. This severely limits the liquidity of our common stock and has a material adverse effect on the market price for our common stock and on our ability to raise additional capital. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained, and as a result, investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results,
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,
●	adoption of new accounting standards affecting our industry,
●	additions or departures of key personnel,
●	sales of our common stock or other securities in the open market,
●	conditions or trends in our industry, and
●	other events or factors, many of which are beyond our control.

The stock market has experienced significant price and volume fluctuations, and the market prices of stock in developmental stage companies have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

The exercise of all or any number of outstanding warrants or stock options, the issuance of any annual bonus shares, the award of any additional options, bonus shares or other stock-based awards or any issuance of shares to raise funds or acquire a business may dilute your shares of our common stock.

If the holders of all of the warrants and options included in this periodic report exercise all of their warrants and options, then we would be required to issue an additional 23,683,989 shares of our common stock, which would represent approximately 20.9% of our issued and outstanding shares on March 31, 2008. The exercise of any or all outstanding warrants or options that are exercisable below market price will result in dilution to the interests of other holders of our common stock as the holders may sell some or all of the shares underlying the warrants and options into the public market.

We may in the future grant to some or all of our Directors, officers, insiders, and key employees options to purchase our common shares, bonus shares and other stock based awards as non-cash incentives to those persons. We may grant these options and other stock based awards at exercise prices equal to or less than market prices, and we may grant them when the market for our securities is depressed. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

Any additional issuance of shares or decision to enter into joint ventures with other parties to raise financing or acquire other businesses through the sale of equity securities, may dilute our investors’ interests in our company, and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. Such issuance may cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the price of our shares or a change in the control of our company.

Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our Directors own approximately 56% of our common stock.

Based on the 113,526,381 shares of common stock that were issued and outstanding as of May 9, 2008, our Directors owned approximately 56% of our outstanding common stock and had the right to exercise options and warrants up to acquire up to 3% of our common stock within the next 60 days. As a result, our directors as a group may have a significant effect in delaying, deferring or preventing any potential change in control of our company, be able to strongly influence the actions of our Board of Directors even if they were to cease being our directors and control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of other stockholders.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. We cannot assure you of a positive return on investment or that you will not lose the entire amount of their investment in our common stock.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2008, we issued 1,000,000 options with a strike price of $2.10 based on the closing share price of our common stock on February 1, 2008 of $2.10 to our employees in Switzerland. We recorded a cost of $93,951, based on the implied quarterly expenses for Q1 2008 as an expense in the first quarter ended March 31, 2008. These options were issued to non-US persons relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S and/or Section 4(2) of the Securities Act.

On March 3, 2008, we issued 1,369,893 shares as bonus shares to our employees and consultants working on our Albanian operations for services rendered. We recorded a cost of $2,808,281, based on the closing share price of our common stock on March 3, 2008 of $2.05, as an expense in the first quarter ended March 31, 2008. These shares were issued to non-U.S. persons relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S and/or Section 4(2) of the Securities Act.

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
Name: Thomas Flottmann
Title: Chief Executive Officer
Date:  May 9, 2008