Form 10QSB/A
period 2007-06-30
MANAS PETROLEUM CORP
filed 2008-06-18
CIK 1074447

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
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X__ No_______

Indicate by check mark whether the registrant is a shell company.  Yes_____No____X____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of outstanding common stock of Manas Petroleum Corporation (the “Company” or “Manas”), which is the only class of its common equity, on August 17, 2007 was 111,320,552.

Comment on Restatement of Form 10-QSB for the Quarter Ended June 30, 2007

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

We reflected the forgiveness and elimination of the debt owed to us from South Petroleum as occurring after the sale of the 70% interest in South Petroleum to Santos in the financial statements of South Petroleum and DWM.  According to the agreement under which the sale was made, the forgiveness and elimination of the debt should have occurred prior to the sale of the 70% interest in South Petroleum.  If the forgiveness and elimination of the debt had been recorded properly prior to the sale of the 70% interest instead of after the sale, the gain and liability on South Petroleum’s books would have been eliminated in consolidation and the gain on DWM’s books would have been increased.  As a result, we restated the financial statements as of and for the year ended December 31, 2006 (refiled on Form 8-K/A on February 15, 2008) and for the three and six-month periods ended June 30, 2007.

Item 1.                      Financial Statements

Description	Page No.
FINANCIAL INFORMATION:
Unaudited Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	F-1
Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2007 and 2006, for the Six Months Ended June 30, 2007 and 2006 and for the Period From Inception, May 25, 2004	F-2
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 and for the Period From Inception, May 25, 2004	F-3
Condensed Consolidated Statement of Shareholders’ Equity/(Deficit)	F-4
Notes to Consolidated Financial Statements	F-5

(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEET

	06.30.2007	12.31.2006
	USD	USD
	(As restated	(As restated
	see Note 11)	see Note 11)
ASSETS

Cash and cash equivalents	8,537,485	1,090,098
Receivables	38,360	48,683

Total current assets	8,575,845	1,138,781

Tangible fixed assets	53,529	3,998
Investment in associate	238,304	238,304

Total non-current assets	291,833	242,302

TOTAL ASSETS	8,867,678	1,381,083

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank overdraft	0	19,003
Deferred consideration for interest in CJSC South Petroleum	105,624	193,003
Accounts payable	20,785	70,918
Accrued expenses	247,050	167,664

Total current liabilities	373,459	450,588

Loan owed to a major shareholder	201,458	409,920

Total non-current liabilities	201,458	409,920

TOTAL LIABILITIES	574,917	860,508

Common stock (300,000,000 shares authorized, USD 0.001 par value, 111,320,552 and 80,000,000 shares, respectively, issued and outstanding)	111,320	80,000
Additional paid-in capital	14,696,083	1,466,071
Foreign currency translation reserve	53,602	53,464
Deficit accumulated during the development stage	(6,568,244)	(1,078,960)

Total shareholders' equity	8,292,761	520,575

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	8,867,678	1,381,083

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended		Period from
					05.25.2004
					(Inception) to
	06.30.2007	06.30.2006	06.30.2007	06.30.2006	06.30.2007
	USD	USD	USD	USD	USD
	(As restated		(As restated		(As restated
	see Note 11)		see Note 11)		see Note 11)
OPERATING REVENUES

Other revenues	-	-	-	-	115,148

Total revenues	-	-	-	-	115,148

OPERATING EXPENSES

Personnel costs	(1,679,208)	(50,168)	(1,696,219)	(92,655)	(2,033,628)
Exploration costs	-	(37,731)	(45,901)	(77,964)	(204,373)
Depreciation	(3,547)	(3,704)	(3,808)	(7,072)	(34,807)
Consulting fees	(224,368)	(241,518)	(422,201)	(462,199)	(2,753,425)
Administrative costs	(3,217,783)	(282,435)	(3,389,772)	(438,601)	(5,505,623)

Total operating expenses	(5,124,906)	(615,555)	(5,557,902)	(1,078,491)	(10,531,857)

Gain from sale of investment	-	-	-	-	3,864,197
Loss from sale of investment	(900)	-	(900)	-	(900)

OPERATING LOSS	(5,125,806)	(615,555)	(5,558,802)	(1,078,491)	(6,553,412)

NON-OPERATING INCOME / (EXPENSE)

Exchange differences	(27,599)	27,961	(27,020)	26,375	(49,910)
Interest income	96,081	4,429	101,637	8,659	147,847
Interest expense	(2,626)	(2,990)	(4,775)	(5,398)	(72,727)

Loss before taxes and equity in net income of associate	(5,059,949)	(586,156)	(5,488,960)	(1,048,855)	(6,528,202)

Taxes	(351)	(354)	(324)	(354)	(1,172)
Equity in net loss of associate	-	-	-	-	(24,523)
Minority interest in net income	-	-	-	-	(18,700)

Net loss	(5,060,300)	(586,510)	(5,489,284)	(1,049,209)	(6,572,597)

Weighted average number of outstanding shares	110,150,648	100,110,400	105,130,524	100,110,400	100,909,359

Basic loss per share	(0.05)	(0.01)	(0.05)	(0.01)	(0.07)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the six months ended		Period from
			05.25.2004
			(Inception) to
	06.30.2007	06.30.2006	06.30.2007
	USD	USD	USD
	(As restated		(As restated
	see Note 11)		see Note 11)
OPERATING ACTIVITIES

Net loss for the period	(5,489,284)	(1,049,209)	(6,572,597)

To reconcile net loss to net cash used
in operating activities

Minority interest in net income	-	-	(18,700)
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	900	-	900
Equity in net loss of associate	-	-	(24,523)
Depreciation	3,808	7,072	34,807
Exchange differences	27,020	(26,375)	49,910
Decrease / (increase) in receivables	16,207	61,723	(32,475)
(Decrease) / increase in accounts payables	(480,831)	(42,550)	(409,913)
(Decrease) / increase in accrued expenses	73,196	(24,967)	240,860
Stock-based compensation	3,911,957	-	3,911,957

Cash outflow from operating activities	(1,937,027)	(1,074,306)	(6,683,971)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(53,049)	-	(167,372)
Sale of tangible fixed assets and computer software	-	(3,433)	79,326
Proceeds from sale of investment	-	-	4,000,000
Acquisition of investment in associate	-	-	(67,747)

Cash inflow (outflow) from investing activities	(53,049)	(3,433)	3,844,207

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80,019
Issuance of units	9,685,997	-	9,685,997
Cash arising on recapitalization	6,510	-	6,510
Major shareholder loan repaid	(208,462)	-	(3,184,374)
Major shareholder loan raised	-	805,632	4,653,720
Related company loan raised / (repaid)	-	(112,890)	-
Decrease in bank overdraft	(19,003)	-	-

Cash flows from financing activities	9,465,042	692,742	11,241,872

Net change in cash and cash equivalents	7,474,966	(384,997)	8,402,108

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid-in capital	Deficit accumulated during the development stage (As restated see Note 11)	Accumulated Other Compre-hensive Income (Loss)	Total share-holders' equity / (deficit) (As restated see Note 11)	Income (Loss) (As restated see Note 11)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019	-
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)	(678,114)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)	(1,775,233)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052	-
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575	1,427,851

Balance January 1, 2007 DWM Group	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction (Note 1)	20,110,400	20,110	(356,732)	-	-	(336,622)	-
Stock-based compensation	880,000	880	3,911,077	-	-	3,911,957	-
Private placement, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997	-
Currency translation adjustment	-	-	-	-	138	138	138
Net loss for the period	-	-	-	(5,489,284)	-	(5,489,284)	(5,489,284)
Balance June 30, 2007	111,320,552	111,320	14,696,083	(6,568,244)	53,602	8,292,761	(5,489,146)

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

The accompanying financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s annual financial statements filed on Form 10-KSB on July 16, 2007 and the annual financial statements of DWM filed as part of Form 8-K/A on February 15, 2008.

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

11. RESTATEMENT

Subsequent to the issuance of the Company’s financial statements for the quarter ended June 30, 2007, the Company’s management determined that the debt forgiveness by DWM of its loan to CJSC South Petroleum Company (“South Petroleum”) was not correctly recorded.  Previously the Company reflected the forgiveness and elimination of the debt owed to DWM from South Petroleum as occurring after the sale of the 70% interest in South Petroleum to Santos International Holdings Pty. Limited in the financial statements of South Petroleum and DWM.  According to the agreement under which the sale was made, the forgiveness and elimination of the debt should have occurred prior to the sale of the 70% interest in South Petroleum.  If the forgiveness and elimination of the debt had been recorded properly prior to the sale of the 70% interest instead of after the sale, the gain and liability on South Petroleum’s books would have been eliminated in consolidation and the gain on DWM’s books would have been increased. As a result, the financial statements have been restated from the amounts previously reported to reflect the forgiveness of the debt prior to the completion of the disposal.

	2007
	As restated	As previously reported
	USD	USD

At June 30:
Investment in associate	238,304	-
Liability in respect of investment in associate	-	253,743
Deficit accumulated during the development stage	(6,568,244)	(7,060,291)

	For the three months ended		For the six months ended		Inception to June 30, 2007

	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported
For the period ended June 30, 2007:	USD	USD	USD	USD	USD	USD

Gain from sale of investment	-	-	-	-	3,864,197	3,126,967
Equity in net income (loss) of associate	-	-	-	-	(24,523)	201,960
Minority interest in net income	-	-	-	-	(18,700)	(5,308)
Net loss	(5,060,300)	(5,060,300)	(5,489,284)	(5,489,284)	(6,572,597)	(7,069,952)

Basic and diluted loss per share	(0.05)	(0.05)	(0.05)	(0.05)	(0.07)	(0.07)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

MANAGEMENT DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS FOR MANAS PETROLEUM CORPORATION (“MANAS”)

The following discussion and analysis should be read in conjunction with the unaudited consolidated Financial Statements and Notes thereto included in this Form10-QSB. The discussion contains forward looking statements that involve risk and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB/A.

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

G&G = Geological and geophysical expenditures
Table 2: Minimal Work Programm and Financial Commitment Blocks A&B (PSA1)

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

Item 3. Controls and Procedures.

As disclosed in Note 11 to our financial statements included in this Amended Quarterly Report on Form 10-QSB, we have revised the financial statements for the quarter ended June 30, 2007 to correct recording of the debt forgiveness by DWM of its loan to CJSC South Petroleum Corp. and the resultant impact on the gain determination.  These errors came to light as a result of a change in December of 2007 to our internal controls over financial reporting that strengthened the coordination of the review of contracts and agreements from an accounting perspective with our legal counsel to better determine when liabilities, rights and obligations may arise under those agreements and the scope of such liabilities, rights and obligations

In light of our determination that there were material inaccuracies in the financial information for the quarter ended June 30, 2007 which were included in the original Quarterly Report for the quarter ended June 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective in design and operation at the time of the original Quarterly Report for the quarter ended June 30, 2007.

With the implementation of the corrective measures described above, our principal executive officer and principal financial officer believe that our disclosure controls and procedures are now effective in design and operation, and they believe that the disclosure controls and procedures used in the preparation of this Amended Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 are effective in design and operation.

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
Date:  June 17, 2008