Form 10KSB/A
period 2007-12-31
MANAS PETROLEUM CORP
filed 2008-06-18
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB/A

(Mark One)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended                                           December 31, 2007

□           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                            For the transition period from_______to_______.

                                                                                  Commission file number    333-107002
 Manas Petroleum Corporation .
 (Name of small business issuer in its charter)

                           Nevada                                                                                                                     91-1918324            .
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

Title of each class                                                                             Name of each exchange on which registered
____None_________                                             None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  As of March 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $81,885,392.

As of March 31, 2008, there were 113,526,381 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes ___X__; No _____

EXPLANATORY NOTE

We are filing this Amendment Number 1 on Form 10-KSB/A (“Amendment Number 1”) to amend our annual report on Form 10-KSB for the year ended December 31, 2007 (the “Original Report”) to amend Item 8A(T) to clarify the changes to our internal control over financial reporting during that fiscal year and fourth quarter.  This Amendment Number 1 continues to speak as of the date of the Original Report.  We have not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the date of the Original Report.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).  Controls and Procedures

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

/s/ Thomas Flottmann, CEO                                                                                                           /s/ Rahul Sen Gupta, CFO

Date: March 31, 2008

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

(a) Disclosure Controls and Procedures.

As of the end of the year ended December 31, 2007, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". Our then Chief Executive Officer and our then Chief Financial Officer conducted this evaluation.

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

(ii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

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

Current Period – December 31, 2007

Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of improved controls and procedures, as of the year ended December 31, 2007, that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls.

While reviewing a proposed agreement related to our licenses in Tajikistan in December of 2007, we identified a material weakness in our internal controls over financial reporting and changed an aspect of these internal controls in an attempt to fix this weakness and strengthen these controls.  This change has been to further coordinate the review of contracts and agreements from an accounting perspective with our legal counsel to better determine when liabilities, rights and obligations may arise under those agreements and the scope of such liabilities, rights and obligations.  This change has materially affected our internal control over financial reporting.  This change was complete in December 2007 shortly after being made.  There are no additional costs associated with this change. There have been no other changes in our internal controls over financial reporting during the last fiscal quarter of 2007 that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

MANAS PETROLEUM CORPORATION

By:           _/s/ Thomas Flottmann
Thomas Flottmann, Chief Executive Officer

        Date: June 17, 2008

                                    By:           /s/ Rahul Sen Gupta
    Rahul Sen Gupta
            Chief Financial Officer
           Acting Principal Accounting Officer

                                        Date: June 17, 2008