Form 10-Q/A
period 2008-03-31
MANAS PETROLEUM CORP
filed 2008-06-18
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment Number 1 on Form 10-Q/A (“Amendment Number 1”) to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2008 (the “Original Report”) solely to amend our response to Item 4 of Part I and to clarify that there have been no changes to our internal control over financial reporting during that fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  This Amendment Number 1 continues to speak as of the date of the Original Report.  We have not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the date of the Original Report.

PART I

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

Additionally, our Chief Executive Officer and Chief Financial Officer determined that there have been no changes to our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Manas Petroleum Corporation

/S/Thomas Flottmann                                                                         /S/ Rahul Sen Gupta
Name: Thomas Flottmann                                                                         Name: Rahul Sen Gupta
Title: Chief Executive Officer                                                                    Title: Chief Financial Officer
Date:  June 17, 2008                                                                                    Date: June 17, 2008