Form 10-Q
period 2008-06-30
MANAS PETROLEUM CORP
filed 2008-08-14
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

The number of shares of outstanding common stock of Manas Petroleum Corporation, which is the only class of its common equity, on August 13, 2008, was 113,570,122.

Item 1. Financial Statements

Description	Page No.
FINANCIAL INFORMATION:
Unaudited Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	F-1
Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2008 and 2007 and for the Period From Inception, May 25, 2004 to June 30, 2008	F-2
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 and for the Period From Inception, May 25, 2004 to June 30, 2008	F-3
Condensed Consolidated Statement of Shareholders’ Equity/(Deficit)	F-4
Notes to Condensed Consolidated Financial Statements	F-5

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	06.30.2008	12.31.2007
	USD	USD

ASSETS

Cash and cash equivalents	1,608,927	8,480,771
Restricted cash	6,180,000	-
Accounts receivable	269,354	148,346
Prepaid expenses	586,211	125,923

Total current assets	8,644,492	8,755,040

Debt issuance costs	192,500	-
Tangible fixed assets	221,301	153,074
Investment in associate	238,304	238,304
Other non-current assets	62,279	62,279

Total non-current assets	714,384	453,657

TOTAL ASSETS	9,358,875	9,208,697

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank overdraft	-	2,305
Accounts payable	774,830	110,156
Accrued expenses Albania fees	-	400,000
Accrued expenses VAT	366,139	264,984
Accrued expenses Professional fees	79,641	408,862
Accrued expenses Commissions	70,000	-
Other accrued expenses	258,904	168,192

Total current liabilities	1,549,514	1,354,499

Loan owed to a shareholder	-	39,329
Debentures	3,760,000	-

Total non-current liabilities	3,760,000	39,329

TOTAL LIABILITIES	5,309,514	1,393,828

Common stock (300,000,000 shares authorized, USD 0.001 par value, 113,570,122 and 112,156,488 shares, respectively, issued and outstanding)	113,570	112,156
Additional paid-in capital	28,698,888	21,550,636
Deficit accumulated during the development stage	(24,819,502)	(13,904,456)
Accumulated other comprehensive income	56,404	56,533

Total shareholders' equity	4,049,361	7,814,870

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	9,358,875	9,208,697

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended		Period from
					05.25.2004
					(Inception) to
	06.30.2008	06.30.2007	06.30.2008	06.30.2007	06.30.2008
	USD	USD			USD

OPERATING REVENUES

Other revenues	593,196	-	593,196	-	1,333,605

Total revenues	593,196	-	593,196	-	1,333,605

OPERATING EXPENSES

Personnel costs	(2,491,243)	(1,679,208)	(5,056,900)	(1,696,219)	(11,051,035)
Exploration costs	(1,026,399)	-	(1,288,011)	(45,901)	(2,662,993)
Depreciation	(12,153)	(3,547)	(21,837)	(3,808)	(68,469)
Consulting fees	(385,952)	(224,368)	(3,197,222)	(422,201)	(6,929,301)
Administrative costs	(818,864)	(3,217,783)	(1,441,810)	(3,389,772)	(8,934,369)

Total operating expenses	(4,734,611)	(5,124,906)	(11,005,781)	(5,557,902)	(29,646,167)

Gain from sale of investment	-	-	-	-	3,864,197
Loss from sale of investment	-	(900)	-	(900)	(900)

OPERATING LOSS	(4,141,415)	(5,125,806)	(10,412,585)	(5,558,802)	(24,449,265)

NON-OPERATING INCOME / (EXPENSE)

Exchange differences	(2,380)	(27,599)	59,558	(27,020)	(29,386)
Interest income	25,100	96,081	74,351	101,637	417,701
Interest expense	(632,906)	(2,626)	(635,591)	(4,775)	(717,231)

Loss before taxes and equity in net loss of associate	(4,751,600)	(5,059,949)	(10,914,268)	(5,488,960)	(24,778,180)

Taxes	160	(351)	(777)	(324)	(2,451)
Equity in net loss of associate	-	-	-	-	(24,523)
Minority interest in net income	-	-	-	-	(18,700)

Net loss	(4,751,440)	(5,060,300)	(10,915,045)	(5,489,284)	(24,823,854)

Weighted average number of outstanding shares	113,539,840	110,150,648	113,058,917	105,130,524	103,752,363

Basic and diluted loss per share	(0.04)	(0.05)	(0.10)	(0.05)	(0.24)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the six months ended		Period from
			05.25.2004
			(Inception) to
	06.30.2008	06.30.2007	06.30.2008
	USD	USD	USD

OPERATING ACTIVITIES

Net loss for the period	(10,915,045)	(5,489,284)	(24,823,854)

To reconcile net loss to net cash used
in operating activities

Minority interest in net income	-	-	18,700
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	900	900
Equity in net loss of associate	-	-	24,523
Depreciation	21,837	3,808	68,469
Amortization of debt issuance costs	17,500	-	17,500
Exchange differences	(59,558)	27,020	29,386
Interest expense on debentures	557,989	-	557,989
Decrease / (increase) in receivables	(640,046)	16,207	(909,121)
Decrease / (increase) in other non-current assets	-	-	(62,279)
(Decrease) / increase in accounts payables	664,675	(480,831)	238,509
(Decrease) / increase in accrued expenses	(478,604)	73,196	692,012
Stock-based compensation	6,351,677	3,911,957	13,596,966

Cash flow from operating activities	(4,479,575)	(1,937,027)	(14,414,497)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(90,064)	(53,049)	(368,812)
Sale of tangible fixed assets and computer software	-	-	79,326
Proceeds from sale of investment	-	-	4,000,000
Restricted cash	(6,180,000)	-	(6,180,000)
Acquisition of investment in associate	-	-	(67,747)

Cash flow from investing activities	(6,270,064)	(53,049)	(2,537,233)

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80,019
Issuance of units	-	9,685,997	13,208,055
Issuance of debentures	3,760,000	-	3,760,000
Issuance of warrants	240,000	-	240,000
Cash arising on recapitalization	-	6,510	6,510
Shareholder loan repaid	(39,329)	(208,462)	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Payment of debt issuance costs	(140,000)	-	(140,000)
(Decrease) / increase in bank overdraft	(2,305)	(19,003)	-

Cash flows from financing activities	3,818,366	9,465,042	18,422,472

Net change in cash and cash equivalents	(6,931,273)	7,474,966	1,470,742

Cash and cash equivalents at the beginning of the period	8,480,771	1,090,098	-
Currency translation effect on cash and cash equivalents	59,429	(27,579)	138,185

Cash and cash equivalents at the end of the period	1,608,927	8,537,485	1,608,927

Supplement schedule of non-cash investing and financing activities:

Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay placement commission expenses	-	2,689,910	2,689,910
Debenture interest paid in common shares	57,449	-	57,449

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre-hensive Income (Loss)	Total share-holders' equity / (deficit)	Comprehensive Income (Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019	-
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)	(678,114)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)	(1,775,233)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052	-
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575	1,427,851

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction (Note 1)	20,110,400	20,110	(356,732)	-	-	(336,622)	-
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289	-
Private placement of Units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997	-
Private placement of Units	10,709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825,227	825	3,521,232	-	-	3,522,057	-
Currency translation adjustment	-	-	-	-	3,069	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)	(12,825,496)
Balance December 31, 2007	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870	(12,822,427)

Balance January 1, 2008	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	1,369,893	1,370	4,536,211	-	-	4,537,580	-
Currency translation adjustment	-	-	-	-	1,621	1,621	1,621
Net loss for the period	-	-	-	(6,163,605)	-	(6,163,605)	(6,163,605)
Balance March 31, 2008	113,526,381	113,526	26,086,846	(20,068,062)	58,154	6,190,466	(6,161,984)

Balance April 1, 2008	113,526,381	113,526	26,086,846	(20,068,062)	58,154	6,190,466	(6,161,984)
Stock-based compensation	43,741	44	1,814,052	-	-	1,814,096	-
Issuance of warrants	-	-	240,000	-	-	240,000	-
Beneficial Conversion Feature	-	-	557,989	-	-	557,989	-
Currency translation adjustment	-	-	-	-	(1,750)	(1,750)	(1,750)
Net loss for the period	-	-	-	(4,751,440)	-	(4,751,440)	(4,751,440)
Balance June 30, 2008	113,570,122	113,570	28,698,888	(24,819,502)	56,404	4,049,361	(10,915,174)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (“Group”) for the three and six months ended June 30, 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Group's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The Company considers itself as a development stage company since it has not realized any revenues from its planned principal operations. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

The Company, formerly known as Express Systems Corporation, was incorporated in the State of Nevada on July 9, 1988. The Group has a focused strategy on exploration and developing oil and gas resources in Central Asia (subsidiaries in Kyrgyz Republic and Republic of Tajikistan), in the Balkan Region (subsidiary in Albania) as well as in Latin America (subsidiary in Chile).

On April 10, 2007, the Company completed the Exchange Transaction whereby it acquired its then sole subsidiary DWM Petroleum AG, Baar (DWM) pursuant to an exchange agreement signed in November 2006 whereby 100% of the shares of DWM were exchanged for 80,000,000 common shares of the Company. As part of the closing of this exchange transaction, the Company issued 800,000 shares as finders’ fees at the closing price of $3.20.

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

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)

2. GOING CONCERN

The condensed consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. Our cash balance as of June 30, 2008 was $7,788,927, of which $6,180,000 has been restricted for a bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania), leaving a balance of $1,608,927. The Group’s net losses since inception were $24,823,854Based on our expected monthly burn rate per month, we estimate that we have sufficient working capital to fund operations for two months. We are currently in negotiations for up to $80 million of additional financing, which we expect to be completed by the end of October 2008. Additionally, we are in negotiations for an immediate mezzanine tranche of bridge financing of up to $10 million, of which $2 million were committed on August 13, 2008 and a non-binding letter of intent was signed on July 30, 2008 with a group for over $4 million which would provide sufficient funds to finance our operations through to the planned financing as well as execute our geological work in Albania until end of 2008. If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments.

In order to continue to fund operations after the next six months and implement the growth strategy through the further acquisition of new licenses in particular in Central Asia and the Balkan Region as well as to finance continuing operations, the Group will require further funds. We expect these funds will be raised through additional equity and/or debt financing.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)

3. ACCOUNTING POLICIES

The Group’s condensed consolidated financial statements are prepared in accordance with US GAAP. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

The accompanying financial data as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 and for the period from inception, May 25, 2004, to June 30, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2008 and December 31, 2007, results of operations for the three and six months ended June 30, 2008 and 2007 and for the period from inception, May 25, 2004, to June 30, 2008 and cash flows for the six months ended June 30, 2008 and 2007 and for the period from inception, May 25, 2004, to June 30, 2008, as applicable, have been made. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)

4. NEW ACCOUNTING STANDARDS: NOT YET ADOPTED

FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. On December 4, 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact, if any, to the Group from the adoption of SFAS 160 in 2009 will depend on the development of our business at that time.

5. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

	USD (held in USD)	USD (held in EUR)	USD (held in CHF)	USD (held in other currencies)	USD TOTAL JUNE 30, 2008	USD TOTAL 2007	USD TOTAL 2006
Bank and postal accounts	7,640,339	1,139	143,317	4,132	7,788,927	8,480,771	1,090,098
Cash and Cash Equivalents	7,640,339	1,139	143,317	4,132	7,788,927	8,480,771	1,090,098

Cash and cash equivalents are available at the Group’s own disposal and there is no restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

We have a bank guarantee for our Albanian project of $6,180,000 which is considered restricted cash as of June 30, 2008. These funds in this bank guarantee will be continuously reduced on a monthly basis in accordance with negotiations with the Albanian government and are available at Group’s own disposal thereafter (no restriction or limitation of these funds after release).

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)

6. TANGIBLE FIXED ASSETS

2008	Office Equipment & Furniture	Vehicles	Leasehold Improvements	Total
	USD	USD	USD	USD
Cost at January 1	77,845	53,000	42,424	173,269
Additions	30,464	54,649	4,952	90,064
Disposals	-	-	-	-
Cost at June 30	108,309	107,649	47,375	263,333

Accumulated depreciation at January 1	(10,471)	(9,000)	(724)	(20,195)
Depreciation	(11,268)	(5,914)	(4,656)	(21,837)
Disposals	-	-	-	-
Accumulated depreciation at June 30	(21,739)	(14,914)	(5,379)	(42,032)

Net book value at June 30	86,570	92,735	41,996	221,301

Depreciation expense and accumulated depreciation for the year ended December 31, 2007 were $15,633 and $20,195.

7. STOCK COMPENSATION PROGRAM

On February 1, 2008, the Company granted 1,000,000 stock options to officers at a price of $2.10 per share. The strike price represents the closing share price on the grant date. These stock options vest over 36 months with 1/12 vested per quarter. Compensation cost, being the fair value of the options at the grant date, is calculated to be $1,127,410 of which $93,951 will be expensed every quarter as the remainder vest.

The fair value of all of the options was determined using the Black-Scholes option pricing model using a 6-year expected life of the option, a volatility factor of 50%, a risk-free rate of 5.0% and no assumed dividend rate.

On March 3, 2008, the Company granted 150,000 shares to employees in Albania and 1,219,893 shares to consultants as payment for services (market price at grant date $2.05 per share). Compensation costs are calculated to be $2,808,281. Of this charge, $307,500 and $2,500,781 were recorded in personnel costs and consulting fees respectively.

For the six months ending June 30, 2008 Manas recorded a total charge of $6,351,677 in respect of the equity awards granted under the stock compensation and stock option plan ($1,814,096 for the second quarter of 2008). Of this charge, $3,542,314 and $2,755,883 were recorded in personnel costs and consulting fees respectively (or $1,633,065 and $127,551 respectively for the second quarter). We have further paid interest in form of shares in connection with the Debenture financing in the amount of $53,480 in the second quarter and therefore also for the six months.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)

8. DEBENTURE

On April 30, 2008, the Company successfully negotiated a mezzanine tranche of bridge financing and raised $4,000,000 through the issuance of 4,000 debenture notes (Debentures) of $1,000 each and 1,000,000 detachable warrants.  The warrants are exercisable to purchase the Company’s unregistered common shares at $2.10 per share at the option of the holder and will expire on April 30, 2010. The net proceeds after paying finders fee were $3,790,000. The Debentures bear an interest of 8% p.a. payable twice a year (June and December) and are due and payable in full two years from the date of issuance (April 30, 2010).  The Debentures can be prepaid along with any unpaid interest at the Company’s request without prepayment premium or penalty.  The Debentures can be converted into unregistered common shares at any time on demand of the holder at a conversion price based upon the average price of the 20 days trading price prior to conversion and subject to a floor of $1.00 per share.  Interest can be paid in the equivalent amount of unregistered common shares of the Company.  If the Company issues shares for proceeds in excess of $40,000,000 then up to 50% of the proceeds are required to be used to pay down the Debentures.

The aggregate proceeds received have been allocated between the detachable warrants and the Debentures on a relative fair value basis.  Accordingly, $240,000 was credited to additional paid in capital with respect to the warrants.

At the date of issuance the conversion price determined in accordance with the Debenture agreement was less than the actual share price on the issuance date.  This resulted in a beneficial conversion feature of $557,989, which has been immediately expensed as part of interest expense because the Debentures are immediately convertible at the option of the holder.

Debt issuance costs of $210,000 were incurred and will be amortized over the term of the Debentures using the effective interest rate method.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)

9. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share	Equity share
	Country	June 30, 2008	Dec 31, 2007	Dec 31, 2006
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%	-
Manas Petroleum AG, Baar (2)	Switzerland	100%	100%	-
CJSC South Petroleum Company, Jalalabat (3)	Kyrgyz Republic	25%	25%	25%
CJSC Somon Oil Company, Dushanbe (4)	Rep of Tajikistan	90%	90%	90%
Manas Petroleum of Chile Corporation, Victoria (5)	Canada	100%	n/a	n/a
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	n/a	n/a
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	n/a	n/a
(1) Including Branch in Albania
(2) Founded in 2007
(3) CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(4) CJSC Somon Oil Company was founded by DWM Petroleum AG
(5) Founded in 2008
(6) Founded in 2008
(7) Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008

Three new subsidiaries were founded in the quarter:
•	Manas Petroleum of Chile Corporation, Victoria is dormant.
•	Manas Management Services Ltd., Nassau was created to obtain the exploration license in Chile.
•	Manas Chile Energia Limitada, Santiago was created to obtain the exploration license in Chile.

The ultimate control owner of the Group is the management of the Group (56%). Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)

The following table provides the total amount of transactions, which have been entered into with related parties for the relevant financial period:

Board of directors	01.01.-06.30.08	01.01.-06.30.07
	USD	USD
Payments to directors for office rent	93,108	37,110
Payments to related companies controlled by directors for rendered consulting services	5,814	198,334

	06.30.08	06.30.07
	USD	USD
Loan from a director	-	201,458

The loans granted from related parties are perpetual loans with indefinite maturity and bear interest based on market conditions. Consulting services by related parties are performed for a fee. This consulting agreement with the company controlled by the director was cancelled on August 31, 2007.

10. COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Kyrgyz Republic, Republic of Tajikistan, Chile and Albania)
In the ordinary course of business, the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Chile and Albania may be subject to legal actions and complaints. Management believes that the ultimate liability, if any, arising from such actions or complaints will not have a material adverse effect on the financial condition or the results of future operations of the associate/subsidiaries in the Kyrgyz Republic, Republic of Tajikistan, Chile and Albania. At June 30, 2008, there had been no legal actions threatened or actual against the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Chile and Albania.

Management believes that the Group, including associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Chile and Albania are in substantial compliance with the tax laws affecting its operations. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

Chile Project (Joint Consortium IPR –Manas Petroleum Corp.)

On April 29, 2008, Manas and IPR entered into a farm-out agreement with Geopark and Pluspetrol. Manas and IPR will each hold 20% of the project and Geopark and Plustpetrol own stakes of 30% each. An application for the transfer of the shares to the ministry will be made shortly after the ratification of the Tranquillo block licenses. If this is approved, the operatorship will be transferred from IPR to Geopark, who is already operating a block in the Magallanes Basin.  According to the License Agreement the minimum investment is as follows:

Special Operating Contract	Years 2008 - 2011	Year 2012 - 2013	Year 2014 - 2015
	USD	USD	USD
CEOP (Tranquillo Block)	14,360,000	10,100,000	8,720,000

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)

11. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS
	For the six months ended	For the six months ended
	June 30, 2008	June 30, 2007
	USD	USD
Wages and salaries	4,844,038	1,645,517
Social security contributions	76,308	46,734
Pension fund contribution	136,086	2,277
Other personnel expenses	468	1,691
Total Personnel Costs	5,056,900	1,696,219

	For the three months ended	For the three months ended
	June 30, 2008	June 30, 2007
	USD	USD
Wages and salaries	2,327,549	1,629,058
Social security contributions	50,129	47,862
Pension fund contribution	113,097	1,288
Other personnel expenses	468	1,000
Total Personnel Costs	2,491,243	1,679,208

12. EARNINGS PER SHARE

Loss per share is calculated as Net Loss for the six months ended June 30, 2007 and June 30, 2008 divided by 105,135,343 and 113,058,917 outstanding shares and as Net Loss for the three months ended on June 30, 2007 and June 30, 2008 divided by 110,160,286 and 113,539,840 outstanding shares.

For the three and six months ended June 30, 2008 and June 30, 2007 all share options and warrants were excluded from the calculation of the diluted weighted average number of shares, because the Group made a net loss during the calculation period and the effect of their inclusion would be anti-dilutive.

13. SUBSEQUENT EVENT(S)

We received a commitment for a $2 million mezzanine financing tranche of bridge financing on August 13, 2008 and a non-binding letter of intent was signed with a group for over $4 million on July 30,2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Periodic Report on Form 10-Q may contain "forward-looking statements". The terms "believe", "anticipate", "intend", "goal", "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent our current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including our dependence on weather-related factors, the political conditions in the countries in which we operate, the results of our exploration activities, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. You should not construe the foregoing list as exhaustive, and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, you should not regard the inclusion of such information as a representation that we will achieve our strategy, objectives or other plans. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

You should read the following discussion and analysis in conjunction with the unaudited consolidated Financial Statements and Notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-Q.

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

Results of Operation for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

In the six months ended June 30, 2008, we had a net loss of $10,915,045 as compared to a net loss of $5,489,284 for the comparable period ended June 30, 2007. Our net loss for the accounting period in 2008 is positively affected by revenues of $593,196, stemming from an option agreement with Santos International Ventures Pty Ltd. (“Santos”) ($558,696) and consulting fees ($34,500). The corresponding period in 2007 is unaffected by revenue from operations as we had none in the period.

In the six months ended June 30, 2008 our operating expenses increased to $11,005,781from $5,557,902 reported for the same period in 2007. The 98% increase in our total operating expenses is attributable to firstly, exploration costs ($1,288,011) but secondly, also to several factors associated with the increase in the size of our operations and the personnel needed to carry out these operations. 58% of the total operating expenses, or $6,351,677, for the period ended June 30, 2008 is related to stock-based or stock option-based compensation payments, which are non-cash. Compared to the same period in 2007, we recorded additional stock-based or stock option-based compensations of $859,256.

Personnel costs
The number of employees increased three fold for the period ended June 30, 2008 compared to the six months ended June 30, 2007. As a result, our personnel costs increased to $5,056,900 from $1,696,219. 70% of the total personnel costs of $3,542,314 is related to or a non-cash charge for our stock compensation and stock option plan to obtain and retain qualified management.

Exploration costs
For the period ended June 30, 2008 we incurred exploration costs of $1,288,011 as compared to $45,901 for the corresponding period in 2007. The amount covers the expenses for our projects in Albania, Chile and Tajikistan as well as preliminary scouting in Mongolia. The exploration costs in Albania amount to $481,512 and include an environmental study, a volumetric report by an independent consulting agency, reprocessing of data as well as a payment for the seismic work by Geological Institute of Israel (“GII”) of $232,800. In Chile, we have spent $141,406 for reprocessing data and finalizing the work program with our partners. The costs in Tajikistan amount to $655,093 for the first six months in 2008. For the period ended June 30, 2007, we had exploration charges of $45,901.

Consulting fees
For the period ended June 30, 2008, we paid consulting fees in the amount of $3,197,222 as compared to consulting fees of $422,201 for the period ended June 30, 2007.  This increase of 629%, or $2,755,021, is primarily due to a charge of $2,755,883 in the six month period ended June 30, 2008 for stock based and stock option based compensation, $2,500,781 of which resulted from a March 2008 grant of stock options to consultants working on our operations in Albania as payment for services.

Administrative costs
Our administrative costs of $1,441,810 declined from $3,389,772 during the period ended June 30, 2008.  The sharp decrease is a result from one-time compensation charges of $2,560,000 for the acquisition of DWM and the public listing which took place in second quarter of 2007. Compared to the same period in 2007, we have higher audit and traveling costs.

Results of Operation for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

In the quarter ended June 30, 2008, we had a net loss of $4,751,440 as compared to a net loss of $5,060,300 for the quarter ended June 30, 2007. Our net loss for the second quarter in 2008 is positively affected by revenues of $593,196, stemming from an option premium received by Santos ($558,696) and consulting fees ($34,500). The corresponding period in 2007 is unaffected by revenue from operations as we had none in the period.

In the quarter ended June 30, 2008, our operating expenses of $4,734,611decreased from $5,124,906 as compared to the same period in 2007. The decrease is attributable to the one-off charges we had in the second quarter of 2007 related to the acquisition of DWM and the public listing ($2,560,000).

Personnel costs
The number of employees increased three fold for the quarterly period ended June 30, 2008 compared to the three months ended June 30, 2007. As a result, our personnel costs increased by 48% from $1,679,208 to $2,491,243. 66% of the total personnel costs incurred in the second quarter of 2008, or $1,633,065, are related to a non-cash charge for our stock compensation and stock option plan to obtain and retain qualified management.

Exploration costs
For the quarterly period ended June 30, 2008, we incurred exploration costs of $1,026,399, as compared to no exploration costs for the comparable period in 2007. $415,311 are related to our project in Albania, for which we finalized the environmental report as well as hired GII for our seismic work program ($232,800). In Chile, we spent $106,406, while the expenses for the seismic work program in Tajikistan amounted to $494,682. For the second quarter ended June 30, 2007, we had no exploration charges.

Consulting fees
For the quarterly period ended June 30, 2008, we paid consulting fees in the amount of $385,952, of which $127,551 were based on stock based and stock option based compensation, as compared to $224,368 for the period ended June 30, 2007.  This 72% increase is due to paying consulting fees in order to set up our Mongolian business.

Administrative costs
Our administrative costs declined from $3,217,783 to $818,864 during the quarterly period ended June 30, 2008. The sharp decrease is a result from the one-time compensation charges of $2,560,000 for acquisition of DWM and public listing which took place in the second quarter of 2007. Compared to the same period in 2007, we have higher audit and travelling costs.

Liquidity and Capital Resources

Our cash balance as of June 30, 2008 was $7,788,927, of which $6,180,000 is restricted to finance the bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geophysical (G&G) costs in Albania), leaving a balance of $1,608,927. We are currently in negotiations for an up to $80 million financing, which we expect to be completed by the end of October 2008. In the meantime, we are in negotiations for an immediate mezzanine tranche of bridge financing of up to $10 million, of which $2 million are committed and a letter of intent was signed with a group for over $4 million. We expect this mezzanine bridge financing would allow us to fund our operations through to the planned financing. If we are not able to raise the required funds we would consider farming-out projects in order to reduce our financial commitments.

On April 30, 2008, the Company successfully negotiated a mezzanine tranche of bridge financing and raised $4,000,000 through the issuance of 4,000 debenture notes (Debentures) of $1,000 each and 1,000,000 detachable warrants.  Refer to Note 8 of Group’s quarterly financial statements for further information.

In order to continue to fund operations after the next six months and implement the growth strategy through the further acquisition of new licenses in particular in Central Asia and the Balkan Region as well as to finance continuing operations, we will require further funds. We expect these funds will be raised through additional equity and/or debt financing.

Our capital commitments are disclosed in our Annual Report on form 10-KSB for the year ended December 31, 2007.  There has been no material change in these commitments.

Operating Activities

Net cash flow from operating activities of $4,479,575 for the first six months of 2008 has increased from $1,937,027 in the comparable period.  This is mainly due to higher stock-based compensation expenses, which are for consulting fees and employee incentive programs.

Investing Activities

Net cash flow from investing activities of $6,270,064 for the first six months of 2008 has increased from $53,049 in the comparable period. This is mainly due to moving cash of $6,180,000 to the bank guarantee, which now is classified as restricted cash. The other items remain largely unchanged and are not material.

Financing Activities

Net cash flow from financing activities of $3,818,366 for the first six months of 2008 has decreased from $9,465,042 in the comparable period.  In the first half of 2007, the majority of the cash flows were related to the issuance of shares of common stock and warrants in conjunction with the merger.  There has been no corresponding issuance of shares of common stock and warrants in the current period.  We have issued debentures of $3,760,000 and detachable warrants with the debentures of $240,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Developments

We are primarily focused on our operations in Albania, Kyrgyz Republic, Tajikistan, and Chile. Furthermore, we are targeting the acquisition of exploration blocks in Mongolia. Since the end of our most recent fiscal year, various developments have affected these operations.

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

Since January 1, 2008, the following developments have taken place in connection with our operations in Albania:

Geologists and Geophysicists of our team in Albania are preparing a seismic program for 400 KM of 2-D linear seismic. The seismic lines have been defined and mapped. An environmental study was performed and presented in order to receive approval for the project from local authorities and from the Ministry of Economy, Trade and Energy. External seismic crews have realized field trips to all four blocks in order to prepare offers for the tender. A contract for this project has been signed with the GII. A technical study including resource estimates was made by an independent consultant. The reprocessing of selected lines (800 KM) from previous seismic explorations was finished. The digitized data are transferred into modern scripts and are loaded to the geological software of the team. A number of field trips were realized to optimize the construction of roads for the drilling trucks. Different technical options and parameters for performing the seismic were evaluated.

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

Seismic operations began on September 30 in the western part of Batken oblast. By the end of the year, 89.4 km had been acquired in the Tuzluk license. Towards the end of the year, severe winter weather had begun to hamper operations. This severe weather continued throughout January and into February and had a substantial impact on seismic operations. By March weather conditions had improved and a total of 64.3 km was acquired in March in SPC acreage compared to 30.3km in January (7.7km) and February( 22.5km) combined. Seismic acquisition in the Tuzluk license continued throughout April, May, and June and were completed towards the end of the second quarter 2008 with a total of 315.4 km having been acquired in the Tuzluk license (not including a 1.1km test line). During the quarter, 131.6km of seismic was acquired in the Tuzluk block. Seismic operations were finalized in the Tuzluk area at the end of June, and the crew began the process of moving to the Nanai permit area. A second vibrator crew is being mobilized and will begin operations in the Soh license in August /September. The operation was completed without incident and full clearances obtained from the relevant authorities. A small community project was undertaken and completed to provide equipment and materials for an upgrade to the local Arka school gymnasium and has helped to cement relationships with the local community

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

•	The office in Bishkek has been involved in general office administration and management, building relationships with industry and government and resolving various local taxation issues

Since January 1, 2008, the following developments have taken place in connection with South Petroleum’s operations in the Kyrgyz Republic:

Seismic operations were initiated in the Tuzluk area on September 30, 2007 and completed on June 27, 2008.  The seismic crew base was located in the village of Arka, near the Tajikistan border.  The crew was engaged in acquiring seismic over the Sulukta (Textonic) and Tuzluk (SPC) licenses and in Somon Oil acreage across the border in Tajikistan.

Initial parameter testing was carried out and the subsequent parameters adapted were agreed to correspond to USD/km rate of $6,970/km ( VAT not included).

During the months of January, February and March  94.6kms were acquired on seismic lines 8, 10, 11, 12, 13, 14, 15, 18 and19. Field stacks indicated moderate data quality. During April, May and June, 131.6kms of seismic were acquired in the Tuzluk license on lines 2, 4, 5, 6, 7, 18, 19, 20, 21, 22, 23, 24, 26, 32 and 33  Full processing trials are underway with some encouraging results.

Operations were also conducted; starting in late December, across the border into Tajikistan on the first of a number of seismic line extensions with the aim of obtaining long receiver offset data to improve imagery of the Tuzluk subthrust leads. Such data will be available to SPC through a trade agreement with Somon Oil. A total of 123km were acquired in the Somon Oil Block by the end of June.

No safety incidents were recorded.  Land access proceeded smoothly without incident.

Planning for drilling is ongoing with the appointment of a Drilling Manager, Alistair Chomley to the SPC Bishkek Office. A Drilling HSE Manager has also been appointed to the SPC office together with support staff.

Work has been underway to assess rig availability, infrastructure, import and transport routes, import procedures, national and local planning, and contractual requirements and preliminary location and access scouting for the drilling of up to four deep wells in 2009.

Long lead items acquired for the deep drilling program are currently under storage in Indonesia. Discussions are also underway with Caspian Oil and Gas for a shallow drilling program of 2-4 wells in the Soh and Tuzluk licenses. Caspian will use their 850HP rig in this operation. Discussions are underway between SPC, and Caspian/Sherik to ensure the rig is operationally ready for the planned program.

The likely commencement of a deep drilling program will not occur until the second quarter of 2009. Commencement of a shallow program may occur during the third quarter of 2008.

The following is a summary of the Adelaide Office activities until end of June 2008:

A team from Santos Adelaide has been responsible for integrating the new data into prior data sets and generating new prospects and leads for future drilling. The following summarizes the work carried out;

Database

•	On-going database assembly with:

o	Digitization of well wire line log data

o	Rectification of scanned maps

o	Field GPS quality control of well head locations, and incorporation into Santos mapping and seismic interpretation packages continued (DBMap and Geoframe)

o	Capture of relevant information from Soviet-era reports

o	Wireline log and seismic data loaded into Geoframe master interpretation project

o	Formation tops data continued to be assembled and bulk loaded into Geoframe interpretation package

Seismic Reprocessing, Scanning & Acquisition

•	Seismic reprocessing project is complete.

•	Scanning seismic project by SNG is completed.

•
All original hardcopy seismic were scanned in Australia by contractor New Wave to provide a further dataset, which is being utilized as a final quality check against the reprocessed and SNG scanning.  This data set found to be more workable and has been used for current mapping

•	Geophysical interpretation of digital seismic is proceeding

Seismic Interpretation & Mapping

•	Seismic interpretation and mapping continued in each of the Tuzluk, Soh, West Soh, and Nanai permits.

•	Mapping has been incorporated into plans for proposed new seismic acquisition, with minor adjustments being made to the location of lines in the 2D acquisition grid.

Geological & Geophysical work

•	Rock sample petrography and geochemistry reports completed.

•	Integration of well velocity data and wireline log data into seismic interpretation project

•	Geological well to well correlations

•	Thermal history modeling

The following is a summary of the Bishkek Office activities until the end of June 2008:

•	Presentations have been made to the State Agency of Geology (New Director) outlining the progress made in relation to seismic acquisition.

•
Discussions with the State Agency and others concerning the new Sub Soil laws and the proposed imposition of license fees continued and representations made through the IBC (International Business Council). These discussions are ongoing at the present time.

•	General license administration and reporting continued during the quarter and half yearly reports were prepared.

•	Digitizing of electric logs and maps continued during the period.

•	Continued to build in-country relationships with industry and government.

•	The Jalalabad office provided support to the seismic field operations and to drilling planning.

Tajikistan

On July 25, 2007, the Tajikistan government awarded our subsidiary, CJSC Somon Oil Company (“Somon”), an exploration license in Novobod Tajikistan covering approximately 303,198 acres (or approximately 1,227 km2). We anticipate the Tajikistan government granting Somon a North Tajik license in the near future. We have a 90% equity interest in Somon with the other 10% interest held by the Tajik company Anawak LLC.

We have entered into an Option Agreement with Santos. Under the Option Agreement, Santos will pay an amount equivalent to the seismic acquisition costs in the Tajik area (approximately USD1.3 million) in consideration for an option to farm-in to Somon's prospecting licenses. If Santos were to exercise its option to enter into a Farm In Agreement, Santos would acquire a 70% interest from us in Somon in exchange for certain expenditure commitments for the exploration and development of the licenses.

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

The performance of the seismic operation has improved in March following the improvement in weather and the introduction of a drilling team from SNG Tajikistan. Every effort has been made to improve crew efficiency, with an objective of lifting production rates to an average of 4km/day target. In the second quarter of 2008, a total of 107.88km of 2D seismic were acquired. A total of 123km were acquired in the Somon Oil Block by the end of June. No safety incidents were recorded.  Land access proceeded smoothly without incident.

Chile

On November 21, 2007, IPR and Manas were awarded the onshore Tranquilo Block by ENAP (Empresa Nacional del Petróleo-Chile) in the first exploration round in Chile, this award was memorialized in a final document with the Chilean Ministry during a ceremony chaired by the Chilean President Michele Bachelet. The block, the largest among the 10 exploration blocks offered (6,760 km2) is situated in the Magallanes Basin in the southern part of Chile, with high exploration potential acreage with fields and infrastructure nearby. We anticipate the contract with the government of Chile to be finalized in the coming months.

Since January 1, 2008, the following developments have taken place in connection with our consortium’s operations in Chile:

Manas and its partner, Independent Petroleum Resources (IPR), who won a tender in the Magallanes Basin have been negotiating with the Chilean Ministry the exploration and development contracts. The contract (CEOP) was signed in an official ceremony on April 30th. Manas incorporated the Chilean company Manas Energia Chile limitada which is holding the license.

On April 29, 2008, Manas and IPR entered into a farm-out agreement with Geopark and Pluspetrol. Manas and IPR will each hold 20% of the project and Geopark and Pluspetrol will each hold 30%. An application for the transfer of the shares to the ministry will be made shortly after the ratification of the Tranquillo block licenses. If this is approved, the operatorship will be transferred from IPR to Geopark, who is already operating a block in the Magallanes basin.

Geopark presented first operational activities to IPR, Pluspetrol and Manas including a preliminary project plan for phase 1, results of scouting with a seismic crew and geological interpretation of the prospects.

One of the first activities of Geopark after the operatorship will be officially transferred will be reprocessing and reinterpretation of existing 1428km 2D seismic and evaluation of the existing wells to determine future drilling prospects and possible production opportunities in 2009.

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

Item 4.                      Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Additionally, our Chief Executive Officer and Chief Financial Officer determined that there have been no changes to our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.                      Legal Proceedings

None.

Item 1A.                      Risk Factors

There have been no material changes to the risk factors described in Part II, Item 1A "Risk Factors" included in the Form 10-Q for the quarter ended March 31, 2008.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On April 30, 2008, we completed an issuance of debentures to four investors in a principal amount of $4,000,000 and warrants to purchase 1,000,000 shares of our common stock. Upon certain events, the Debentures are convertible into shares of our common stock at a non-fixed rate and the warrants are exercisable into 1,000,000 shares of our common stock at $2.10 per share.  The Debentures were issued to four non-US person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S under the Securities Act of 1933.

On June 2, 2008, we issued 43,741 shares to pay our interest on the debenture issued on April 30, 2008 at a cost of $57,479. These shares were issued to four non-US person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S under the Securities Act of 1933.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Acting Principal Accounting Officer
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manas Petroleum Corporation

/s/ Thomas Flottmann_________________________
Name: Thomas Flottmann
Title: Chief Executive Officer
Date:  August 13, 2008

/s/ Rahul Sen Gupta__________________________
Name:  Rahul Sen Gupta
Title: Chief Financial Officer
Date:  August 13, 2008