Form 10-Q
period 2008-09-30
MANAS PETROLEUM CORP
filed 2008-11-14
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐         No ☑

The number of shares of outstanding common stock of Manas Petroleum Corporation, which is the only class of its common equity, on November 14, 2008, was 117,570,122.

Item 1. Financial Statements

Description	Page No.
FINANCIAL INFORMATION:
Unaudited Condensed Consolidated Financial Statements	F-1
Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	F-1
Condensed Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 and for the Period From Inception, May 25, 2004 to September 30, 2008	F-2
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 and for the Period From Inception, May 25, 2004 to September 30, 2008	F-3
Condensed Consolidated Statement of Shareholders’ Equity/(Deficit)	F-4
Condensed Notes to Condensed Consolidated Financial Statements	F-5

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	09.30.2008	12.31.2007
	USD	USD

ASSETS

Cash and cash equivalents	1,342,063	8,480,771
Restricted cash	9,115,000	-
Accounts receivable	186,841	148,346
Prepaid expenses	206,979	125,923

Total current assets	10,850,883	8,755,040

Debt issuance costs	298,050	-
Tangible fixed assets	246,524	153,074
Investment in associate	238,304	238,304
Other non-current assets	62,279	62,279

Total non-current assets	845,157	453,657

TOTAL ASSETS	11,696,040	9,208,697

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank overdraft	-	2,305
Accounts payable	1,784,726	110,156
Bank loan	1,220,000	-
Accrued expenses Albania fees	-	400,000
Accrued expenses VAT	365,301	264,984
Accrued expenses Professional fees	84,301	408,862
Accrued expenses Interest	98,849	-
Accrued expenses Commissions	70,000	-
Other accrued expenses	210,775	168,192

Total current liabilities	3,833,952	1,354,499

Loan owed to a shareholder	-	39,329
Participation liabilities	640,000	-
Contingently convertible loan	1,698,849	-
Debentures	3,810,000	-

Total non-current liabilities	6,148,849	39,329

TOTAL LIABILITIES	9,982,801	1,393,828

Common stock (300,000,000 shares authorized, USD 0.001 par value, 117,570,122 and 112,156,488 shares, respectively, issued and outstanding)	117,570	112,156
Additional paid-in capital	32,735,505	21,550,636
Deficit accumulated during the development stage	(31,202,436)	(13,904,456)
Accumulated other comprehensive income	62,600	56,533

Total shareholders' equity	1,713,239	7,814,870

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	11,696,040	9,208,697

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended		Period from	Period from
					05.25.2004	05.25.2004
					(Inception) to	(Inception) to
	09.30.2008	09.30.2007	09.30.2008	09.30.2007	12.31.2007	09.30.2008
	USD	USD	USD	USD	USD	USD

OPERATING REVENUES

Other revenues	42,122	-	635,318	-	740,409	1,375,728

Total revenues	42,122	-	635,318	-	740,409	1,375,728

OPERATING EXPENSES

Personnel costs	(2,347,406)	(2,012,860)	(7,404,306)	(3,709,079)	(5,994,135)	(13,398,441)
Exploration costs	(2,788,817)	(105,651)	(4,076,829)	(151,552)	(1,374,982)	(5,451,811)
Depreciation	(14,872)	(4,210)	(36,709)	(8,018)	(46,632)	(83,342)
Consulting fees	(420,769)	(492,434)	(3,617,992)	(914,635)	(3,732,079)	(7,350,070)
Administrative costs	(695,284)	(714,948)	(2,137,094)	(4,104,720)	(7,492,559)	(9,629,653)

Total operating expenses	(6,267,148)	(3,330,103)	(17,272,929)	(8,888,004)	(18,640,386)	(35,913,316)

Gain from sale of investment	-	-	-	-	3,864,197	3,864,197
Loss from sale of investment	-	-	-	(900)	(900)	(900)

OPERATING LOSS	(6,225,026)	(3,330,103)	(16,637,611)	(8,888,904)	(14,036,680)	(30,674,291)

NON-OPERATING INCOME / (EXPENSE)

Exchange differences	816	8,825	60,373	(18,195)	(88,943)	(28,570)
Interest income	49,702	97,622	124,053	199,259	343,350	467,404
Interest expense	(207,676)	(3,950)	(843,268)	(8,725)	(81,640)	(924,907)

Loss before taxes and equity in net loss of associate	(6,382,184)	(3,227,606)	(17,296,453)	(8,716,565)	(13,863,912)	(31,160,365)

Taxes	(750)	(352)	(1,527)	(676)	(1,674)	(3,201)
Equity in net loss of associate	-	(18,169)	-	(38,302)	(24,523)	(24,523)
Minority interest in net income	-	-	-	-	(18,700)	(18,700)

Net loss	(6,382,934)	(3,246,127)	(17,297,980)	(8,755,543)	(13,908,809)	(31,206,789)

Weighted average number of outstanding shares	114,700,557	111,878,422	113,610,124	107,416,090	102,464,307	104,386,242

Basic and diluted loss per share	(0.06)	(0.03)	(0.15)	(0.08)	(0.14)	(0.30)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the nine months ended		Period from
			05.25.2004
			(Inception) to
	09.30.2008	09.30.2007	09.30.2008
	USD	USD	USD

OPERATING ACTIVITIES

Net loss for the period	(17,297,980)	(8,755,543)	(31,206,789)

To reconcile net loss to net cash used
in operating activities

Minority interest in net income	-	-	18,700
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	900	900
Equity in net loss of associate	-	38,302	24,523
Depreciation	36,709	8,018	83,342
Amortization of debt issuance costs	51,860	-	51,860
Exchange differences	(60,373)	18,195	28,570
Interest expense on contingently convertible loan	18,849	-	18,849
Interest expense on debentures	607,989	-	607,989
Increase in participation liabilities	640,000	-	640,000
Decrease / (increase) in receivables	(64,615)	(166,775)	(333,690)
Decrease / (increase) in other non-current assets	-	-	(62,279)
(Decrease) / increase in accounts payables	1,673,141	(411,385)	1,246,975
(Decrease) / increase in accrued expenses	(537,748)	30,848	632,868
Stock-based compensation	8,112,293	5,578,623	15,357,582

Cash flow from operating activities	(6,819,873)	(3,658,817)	(16,754,795)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(130,160)	(74,043)	(408,908)
Sale of tangible fixed assets and computer software	-	-	79,326
Proceeds from sale of investment	-	-	4,000,000
Restricted cash	(9,115,000)	-	(9,115,000)
Acquisition of investment in associate	-	-	(67,747)

Cash flow from investing activities	(9,245,160)	(74,043)	(5,512,329)

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80,019
Issuance of units	1,849,429	13,208,055	15,057,484
Issuance of contingently convertible loan	1,680,000	-	1,680,000
Issuance of debentures	3,760,000	-	3,760,000
Issuance of warrants	670,571	-	670,571
Cash arising on recapitalization	-	6,510	6,510
Shareholder loan repaid	(39,329)	(372,162)	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Increase in bank loan	1,220,000	-	1,220,000
Payment of debt issuance costs	(279,910)	-	(279,910)
(Decrease) / increase in bank overdraft	(2,305)	20,325	-

Cash flows from financing activities	8,858,456	12,862,728	23,462,561

Net change in cash and cash equivalents	(7,206,578)	9,129,868	1,195,437

Cash and cash equivalents at the beginning of the period	8,480,771	1,090,098	-
Currency translation effect on cash and cash equivalents	67,870	(18,083)	146,626

Cash and cash equivalents at the end of the period	1,342,063	10,201,883	1,342,063

Supplement schedule of non-cash investing and financing activities:

Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay placement commission expenses	-	2,689,910	2,689,910
Debenture interest paid in common shares	57,449	-	57,449

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre-hensive Income (Loss)	Total share-holders' equity / (deficit)	Compre-hensive Income (Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019	-
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)	(678,114)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)	(1,775,233)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052	-
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575	1,427,851

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction (Note 1)	20,110,400	20,110	(356,732)	-	-	(336,622)	-
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289	-
Private placement of Units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997	-
Private placement of Units	10,709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825,227	825	3,521,232	-	-	3,522,057	-
Currency translation adjustment	-	-	-	-	3,069	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)	(12,825,496)
Balance December 31, 2007	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870	(12,822,427)

Balance January 1, 2008	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	1,369,893	1,370	4,536,211	-	-	4,537,580	-
Currency translation adjustment	-	-	-	-	1,621	1,621	1,621
Net loss for the period	-	-	-	(6,163,605)	-	(6,163,605)	(6,163,605)
Balance March 31, 2008	113,526,381	113,526	26,086,846	(20,068,062)	58,154	6,190,466	(6,161,984)

Balance April 1, 2008	113,526,381	113,526	26,086,846	(20,068,062)	58,154	6,190,466	(6,161,984)
Stock-based compensation	43,741	44	1,814,052	-	-	1,814,096	-
Issuance of warrants	-	-	240,000	-	-	240,000	-
Beneficial Conversion Feature	-	-	557,989	-	-	557,989	-
Currency translation adjustment	-	-	-	-	(1,750)	(1,750)	(1,750)
Net loss for the period	-	-	-	(4,751,440)	-	(4,751,440)	(4,751,440)
Balance June 30, 2008	113,570,122	113,570	28,698,888	(24,819,502)	56,404	4,049,361	(10,915,174)

Balance July 1, 2008	113,570,122	113,570	28,698,888	(24,819,502)	56,404	4,049,361	(10,915,174)
Stock-based compensation	-	-	1,760,617	-	-	1,760,617	-
Private placement of Units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429	-
Issuance of warrants	-	-	430,571	-	-	430,571	-
Currency translation adjustment	-	-	-	-	6,195	6,195	6,195
Net loss for the period	-	-	-	(6,382,934)	-	(6,382,934)	(6,382,934)
Balance September 30, 2008	117,570,122	117,570	32,735,505	(31,202,436)	62,600	1,713,239	(17,291,913)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (“Group”) for the three and nine months ended September 30, 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Group's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The Company considers itself as a development stage company since it has not realized any revenues from its planned principal operations. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

The Company, formerly known as Express Systems Corporation, was incorporated in the State of Nevada on July 9, 1988. The Group has a focused strategy on exploration and developing oil and gas resources in Central Asia (Kyrgyz Republic and subsidiary in Republic of Tajikistan), in the Balkan Region (subsidiary in Albania) as well as in Latin America (subsidiary in Chile).

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

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

2. GOING CONCERN

The condensed consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. Our cash balance as of September 30, 2008 was $10,457,063, of which $9,115,000 has been restricted for a bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania) and two escrow accounts for the first phase of our work program in Mongolia (covering the seismic and G&G costs in Mongolia), leaving a balance of $1,342,063. The Group’s net losses since inception were $31,206,789. Based on our expected monthly burn rate per month, we estimate that we have sufficient working capital to fund operations for two months. Given the turbulences on the global equity markets, we now anticipate that the planned financing of up to $80,000,000 will take place from now until 2009.

In order to continue to fund operations for the next twelve months and implement the geological work program for our projects particularly in Central Asia and the Balkan Region as well as to finance continuing operations, the Group will require further funds. We expect these funds will be raised through additional equity and/or debt financing. If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments.

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

The accompanying financial data as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 and for the period from inception, May 25, 2004, to September 30, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2008 and December 31, 2007, results of operations for the three and nine months ended June 30, 2008 and 2007 and for the period from inception, May 25, 2004, to September 30, 2008 and cash flows for the nine months ended September 30, 2008 and 2007 and for the period from inception, May 25, 2004, to September 30, 2008, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

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

5. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

	USD (held in USD)	USD (held in EUR)	USD (held in CHF)	USD (held in other currencies)	USD TOTAL Sept 30, 2008	USD TOTAL 2007	USD TOTAL 2006
Bank and postal accounts	1,317,260	1,006	14,406	9,391	1,342,063	8,480,771	1,090,098
Cash and Cash Equivalents	1,317,260	1,006	14,406	9,391	1,342,063	8,480,771	1,090,098

Cash and cash equivalents are available at the Group’s own disposal, and there is no restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

The Group has a bank guarantee for our Albanian project of $5,115,000 as well as two escrow accounts for our Mongolian project of $4,000,000 which is considered restricted cash totaling $9,115,000 as of September 30, 2008.

During the three months ending September 30, 2008, the funds in the restricted cash position were reduced by $1,065,000 upon the investments in G&G and seismic work carried out in Albania. The funds in the bank guarantee will be continuously reduced on a monthly basis in accordance with negotiations with the Albanian government and are available at the Group’s own disposal thereafter (there is no restriction or limitation of these funds after their release).

During the three months ending September 30, 2008, the funds in the restricted cash position were increased by $4,000,000 for the Group’s two escrow accounts in Mongolia, which cover the G&G and seismic work expected to be carried out in Mongolia for Phase 1. The funds in the escrow accounts will remain until Phase 1 of the work program are completed in accordance with the Mineral Resources and Petroleum Authority of Mongolia and are available at the Group’s own disposal thereafter (there is no restriction or limitation of these funds after their release). If Manas does not complete Phase 1 these funds will be forfeit.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

6. TANGIBLE FIXED ASSETS

2008	Office Equipment & Furniture	Vehicles	Leasehold Improvements	Total
	USD	USD	USD	USD
Cost at January 1	77,845	53,000	42,424	173,269
Additions	50,830	74,379	4,952	130,160
Disposals	-	-	-	-
Cost at September 30	128,674	127,379	47,375	303,429

Accumulated depreciation at January 1	(10,471)	(9,000)	(724)	(20,195)
Depreciation	(18,346)	(11,339)	(7,025)	(36,709)
Disposals	-	-	-	-
Accumulated depreciation at September 30	(28,817)	(20,339)	(7,748)	(56,904)

Net book value at September 30	99,858	107,040	39,627	246,524

Depreciation expense and accumulated depreciation for the year ended December 31, 2007 were $15,633 and $20,195.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

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

For the nine months ending September 30, 2008, Manas recorded a total charge of $8,058,814 in respect of the equity awards granted under the stock compensation and stock option plans ($1,760,617 for the third quarter of 2008). Of this total charge, $5,175,379 and $2,883,435 were recorded in personnel costs and consulting fees, respectively, for the nine months ending September 30, 2008 (or $1,633,065 and $127,551, respectively, for the third quarter of 2008).

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

8. DEBENTURE

On April 30, 2008, the Company successfully negotiated a mezzanine tranche of bridge financing and raised $4,000,000 through the issuance of 4,000 debenture notes (Debentures) of $1,000 each and 1,000,000 detachable warrants. The warrants are exercisable to purchase the Company’s unregistered common shares at $2.10 per share at the option of the holder and will expire on April 30, 2010. The net proceeds after paying finders fee were $3,790,000. The Debentures bear an interest of 8% per annum payable twice a year (June and December) and are due and payable in full two years from the date of issuance (April 30, 2010).  The Debentures can be prepaid along with any unpaid interest at the Company’s request without prepayment premium or penalty. The Debentures can be converted into unregistered common shares at any time on demand of the holder at a conversion price based upon the average price of the 20 days trading price prior to conversion and subject to a floor of $1.00 per share. Interest can be paid in the equivalent amount of unregistered common shares of the Company. If the Company issues shares for proceeds in excess of $40,000,000, then up to 50% of the proceeds are required to be used to pay down the Debentures.

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

For the nine months ending September 30, 2008, we have accreted the Debentures for the discount that relates to the current period ($50,000).

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

9. WARRANTS

As of September 30, 2008, the Company had a total of 17,933,989 warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 17,933,989 shares of common stock in the event that these warrants are exercised.

During the three month period ending September 30, 2008, the Company has issued 4,000,000 warrants exercisable at $0.95 each pursuant to the issuance of a private placement unit offering amounting to a fair value of $430,571 or $0.108 per warrant. These warrants expire on September 4, 2010. The fair value of the warrants was determined using the Black-Scholes option pricing model using a 2-year term of the option, a volatility factor of 50%, a risk-free rate of 5.0% and no assumed dividend rate.

10. BANK LOAN

On September 21, 2008, the Company entered into a loan agreement (“Debt”) and raised a principal amount equaling $2,440,000. Proceeds of $1,220,000 have been received in the current quarter. The Debt carries a per annum interest of 12% payable at the date of maturity and is payable in full on September 21, 2009. No issuance costs apply.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

11. CONTINGENTLY CONVERTIBLE LOAN

On August 18, 2008, the Company issued contingently convertible loans (the “Loans”) with a principal amount of $2,000,000 and disposed of 8% of its interest in its operations in Mongolia related to Blocks 13 and 14 for aggregate proceeds of $2,000,000.  The net proceeds after paying finders fee were $1,860,000.  The Company is responsible for the Loan holder’s share of the exploration costs attributable to Blocks 13 and 14 through phases 1, 2 and 3, hereinafter referred to as the Participation Liability.

The Company has allocated part of the gross proceeds to a Participation Liability for the exploration costs related to the 8% interest in Blocks 13 and 14 in Mongolia provided to the unit holder.  The Company has estimated that there is a range of costs that could be incurred through exploration phases 1, 2 and 3.  The total minimum estimated spends for phase 1, the only phase that is currently probable, is $4,000,000 and therefore, a Participation Liability of $320,000 has been recorded.  This liability will be reduced as expenses are incurred.  The liability will be re-evaluated in future periods and any change will be recorded immediately in the statement of operations.

The Loans carry an interest rate of 8% per annum and all principal and accrued interest is payable in full two years from the date of issuance (August 18, 2010).  The Loans are secured by the Group’s assets in the Kyrgyz Republic.

The principal and any accrued but unpaid interest on the Loans are convertible, in whole or in part, at the option of the holders if the Group conducts a public offering at the prevailing market price.  The conversion feature represents an embedded derivative that is not indexed to the Company’s own shares because it is convertible at a variable price.  Accordingly, it must be recorded as a liability at fair value with changes in fair value recorded in the statement of operations.  At inception and September 30, 2008, the Company has estimated the fair value of the conversion option at zero.

The initial carrying amount of the Loans of $1,680,000 will be accreted to the redemption amount of $2,000,000 over the term of the loans using the effective interest method.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

12. PRIVATE PLACEMENT

On September 4, 2008, the Company conducted a private placement in which it sold 4,000,000 units for $2,600,000, or $0.65 per unit. Each unit consisted of one share of common stock, one warrant and an interest in rights granted to us by the Mineral Resources and Petroleum Authority of Mongolia with respect to certain production sharing contracts governing areas in Mongolia referred to as Blocks 13 and 14.  The Company agreed to cover the unit holder’s share of the exploration costs on Blocks 13 and 14 through exploration phases 1, 2 and 3 herein after referred to as the Participation Liability.

Each of the 4,000,000 warrants granted under the Securities Purchase Agreement is exercisable for two years at $0.95 per warrant. The warrants carry “tag-along” registration rights such that if a registration statement (other than on Form S-4 or S-8) is filed, the holders may demand that the shares underlying their warrants be included in such registration statement.  If no such registration statement is filed by January 4, 2009, the Company has to undertake its best efforts to file a registration statement for the shares underlying the warrants by May 4, 2009.  There is no financial penalty in the agreement should the Company fail to file a registration statement.

Of the aggregate proceeds received of $2,600,000, $430,571 has been allocated to the warrants based on their estimated fair value, $320,000 has been allocated to the Participation Liability and the balance has been allocated to the Shareholders’ Equity.

The amount allocated to the Participation Liability was determined in the same manner as the Participation Liability arising in connection with the Loans described in Note 13.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

13. PARTICIPATION LIABILITY

On August 18, 2008, the Company completed the issuance of contingently convertible loans (the “Loans”) and in addition to the interest payable under the Loans, the Loan holders will obtain an interest in 8% of our interest in our operations in Mongolia related to the Blocks 13 and 14 without having to undertake any of the obligations of work programs connected to those lots (governing areas in Mongolia referred to as Tsagaan-Els 13 and Zuuabayan 14).

On September 4, 2008, we conducted a private placement and each unit consisted of one share of common stock, one warrant and an interest in rights granted to us by the Mineral Resources and Petroleum Authority of Mongolia with respect to certain production sharing contracts governing areas in Mongolia referred to as Tsagaan-Els 13 and Zuuabayan 14. A total of 8% of our interest in our operations in Mongolia related to the Blocks 13 and 14 without having to undertake any of the obligations of work programs connected to those lots (governing areas in Mongolia referred to as Tsagaan-Els 13 and Zuuabayan 14).

The Company considers each of the 8% participation in the interest of our operations in Mongolia as a Participation Liability of $320,000 each (totalling $640,000) and will amortize using the effective interest rate method over a period of two years.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

14. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share	Equity share
	Country	Sept 30, 2008	Dec 31, 2007	Dec 31, 2006
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%	-
Manas Petroleum AG, Baar (2)	Switzerland	100%	100%	-
CJSC South Petroleum Company, Jalalabat (3)	Kyrgyz Republic	25%	25%	25%
CJSC Somon Oil Company, Dushanbe (4)	Rep of Tajikistan	90%	90%	90%
Manas Petroleum of Chile Corporation, Victoria (5)	Canada	100%	n/a	n/a
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	n/a	n/a
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	n/a	n/a
(1) Including Branch in Albania
(2) Founded in 2007
(3) CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(4) CJSC Somon Oil Company was founded by DWM Petroleum AG
(5) Founded in 2008
(6) Founded in 2008
(7) Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008

The ultimate control owner of the Group is the management of the Group (58%). Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

The following table provides the total amount of transactions, which have been entered into with related parties for the relevant financial period:

Board of directors	01.01.-09.30.08	01.01.-09.30.07
	USD	USD
Payments to directors for office rent	141,510	72,273
Payments to related companies controlled by directors for rendered consulting services	5,814	-

	09.30.08	09.30.07
	USD	USD
Loan from a director	-	37,758

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

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

15. COMMITMENTS & CONTINGENT LIABILITIES

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

During the initial phase of making application for our Chilean Exploration license, a joint bidding group was formed with Manas, IPR and Energy Focus. Each had a one-third interest.

Manas and IPR are established petroleum businesses. Energy Focus is a start-up business. On its own accord, Energy Focus left the bidding group. Energy Focus prepared a side letter, which was signed by Manas and IPR. By the terms of this side letter, Energy Focus was granted the option to rejoin the consortium under certain conditions.

Even though Energy Focus has been asked many times to join the group by contributing its prorated share of capital, they have failed to do so. Despite this, Energy Focus claims that they are entitled to participate in the consortium at any future time. IPR and Manas disagree with this interpretation.

No litigation has been commenced as of September 30, 2008. Manas and IPR are firmly of the view that Energy Focus no longer has any right to join the consortium. While Energy Focus has not accepted this position, they have not commenced litigation.

At September 30, 2008, there had been no legal actions against the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Chile and Albania.

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

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

16. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

	For the nine months ended	For the nine months ended
	September 30, 2008	September 30, 2007
	USD	USD
Wages and salaries	7,193,389	3,632,948
Social security contributions	106,026	72,311
Pension fund contribution	104,423	2,128
Other personnel expenses	468	1,691
Total Personnel Costs	7,404,306	3,709,079

	For the three months ended	For the three months ended
	September 30, 2008	September 30, 2007
	USD	USD
Wages and salaries	2,349,351	1,987,431
Social security contributions	29,717	25,577
Pension fund contribution	-31,662	-149
Other personnel expenses	-	-
Total Personnel Costs	2,347,406	2,012,860

17. EARNINGS PER SHARE

Loss per share is calculated as Net Loss for the nine months ended September 30, 2008 and September 30, 2007 divided by 113,610,124 and 107,416,090 outstanding shares and as Net Loss for the three months ended on September 30, 2008 and September 30, 2007 divided by 114,700,557 and 111,878,422 outstanding shares.

For the three and nine months ended September 30, 2008 and September 30, 2007 all share options and warrants were excluded from the calculation of the diluted weighted average number of shares, because the Group made a net loss during the calculation period and the effect of their inclusion would be anti-dilutive.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

18. SUBSEQUENT EVENT(S)

On October 14, 2008, the Albanian National Agency of Natural Resources (AKBN) informed the Company that the bank guarantee associated with the Albanian project can be further reduced by $958,256. The funds are available at the Group’s own disposal (no restriction or limitation of these funds after release).

On November 7, 2008, the Albanian National Agency of Natural Resources (AKBN) informed the Company that the bank guarantee associated with the Albanian project can be further reduced by $356,319. The funds are available at the Group’s own disposal (no restriction or limitation of these funds after release).

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

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

In the nine months ended September 30, 2008, we had a net loss of $17,297,980 as compared to a net loss of $8,755,543 for the comparable period ended September 30, 2007. Our net loss for the accounting period in 2008 is positively affected by revenues of $635,318, stemming from an option agreement with Santos International Ventures Pty Ltd. (“Santos”) of $558,696 and consulting revenues of $76,622. The corresponding period in 2007 is unaffected by revenue from operations as we had none in the period.

In the nine months ended September 30, 2008 our operating expenses increased to $17,272,929 from $8,888,004 reported for the same period in 2007. The 94% increase in our total operating expenses is attributable to firstly, exploration costs of $4,076,829 but secondly, also to several factors associated with the increase in the size of our operations and the personnel needed to carry out these operations. 47% of the total operating expenses, or $8,058,814, for the period ended September 30, 2008 is related to stock-based or stock option-based compensation payments, which are non-cash. Compared to the same period in 2007, we recorded stock-based or stock option-based compensations of $2,611,423.

Personnel costs
The number of employees increased three fold for the period ended September 30, 2008 compared to the nine months ended September 30, 2007. As a result, our personnel costs increased to $7,404,306 from $3,709,079. 70% of the total personnel costs or the amount of $5,175,379 is related to a non-cash charge for our stock compensation and stock option plan to obtain and retain qualified management.

Exploration costs
For the period ended September 30, 2008, we incurred exploration costs of $4,076,829 as compared to $151,552 for the corresponding period in 2007. The amount covers the expenses for our projects in Albania, Chile and Tajikistan as well as preliminary scouting in Mongolia. The exploration costs in Albania amount to $2,849,211 and include an environmental study, a volumetric and an economic report by an independent engineering consulting agency, reprocessing of data as well as a payment for the seismic work by Geological Institute of Israel (“GII”). In Chile, we have spent $254,148 for reprocessing data and finalizing the work program with our partners. The costs in Tajikistan amount to $781,657 for the first nine months in 2008. The costs in Mongolia amount to $191,813 for the nine months period ended September 30, 2008.

Consulting fees
For the period ended September 30, 2008, we paid consulting fees in the amount of $3,617,992 as compared to consulting fees of $914,635 for the period ended September 30, 2007.  This increase of 296% is primarily due to a charge of $2,883,435 in the nine month period ended September 30, 2008 for stock based and stock option based compensation, $2,500,781 of which resulted from a March 2008 grant of stocks to consultants working on our operations in Albania as payment for services.

Administrative costs
Our administrative costs of $2,137,094 declined from $4,104,720 during the period ended September 30, 2008. The sharp decrease is a result from one-time compensation charges of $2,560,000 for the acquisition of DWM and the public listing which took place in second quarter of 2007. Compared to the same period in 2007, we have higher audit, legal and traveling costs.

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

In the quarter ended September 30, 2008, we had a net loss of $6,382,934 as compared to a net loss of $3,246,127 for the quarter ended September 30, 2007. Our net loss for the third quarter in 2008 is positively affected by revenues of $42,122, stemming from consulting revenues. The corresponding period in 2007 is unaffected by revenue from operations as we had none in the period.

In the quarter ended September 30, 2008, our operating expenses of $6,267,148 increased from $3,330,103 as compared to the same period in 2007. The increase is mainly attributable to the significant higher exploration costs of $2,788,817 we had in the third quarter of 2008 compared to $105,651 for the same period in 2007.

Personnel costs
The number of employees increased by 30% for the quarterly period ended September 30, 2008 compared to the three months ended September 30, 2007. However, our personnel costs increased by 17% from $2,012,860 to $2,347,406. 70% of the total personnel costs incurred in the third quarter of 2008, or $1,633,065, are related to a non-cash charge for our stock compensation and stock option plan to obtain and retain qualified management.

Exploration costs
For the quarterly period ended September 30, 2008, we incurred exploration costs of $2,788,817, as compared to $105,651 for the comparable period in 2007. $2,367,699 are related to our project in Albania and include an environmental study, a volumetric and an economic report by an independent engineering consulting agency, reprocessing of data as well as a payment for the seismic work by GII. In Chile, we spent $112,742 while the expenses for the first exploration work program in Mongolia amounted to $181,813. The exploration costs in Tajikistan amounted to $126,564 for the quarterly period ended September 30, 2008.

Consulting fees
For the quarterly period ended September 30, 2008, we paid consulting fees in the amount of $420,769, of which $127,551 were based on stock based and stock option based compensation. For the corresponding period ended September 30, 2007, total consulting fees amounted to $492,434, of which also $127,551 were based on stock based and stock option based compensation. The slight decrease by 15% is a result of no acquisition based consulting costs being incurred during the third quarter of 2008.

Administrative costs
Our administrative costs declined slightly from $714,948 to $695,284 during the quarterly period ended September 30, 2008. Compared to the same period in 2007, we have higher audit, legal and travelling costs due to the increase in size of our operations.

Liquidity and Capital Resources

Our cash balance as of September 30, 2008 was $10,457,063, of which $9,115,000 is restricted to finance the bank guarantees for the first phase of our work program in Albania (covering the seismic and geological and geophysical (G&G) costs in Albania) and in Mongolia (covering the seismic and G&G costs in Mongolia), leaving a balance of $1,342,063. Given the turbulences on the global equity markets, we now anticipate that the planned financing of up to $80,000,000 will take place from now until 2009.

On August 18, 2008, the Company successfully negotiated a mezzanine tranche of bridge financing and raised proceeds of $1,860,000 through the issuance of a contingently convertible loan.

On September 4, 2008, the Company conducted a private placement pursuant to a Securities Purchase Agreement and raised proceeds of $2,600,000.

In order to continue to fund operations for the next twelve months and implement the geological work program for our projects particular in Central Asia and the Balkan Region as well as to finance continuing operations, the Group will require further funds. We expect these funds will be raised through additional equity and/or debt financing. If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments.

Our capital commitments are disclosed in our Annual Report on form 10-KSB for the year ended December 31, 2007. There has been no material change in these commitments.

Operating Activities

Net cash outflow from operating activities of $6,819,373 for the first nine months of 2008 has increased from $3,658,817 in the comparable period. This is mainly due to higher exploration costs compared to the same period in 2007.

Investing Activities

Net cash outflow from investing activities of $9,245,160 for the first nine months of 2008 has increased from $74,043 in the comparable period for 2007. This is mainly due to restricting cash of $9,115,000 for bank guarantees for our projects in Albania and Mongolia. In the quarter ended September 30, 2008, we have released $1,065,000 from the restricted cash account in accordance with the Albanian government and as outlined in the two production sharing contracts (“PSC”) for our Albanian assets, while we have put in $4,000,000 for our two escrow accounts in Mongolia. The other items remain largely unchanged and are not material.

Financing Activities

Net cash flow from financing activities of $8,858,456 for the first nine months of 2008 has decreased from $12,862,728 in the comparable period.  In the period ended September 30, 2007, the majority of the cash flows were related to the issuance of shares of common stock and warrants in conjunction with the merger and a private placement carried out on July 31, 2007, while in the period ended September 30, 2007, we sold 4,000,000 units. We have issued debentures of $3,760,000 and detachable warrants with the debentures of $240,000 in the quarter ended June 30, 2008. Furthermore, we have issued contingently convertible loans of $2,000,000 (net proceeds of $1,860,000) as well as equity and warrants in a private placement of $2,600,000 during the third quarter ended September 30, 2008. Additionally, we received a one year bank loan of $1,220,000 during the quarterly period ended September 30, 2008.

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

Since January 1, 2008, the following developments have taken place in connection with our operations in Albania:

Geologists and Geophysicists of our team in Albania were preparing a seismic program for 400 km of 2-D linear seismic. The seismic lines have been defined and mapped. An environmental study was performed, presented and approved for the seismic program from local authorities and from the Ministry of Economy, Trade and Energy. External seismic crews have realized field trips to all four blocks and prepared offers for the tender. A contract for this project has been signed with the Geophysical Institute of Israel (GII). GII commenced with the first part (189 km of 2-D seismic) of the program and realized by the end of September 30, 2008, 147 km of 2-D seismic. A revised technical study including resource estimates and an economic study was made by an independent consultant. The reprocessing of selected lines (800 km) from previous seismic explorations was finished. The digitized data are transferred into modern scripts and are loaded on the geological software of the team. A number of field trips were made to optimize the construction of roads for the drilling trucks. Different technical options and parameters for performing the seismic were evaluated.

Kyrgyz Republic

We have a 25% interest in South Petroleum JSC (“SPC”), which has five licenses in the Kyrgyz Republic that cover a total area of approximately 569,578 acres (or approximately 2,305 km2).  We previously sold a 70% interest in SPC to Santos International Holding Pty Ltd. As part of this sale, Santos agreed to undertake a work program on these licenses in two phases, the first of which has already begun. While we will not have to provide funds for any costs for this first phase of this work program, we also do not anticipate that this program will generate any revenues in the next twelve months.

Seismic operations began on September 30, 2007 in the western part of Batken oblast. By the end of the year 2007, 89.4 km had been acquired in the Tuzluk license. Towards the end of the year, severe winter weather had begun to hamper operations. This severe weather continued throughout January and into February and had a substantial impact on seismic operations. By March 2008, weather conditions had improved and a total of 64.3 km was acquired in March in SPC acreage compared to 30.3km in January (7.7km) and February (22.5km) combined. Seismic acquisition in the Tuzluk license continued throughout April, May, and June and was completed towards the end of the second quarter 2008 with a total of 315.4 km having been acquired in the Tuzluk license (not including a 1.1km test line). Following completion of operations in the Tuzluk licence in June 2008, the seismic crew moved to the Nanai licence on the northern margin of the Fergana Basin on the border with Uzbekistan. The seismic crew began operations on July 18, 2008 and during the third quarter recorded 100.2 km of seismic data. Line numbers recorded were 7, 4, 11, 10, 12, 3, 2. Seismic operations in the Nanai were completed by the end of October 2008.

Negotiations are still underway for the introduction of a second crew into the basin. It is hoped that this can be accomplished by December 2008.

No health, safety & environmental incidents (“HSE “) were recorded during the quarter although Uzbek border guards detained two Kyrgyz Geofisica staff in a disputed border area on July 12, 2008. They were released unharmed. Since that time, SPC has been working closely with the Kyrgyz border guards to ensure no further such incidents occur. Land access proceeded without incident.

Planning is underway for a program of shallow wells in the Soh and Tuzluk license. It is hoped to start drilling these wells in the fourth quarter.

The following activities have progressed:

•	Preliminary interpretation of the new seismic data has been initiated in the Adelaide office.

•
In addition to the seismic program several initiatives have been undertaken in relation to the seismic program. These include data exchange agreements with neighboring licenses and the provision of funds to Saratovneftegeofizika (SNG) (seismic contractors) for crew upgrades.

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

Initial parameter testing was carried out and the subsequent parameters adapted were agreed to correspond to USD/km rate of $6,970/km (VAT not included).

During the months of January, February and March  94.6km of seismic data was acquired on seismic lines 8, 10, 11, 12, 13, 14, 15, 18 and19. Field stacks indicated moderate data quality. During April, May and June, 131.6kms of seismic were acquired in the Tuzluk license on lines 2, 4, 5, 6, 7, 18, 19, 20, 21, 22, 23, 24, 26, 32 and 33. Full processing trials are underway with some encouraging results.

Operations were also conducted; starting in late December 2007, across the border into Tajikistan on the first of a number of seismic line extensions with the aim of obtaining long receiver offset data to improve imagery of the Tuzluk subthrust leads. Such data will be available to SPC through a trade agreement with Somon Oil. A total of 123km was acquired in the Somon Oil Block by the end of June.

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

The likely commencement of a deep drilling program will not occur until the second quarter of 2009. Commencement of a shallow program may occur during the fourth quarter of 2008.

The following is a summary of the Adelaide Office activities until end of September 2008:

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

•
All original hardcopy seismic was scanned in Australia by contractor New Wave to provide a further dataset, which is being utilized as a final quality check against the reprocessed and SNG scanning.  This data set was found to be more workable and has been used for current mapping.

•	Geophysical interpretation of digital seismic is proceeding.

Seismic Interpretation & Mapping

•	Seismic interpretation and mapping continued in each of the Tuzluk, Soh, West Soh, and Nanai permits.

•	Mapping has been incorporated into plans for proposed new seismic acquisition, with minor adjustments being made to the location of lines in the 2D acquisition grid.

Geological & Geophysical work

•	Rock sample petrography and geochemistry reports completed.

•	Integration of well velocity data and wireline log data into seismic interpretation project.

•	Geological well to well correlations.

•	Thermal history modeling.

The following is a summary of the Bishkek Office activities until the end of September 2008:

•	Presentations have been made to the State Agency of Geology (New Director) outlining the progress made in relation to seismic acquisition.

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

In connection with the option agreement, Somon has entered into a seismic agreement with SNG under which SNG is to carry out approximately 110 km of 2-D seismic acquisition in Tajikistan. This agreement underlies the option agreement and is designed to meet a condition set by the Tajik authorities, whereby once work has commenced in the West licence, an additional licence area, the North Tajik license, may be granted to Somon.

Since January 1, 2008, the following developments have taken place in connection with Somon’s operations in Tajikistan:

Starting in late December, operations across the border into Tajikistan were conducted on the first of a number of seismic line extensions with the aim of obtaining long receiver offset data to improve imagery of the Tuzluk subthrust leads. Such data will be available to SPC through a trade agreement with Somon Oil.

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

Chile

On November 21, 2007, IPR and Manas were awarded the onshore Tranquilo Block by ENAP (Empresa Nacional del Petróleo-Chile) in the first exploration round in Chile, this award was memorialized in a final document with the Chilean Ministry during a ceremony chaired by the Chilean President Michele Bachelet. The block, the largest among the 10 exploration blocks offered (6,760 km2), is situated in the Magallanes Basin in the southern part of Chile, with high exploration potential acreage with fields and infrastructure nearby.

Since January 1, 2008, the following developments have taken place in connection with our consortium’s operations in Chile:

Manas and its partner, Independent Petroleum Resources (IPR), who won a tender in the Magallanes Basin have been negotiating with the Chilean Ministry the exploration and development contracts. The contract (CEOP) was signed in an official ceremony on April 30, 2008 and ratified by the ministry. Manas incorporated the Chilean company Manas Energia Chile limitada which is holding the license.

On April 29, 2008, Manas and IPR entered into a farm-out agreement with Geopark and Pluspetrol. Manas and IPR will each hold 20% of the project and Geopark and Pluspetrol will each hold 30%. An application for the transfer of the shares to the Ministry was made after the ratification of the Tranquillo block licenses. If this is approved, the operatorship will be transferred from IPR to Geopark, who is already operating a block in the Magallanes basin.

Geopark presented first operational activities to IPR, Pluspetrol and Manas including a preliminary project plan for phase 1, results of scouting with a seismic crew and geological interpretation of the prospects.

One of the first activities of Geopark after the operatorship will be officially transferred will be reprocessing and reinterpretation of existing 1,428km 2D seismic and evaluation of the existing wells to determine future drilling prospects and possible production opportunities in 2009.

Mongolia

In July 2008, Manas won the tenders for Blocks 13 and 14. Both Blocks are expected to be ratified during the fourth quarter of 2008. Manas geologists supported by experts from GII and the University of Novosibirsk have completed a highly successful Phase 1 field work program defining structural trends with potential petroleum accumulations. Based on these results and previous data the company is currently designing a seismic acquisition program expected to commence in 2009.

Item 3.                      Quantitative and Qualitative Disclosure About Market Risk

As we did not have to disclose quantitative and qualitative information about our market risk as of and for our last fiscal year, this item is not applicable to us at this time.

Item 4.                      Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On September 4, 2008, we conducted a private placement pursuant to a Securities Purchase Agreement with two U.S. persons. Under the Securities Purchase Agreement, we sold 4,000,000 units for $2,600,000, or $0.65 per unit. Each unit consisted of one share of common stock, one warrant and an interest in rights granted to us by the Mineral Resources and Petroleum Authority of Mongolia with respect to certain production sharing contracts governing areas in Mongolia referred to as Blocks 13 & 14.

Each of the 4,000,000 warrants granted under the Securities Purchase Agreement is exercisable for two years at $0.95 per warrant. The warrants carry “tag-along” registration rights so that if we file a registration statement (other than on Form S-4 or S-8), the holders may demand that the shares underlying their warrants, as well as any shares from this private placement that are not eligible for the resale exemption from registration provided by Rule 144 under the Securities Act of 1933, be included in such registration statement. If no such registration statement is filed by January 4, 2009, we have undertaken to use our best efforts to file a registration statement for the shares underlying the warrants by May 4, 2009.

The units were issued to two U.S. persons relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act and Rule 506 thereunder.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1 Certification of President and Chief Executive Officer
Exhibit 31.2 Certification of Chief Financial Officer and Acting Principal Accounting Officer
Exhibit 32.1 Certification of Chief Executive Officer
Exhibit 32.2 Certification of Chief Financial Officer and Acting Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manas Petroleum Corporation

/s/ Thomas Flottmann
Name: Thomas Flottmann
Title: Chief Executive Officer
Date:  November 14, 2008

/s/ Rahul Sen Gupta
Name:  Rahul Sen Gupta
Title: Chief Financial Officer
Date:  November 14, 2008