Form 10-Q/A
period 2008-06-30
MANAS PETROLEUM CORP
filed 2009-04-15
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

+41 (44) 718 10 30
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated		Non-accelerated	Smaller reporting
filer [ ]	Accelerated filer [ ]	filer [ ]	company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The number of shares of outstanding common stock of Manas Petroleum Corporation, which is the only class of its common equity, on August [13], 2008, was 113,570,122.

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 of Manas Petroleum Corporation (the “Company”) amends and restates in their entirety Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q of the Company filed wit the Securities and Exchange Commission on August 14, 2008. This Amendment No. 1 corrects errors recently discovered by the Company as described below. Except for the correction of these recently discovered errors, this Amendment No. 1 to our Quarterly Report on Form 10-Q/A does not update any disclosure from, or reflect any event occurring subsequent to, August 14, 2008, which is the filing date of the original report on Form 10-Q.

On March 31, 2009, the Company concluded that its previously issued financial statements as filed in its Form 10-Q for the quarterly period ended June 30, 2008 should no longer be relied upon because of errors in those financial statements and should be restated to reflect the necessary accounting adjustments. The adjustments do not affect the Company’s reported revenues, its cash flows or its cash/liquidity position.

In accordance with accounting principles generally accepted in the United States of America (“US GAAP”) the Company should have amortized the discount resulting from recording a beneficial conversion feature of $557,989 arising upon the issuance of convertible debentures on April 30, 2008 over the two year term to the stated redemption date using the effective interest rate method. However, in error the Company expensed the entire beneficial conversion feature in the quarter ended June 30, 2008.

For a discussion of the restatement adjustments refer to Note 14 of the unaudited condensed consolidated financial statements presented herein.

Item 1. Financial Statements

Description	Page
No.
FINANCIAL INFORMATION:

Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2008 (as restated) and December 31, 2007	4

Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2008 (as restated) and 2007 and for the Period From Inception, May 25, 2004 to June 30, 2008 (as restated)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 (as restated) and 2007 and for the Period From Inception, May 25, 2004 to June 30, 2008 (as restated)	6

Condensed Consolidated Statement of Shareholders’ Equity/(Deficit)	7

Notes to Condensed Consolidated Financial Statements	8

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	06.30.2008	12.31.2007
	As restated
	See note 14
	USD	USD

ASSETS

Cash and cash equivalents	1,608,927	8,480,771
Restricted cash	6,180,000	-
Accounts receivable	269,354	148,346
Prepaid expenses	586,211	125,923
Total current assets	8,644,492	8,755,040

Debt issuance costs	192,500	-
Tangible fixed assets	221,301	153,074
Investment in associate	238,304	238,304
Other non-current assets	62,277	62,279
Total non-current assets	714,382	453,657

TOTAL ASSETS	9,358,874	9,208,697

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank overdraft	-	2,305
Accounts payable	774,830	110,156
Accrued expenses Albania fees	-	400,000
Accrued expenses VAT	366,139	264,984
Accrued expenses Professional fees	79,641	408,862
Accrued expenses Commissions	70,000	-
Other accrued expenses	258,904	168,192
Total current liabilities	1,549,514	1,354,499

Loan owed to a shareholder	-	39,329
Debentures	3,242,502	-
Total non-current liabilities	3,242,502	39,329

TOTAL LIABILITIES	4,792,016	1,393,828

Common stock (300,000,000 shares authorized, USD 0.001 par value,
113,570'122 and 112,156,488 shares, respectively, issued and outstanding)	113,570	112,156
Additional paid-in capital	28,698,888	21,550,636
Deficit accumulated during the development stage	(24,302,004)	(13,904,456)
Accumulated other comprehensive income	56,404	56,533
Total shareholders' equity	4,566,858	7,814,870

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	9,358,874	9,208,697

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended		Period from
					05.25.2004
					(Inception) to
	06.30.2008	06.30.2007	06.30.2008	06.30.2007	06.30.2008
	As restated		As restated		As restated
	See note 14		See note 14		See note 14
	USD	USD			USD

OPERATING REVENUES

Other revenues	593,196	-	593,196	-	1,333,605
Total revenues	593,196	-	593,196	-	1,333,605

OPERATING EXPENSES

Personnel costs	(2,491,243)	(1,679,208)	(5,056,900)	(1,696,219)	(11,051,035)
Exploration costs	(1,026,399)	-	(1,288,011)	(45,901)	(2,662,993)
Depreciation	(12,153)	(3,547)	(21,837)	(3,808)	(68,469)
Consulting fees	(385,952)	(224,368)	(3,197,222)	(422,201)	(6,929,301)
Administrative costs	(818,864)	(3,217,783)	(1,441,810)	(3,389,772)	(8,934,369)
Total operating expenses	(4,734,611)	(5,124,906)	(11,005,781)	(5,557,902)	(29,646,167)

Gain from sale of investment	-	-	-	-	3,864,197
Loss from sale of investment	-	(900)	-	(900)	(900)
OPERATING LOSS	(4,141,415)	(5,125,806)	(10,412,585)	(5,558,802)	(24,449,265)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	(2,380)	(27,599)	59,558	(27,020)	(29,386)
Interest income	25,100	96,081	74,351	101,637	417,701
Interest expense	(115,408)	(2,626)	(118,093)	(4,775)	(199,733)
Loss before taxes and equity in net loss of associate	(4,234,103)	(5,059,949)	(10,396,769)	(5,488,960)	(24,260,683)

Taxes	160	(351)	(777)	(324)	(2,451)
Equity in net loss of associate	-	-	-	-	(24,523)
Minority interest in net income	-	-	-	-	(18,700)
Net loss	(4,233,943)	(5,060,300)	(10,397,546)	(5,489,284)	(24,306,357)

Weighted average number of outstanding shares	113,539,840	110,150,648	113,058,917	105,130,524	103,752,363

Basic and diluted loss per share	(0.04)	(0.05)	(0.09)	(0.05)	(0.23)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the six months ended		Period from
			05.25.2004
			(Inception) to
	06.30.2008	06.30.2007	06.30.2008
	As restated		As restated
	See note 14		See note 14
	USD	USD	USD

OPERATING ACTIVITIES

Net loss for the period	(10,397,546)	(5,489,284)	(24,306,357)

To reconcile net loss to net cash used
in operating activities

Minority interest in net income	-	-	18,700
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	900	900
Equity in net loss of associate	-	-	24,523
Depreciation	21,837	3,808	68,469
Amortization of debt issuance costs	17,500	-	17,500
Exchange differences	(59,558)	27,020	29,386
Interest expense on debentures	40,491	-	40,491
Decrease / (increase) in receivables	(640,046)	16,207	(909,121)
Decrease / (increase) in other non-current assets	-	-	(62,279)
(Decrease) / increase in accounts payables	664,675	(480,831)	238,509
(Decrease) / increase in accrued expenses	(478,604)	73,196	692,012
Stock-based compensation	6,351,677	3,911,957	13,596,966
Cash flow from operating activities	(4,479,575)	(1,937,027)	(14,414,497)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(90,064)	(53,049)	(368,812)
Sale of tangible fixed assets and computer software	-	-	79,326
Proceeds from sale of investment	-	-	4,000,000
Restricted cash	(6,180,000)	-	(6,180,000)
Acquisition of investment in associate	-	-	(67,747)
Cash flow from investing activities	(6,270,064)	(53,049)	(2,537,233)

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80,019
Issuance of units	-	9,685,997	13,208,055
Issuance of debentures	3,760,000	-	3,760,000
Issuance of warrants	240,000	-	240,000
Cash arising on recapitalization	-	6,510	6,510
Shareholder loan repaid	(39,329)	(208,462)	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Payment of debt issuance costs	(140,000)	-	(140,000)
(Decrease) / increase in bank overdraft	(2,305)	(19,003)	-
Cash flows from financing activities	3,818,366	9,465,042	18,422,472

Net change in cash and cash equivalents	(6,931,273)	7,474,966	1,470,742

Cash and cash equivalents at the beginning of the period	8,480,771	1,090,098	-
Currency translation effect on cash and cash equivalents	59,429	(27,579)	138,185
Cash and cash equivalents at the end of the period	1,608,927	8,537,485	1,608,927

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay placement commission expenses	-	2,689,910	2,689,910
Debenture interest paid in common shares	57,449	-	57,449

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

				Deficit
				accumulated	Accumulated
				during the	Other Compre-	Total share-	Compre-
	Number of		Additional paid-	development	hensive Income	holders' equity /	hensive Income
SHAREHOLDERS' EQUITY / (DEFICIT)	Shares	Share Capital	in capital	stage	(Loss)	(deficit)	(Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019	-
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)	(678,114)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)	(1,775,233)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052	-
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575	1,427,851

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction (Note 1)	20,110,400	20,110	(356,732)	-	-	(336,622)	-
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289	-
Private placement of Units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997	-
Private placement of Units	10,709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825,227	825	3,521,232	-	-	3,522,057	-
Currency translation adjustment	-	-	-	-	3,069	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)	(12,825,496)
Balance December 31, 2007	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870	(12,822,427)

Balance January 1, 2008	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	1,369,893	1,370	4,536,211	-	-	4,537,581	-
Currency translation adjustment	-	-	-	-	1,621	1,621	1,621
Net loss for the period	-	-	-	(6,163,605)	-	(6,163,605)	(6,163,605)
Balance March 31, 2008	113,526,381	113,526	26,086,847	(20,068,061)	58,154	6,190,467	(6,161,984)

Balance April 1, 2008	113,526,381	113,526	26,086,847	(20,068,061)	58,154	6,190,467	(6,161,984)
Stock-based compensation	43,741	44	1,814,052	-	-	1,814,096	-
Issuance of warrants	-	-	240,000	-	-	240,000	-
Beneficial Conversion Feature	-	-	557,989	-	-	557,989	-
Currency translation adjustment	-	-	-	-	(1,750)	(1,750)	(1,750)
Net loss for the period	-	-	-	(4,233,943)	-	(4,233,943)	(4,233,943)
Balance June 30, 2008
As restated (see note 14)	113,570,122	113,570	28,698,888	(24,302,004)	56,404	4,566,859	(10,397,677)

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

2. GOING CONCERN

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

5. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

					USD
				USD (held	TOTAL	USD	USD
	USD (held	USD (held	USD(held	in other	JUNE 30,	TOTAL	TOTAL
	in USD)	in EUR)	inCHF)	currencies)	2008	2007	2006
Bank and postal accounts	1,460,339	1,139	143,317	4,132	1,608,927	8,480,771	1,090,098
Cash and Cash Equivalents	1,460,339	1,139	143,317	4,132	1,608,927	8,480,771	1,090,098

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

6. TANGIBLE FIXED ASSETS

2008	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	77,845	53,000	42,424	173,269
Additions	30,464	54,649	4,952	90,064
Disposals	-	-	-	-
Cost at June 30	108,309	107,649	47,375	263,333

Accumulated depreciation at January 1	(10,471)	(9,000)	(724)	(20,195)
Depreciation	(11,268)	(5,914)	(4,656)	(21,837)
Disposals	-	-	-	-
Accumulated depreciation at June 30	(21,739)	(14,914)	(5,379)	(42,032)

Net book value at June 30	86,570	92,735	41,996	221,301

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

At the date of issuance the conversion price determined in accordance with the Debenture agreement was less than the actual share price on the issuance date. This resulted in a beneficial conversion feature of $557,989, which has been amortized using the effective interest rate method and recorded as part of interest expense over the term of the Debenture.

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

  Manas Petroleum of Chile Corporation, Victoria is dormant.
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

Special Operating Contract	Years 2008 - 2011	Year 2012 - 2013	Year 2014 - 2015
	USD	USD	USD
CEOP (Tranquillo Block)	14,360,000	10,100,000	8,720,000

11. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

	For the six months ended	For the six months ended
	June 30, 2008	June 30, 2007
	USD	USD
Wages and salaries	4'844'038	1'645'517
Social security contributions	76'308	46'734
Pension fund contribution	136'086	2'277
Other personnel expenses	468	1'691
Total Personnel Costs	5'056'900	1'696'219

	For the three months ended	For the three months ended
	June 30, 2008	June 30, 2007
	USD	USD
Wages and salaries	2'327'549	1'629'058
Social security contributions	50'129	47'862
Pension fund contribution	113'097	1'288
Other personnel expenses	468	1'000
Total Personnel Costs	2'491'243	1'679'208

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

14. RESTATEMENT

Subsequent to the issuance of the Company’s financial statements for the quarter ended June 30, 2008, the Company’s management determined that the beneficial conversion feature related to the Debentures should not have been expensed at inception, but instead amortized over the term of the Debentures. If the beneficial conversion feature had been recorded properly, the loss for the three and six month periods ended June 30, 2008 and for the period

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)

from inception to June 30, 2008 would have been reduced. In addition, the carrying value of the Debentures would have been reduced by the amount of the unamortized beneficial conversion feature. The beneficial conversion feature will be accreted over the term of the Debentures and classified as part of interest expense. As a result, the financial statements have been restated from the amounts previously reported to reflect the proper recording of the beneficial conversion feature and its subsequent amortization.

	As at June 30, 2008
	in USD
	As previously
	reported	As restated

Debentures	3,760,000	3,242,502
Deficit accumulated
during the
development stage	(24,819,502)	(24,302,004)

	For the three months ended		For the six months ended June		For the period from inception
	June 30, 2008		30, 2008		to June 30, 2008
	in USD		in USD		in USD
	As previously		As previously		As previously
	reported	As restated	reported	As restated	reported	As restated

Interest expense	(632,906)	(115,408)	(635,591)	(118,093)	(717,231)	(199,733)
Net loss	(4,751,440)	(4,233,943)	(10,915,045)	(10,397,546)	(24,823,854)	(24,306,357)
Basic and diluted loss
per share	(0.04)	(0.04)	(0.10)	(0.09)	(0.24)	(0.23)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operation for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

In the six months ended June 30, 2008, we had a net loss of $10,397,546 as compared to a net loss of $5,489,284 for the comparable period ended June 30, 2007. Our net loss for the accounting period in 2008 is positively affected by revenues of $593,196, stemming from an option agreement with Santos International Ventures Pty Ltd. (“Santos”) ($558,696) and consulting fees ($34,500). The corresponding period in 2007 is unaffected by revenue from operations as we had none in the period.

In the six months ended June 30, 2008 our operating expenses increased to $11,005,781 from $5,557,902 reported for the same period in 2007. The 98% increase in our total operating expenses is attributable to firstly, exploration costs ($1,288,011) but secondly, also to several factors associated with the increase in the size of our operations and the personnel needed to carry out these operations. 58% of the total operating expenses, or $6,351,677, for the period ended June 30, 2008 is related to stock-based or stock option-based compensation payments, which are non-cash. Compared to the same period in 2007, we recorded additional stock-based or stock option-based compensations of $859,256.

Personnel costs

The number of employees increased three fold for the period ended June 30, 2008 compared to the six months ended June 30, 2007. As a result, our personnel costs increased to $5,056,900 from $1,696,219. 70% of the total personnel costs of $3,542,314 is related to or is a non-cash charge for our stock compensation and stock option plan to obtain and retain qualified management.

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

Results of Operation for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

In the quarter ended June 30, 2008, we had a net loss of $4,233,943 as compared to a net loss of $5,060,300 for the quarter ended June 30, 2007. Our net loss for the second quarter in 2008 is positively affected by revenues of $593,196, stemming from an option premium received by Santos ($558,696) and consulting fees ($34,500). The corresponding period in 2007 is unaffected by revenue from operations as we had none in the period.

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

  Digitizing of electric logs and maps continued during the period.

  Continued to build in-country relationships with industry and government.

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

As disclosed in Note 14 to our financial statements included in this Amended Quarterly Report on Form 10-Q, we have revised the financial statements for the quarter ended June 30, 2008. In accordance with accounting principles generally accepted in the United States of America the Company should have amortized the discount resulting from recording a beneficial conversion feature of $557,989 arising upon the issuance of convertible debentures on April 30, 2008 over the two year term to the stated redemption date using the effective interest rate method. However, in error the Company expensed the entire beneficial conversion feature in the quarter ended June 30, 2008.

The identification of these errors arose as a part of our annual financial statement audit.

In light of our determination that there were material inaccuracies in the financial information for the quarter ended June 30, 2008 which were included in the original Quarterly Report for the quarter ended June 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective in design and operation at the time of the original Quarterly Report for the quarter ended June 30, 2008.

There have been no changes in our internal control over financial reporting, that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Manas Petroleum Corporation

/s/ Erik Herlyn

Name:	Erik Herlyn
Title:	Chief Executive Officer, Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date:	April 15, 2009