Form 10-Q/A
period 2008-09-30
MANAS PETROLEUM CORP
filed 2009-04-15
CIK 1074447

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

+41 (44) 718 10 30
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The number of shares of outstanding common stock of Manas Petroleum Corporation, which is the only class of its common equity, on November [14] , 2008, was 117,570,122.

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 of Manas Petroleum Corporation (the “Company”) amends and restates in their entirety Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 14, 2008. This Amendment No. 1 corrects errors recently discovered by the Company as described below.

Except for the correction of these recently discovered errors, this Amendment No. 1 to our Quarterly Report on Form 10-Q/A does not update any disclosure from, or reflect any event occurring subsequent to, November 14, 2008, which is the filing date of the original report on Form 10-Q.

On March 31, 2009, the Company concluded that its previously issued financial statements as filed in its Form 10-Q for the quarterly period ended September 30, 2008 should no longer be relied upon because of errors in the those financial statements and should be restated to reflect necessary accounting adjustments. The adjustments do not affect the Company’s reported revenues, its cash flows or its cash/liquidity position.

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

In addition, as a result of the subsequent equity sales adjustment clause included in most of the Company’s warrant agreements, the private placement on September 4, 2008 caused the Company to reprice 13,933,989 warrants to the last equity issuance price ($0.59) and increase the number of common shares to be issued upon exercise of the warrants to 69,966,703. The resulting repricing is considered to be a cancellation of the original warrant agreements and the issuance of new warrants agreements. The accounting impact is to record an expense for the difference in the fair value of the new warrant agreements and the fair value of the original warrant agreements immediately prior to the adjustment. The result is a charge of $9,439,775 recorded in the quarter ended September 30, 2008 and a corresponding increase to additional paid in capital.

For a discussion of the restatement adjustments refer to Note 19 of the unaudited condensed consolidated financial statements presented herein.

Item 1. Financial Statements

Description	Page
No.
FINANCIAL INFORMATION:

Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2008 (as restated) and December 31, 2007	3

Condensed Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2008 (as restated) and 2007 and for the Period From Inception, May 25, 2004 to September 30, 2008 (as restated)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 (as restated) and 2007 and for the Period From Inception, May 25, 2004 to September 30, 2008 (as restated)	5

Condensed Consolidated Statement of Shareholders’ Equity/(Deficit)	6

Condensed Notes to Condensed Consolidated Financial Statements	7

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	09.30.2008	12.31.2007
	As restated
	See note 19
	USD	USD

ASSETS

Cash and cash equivalents	1,342,063	8,480,771
Restricted cash	9,115,000	-
Accounts receivable	186,841	148,346
Prepaid expenses	206,979	125,923
Total current assets	10,850,883	8,755,040

Debt issuance costs	298,050	-
Tangible fixed assets	246,524	153,074
Investment in associate	238,304	238,304
Other non-current assets	62,279	62,279
Total non-current assets	845,157	453,657

TOTAL ASSETS	11,696,040	9,208,697

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank overdraft	-	2,305
Accounts payable	1,784,726	110,156
Bank loan	1,220,000	-
Accrued expenses Albania fees	-	400,000
Accrued expenses VAT	365,301	264,984
Accrued expenses Professional fees	84,301	408,862
Accrued expenses Interest	98,849	-
Accrued expenses Commissions	70,000	-
Other accrued expenses	210,775	168,192
Total current liabilities	3,833,952	1,354,499

Loan owed to a shareholder	-	39,329
Participation liabilities	640,000	-
Contingently convertible loan	1,698,849	-
Debentures	3,355,159	-
Total non-current liabilities	5,694,008	39,329

TOTAL LIABILITIES	9,527,960	1,393,828

Common stock (300,000,000 shares authorized, USD 0.001 par value,
117,570'122 and 112,156,488 shares, respectively, issued and outstanding)	117,570	112,156
Additional paid-in capital	42,175,280	21,550,636
Deficit accumulated during the development stage	(40,187,370)	(13,904,456)
Accumulated other comprehensive income	62,600	56,533
Total shareholders' equity	2,168,080	7,814,870

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	11,696,040	9,208,697

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended		Period from
					05.25.2004
					(Inception) to
	09.30.2008	09.30.2007	09.30.2008	09.30.2007	09.30.2008
	As restated		As restated		As restated
	See note 19		See note 19		See note 19
	USD	USD	USD	USD	USD

OPERATING REVENUES

Other revenues	42,122	-	635,318	-	1,375,728
Total revenues	42,122	-	635,318	-	1,375,728

OPERATING EXPENSES

Personnel costs	(2,347,406)	(2,012,860)	(7,404,306)	(3,709,079)	(13,398,441)
Exploration costs	(2,788,817)	(105,651)	(4,076,829)	(151,552)	(5,451,811)
Depreciation	(14,872)	(4,210)	(36,709)	(8,018)	(83,342)
Consulting fees	(420,769)	(492,434)	(3,617,992)	(914,635)	(7,350,070)
Administrative costs	(695,284)	(714,948)	(2,137,094)	(4,104,720)	(9,629,653)
Total operating expenses	(6,267,148)	(3,330,103)	(17,272,929)	(8,888,004)	(35,913,316)

Gain from sale of investment	-	-	-	-	3,864,197
Loss from sale of investment	-	-	-	(900)	(900)
OPERATING LOSS	(6,225,026)	(3,330,103)	(16,637,611)	(8,888,904)	(30,674,291)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	816	8,825	60,373	(18,195)	(28,570)
Warrants issuance expense	(9,439,775)	-	(9,439,775)	-	(9,439,775)
Interest income	49,702	97,622	124,053	199,259	467,404
Interest expense	(270,333)	(3,950)	(388,427)	(8,725)	(470,066)
Loss before taxes and equity in net loss of associate	(15,884,616)	(3,227,606)	(26,281,387)	(8,716,565)	(40,145,298)

Taxes	(750)	(352)	(1,527)	(676)	(3,201)
Equity in net loss of associate	-	(18,169)	-	(38,302)	(24,523)
Minority interest in net income	-	-	-	-	(18,700)
Net loss	(15,885,366)	(3,246,127)	(26,282,914)	(8,755,543)	(40,191,722)

Weighted average number of outstanding shares	114,700,557	111,878,422	113,610,124	107,416,090	104,386,242

Basic and diluted loss per share	(0.14)	(0.03)	(0.23)	(0.08)	(0.39)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the nine months ended		Period from
			05.25.2004
			(Inception) to
	09.30.2008	09.30.2007	09.30.2008
	As restated		As restated
	See note 19		See note 19
	USD	USD	USD

OPERATING ACTIVITIES

Net loss for the period	(26,282,894)	(8,755,543)	(40,191,702)

To reconcile net loss to net cash used
in operating activities

Minority interest in net income	-	-	18,700
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	900	900
Equity in net loss of associate	-	38,302	24,523
Depreciation	36,709	8,018	83,342
Amortization of debt issuance costs	51,860	-	51,860
Warrant issuance expense	9,439,775	-	9,439,775
Exchange differences	(60,373)	18,195	28,570
Interest expense on contingently convertible loan	18,849	-	18,849
Interest expense on debentures	153,149	-	153,149
Increase in participation liabilities	640,000	-	640,000
Decrease / (increase) in receivables	(64,615)	(166,775)	(333,690)
Decrease / (increase) in other non-current assets	-	-	(62,279)
(Decrease) / increase in accounts payables	1,673,141	(411,385)	1,246,975
(Decrease) / increase in accrued expenses	(537,748)	30,848	632,868
Stock-based compensation	8,112,293	5,578,623	15,357,582
Cash flow from operating activities	(6,819,854)	(3,658,817)	(16,754,775)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(130,160)	(74,043)	(408,908)
Sale of tangible fixed assets and computer software	-	-	79,326
Proceeds from sale of investment	-	-	4,000,000
Restricted cash	(9,115,000)	-	(9,115,000)
Acquisition of investment in associate	-	-	(67,747)
Cash flow from investing activities	(9,245,160)	(74,043)	(5,512,329)

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80,019
Issuance of units	1,849,429	13,208,055	15,057,484
Issuance of contingently convertible loan	1,680,000	-	1,680,000
Issuance of debentures	3,760,000	-	3,760,000
Issuance of warrants	670,571	-	670,571
Cash arising on recapitalization	-	6,510	6,510
Shareholder loan repaid	(39,329)	(372,162)	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Increase in bank loan	1,220,000	-	1,220,000
Payment of debt issuance costs	(279,910)	-	(279,910)
(Decrease) / increase in bank overdraft	(2,305)	20,325	-
Cash flows from financing activities	8,858,456	12,862,728	23,462,561

Net change in cash and cash equivalents	(7,206,558)	9,129,868	1,195,457

Cash and cash equivalents at the beginning of the period	8,480,771	1,090,098	-
Currency translation effect on cash and cash equivalents	67,870	(18,083)	146,626
Cash and cash equivalents at the end of the period	1,342,063	10,201,883	1,342,063

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay placement commission expenses	-	2,689,910	2,689,910
Debenture interest paid in common shares	57,449	-	57,449

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

				Deficit
				accumulated	Accumulated
				during the	Other Compre-	Total share-	Compre-
	Number of		Additional paid-	development	hensive Income	holders' equity /	hensive Income
SHAREHOLDERS' EQUITY / (DEFICIT)	Shares	Share Capital	in capital	stage	(Loss)	(deficit)	(Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019	-
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)	(678,114)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)	(1,775,233)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052	-
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575	1,427,851

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction (Note 1)	20,110,400	20,110	(356,732)	-	-	(336,622)	-
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289	-
Private placement of Units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997	-
Private placement of Units	10,709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825,227	825	3,521,232	-	-	3,522,057	-
Currency translation adjustment	-	-	-	-	3,069	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)	(12,825,496)
Balance December 31, 2007	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870	(12,822,427)

Balance January 1, 2008	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	1,369,893	1,370	4,536,211	-	-	4,537,580	-
Currency translation adjustment	-	-	-	-	1,621	1,621	1,621
Net loss for the period	-	-	-	(6,163,605)	-	(6,163,605)	(6,163,605)
Balance March 31, 2008	113,526,381	113,526	26,086,847	(20,068,061)	58,154	6,190,466	(6,161,984)

Balance April 1, 2008	113,526,381	113,526	26,086,847	(20,068,061)	58,154	6,190,466	(6,161,984)
Stock-based compensation	43,741	44	1,814,052	-	-	1,814,096	-
Issuance of warrants	-	-	240,000	-	-	240,000	-
Beneficial Conversion Feature	-	-	557,989	-	-	557,989	-
Currency translation adjustment	-	-	-	-	(1,750)	(1,750)	(1,750)
Net loss for the period	-	-	-	(4,233,943)	-	(4,233,943)	(4,233,943)
Balance June 30, 2008
As restated (see note 19)	113,570,122	113,570	28,698,889	(24,302,004)	56,404	4,566,858	(10,397,677)

Balance July 1, 2008	113,570,122	113,570	28,698,889	(24,302,004)	56,404	4,566,858	(10,397,677)
Stock-based compensation	-	-	1,760,617	-	-	1,760,617	-
Private placement of Units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429	-
Issuance of warrants	-	-	9,870,346	-	-	9,870,346	-
Currency translation adjustment	-	-	-	-	6,196	6,196	6,196
Net loss for the period	-	-	-	(15,885,366)	-	(15,885,366)	(15,885,366)
Balance September 30, 2008
As restated (see note 19)	117,570,122	117,570	42,175,281	(40,187,370)	62,600	2,168,080	(26,276,847)

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

2. GOING CONCERN

The condensed consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. Our

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

cash balance as of September 30, 2008 was $10,457,063, of which $9,115,000 has been restricted for a bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania) and two escrow accounts for the first phase of our work program in Mongolia (covering the seismic and G&G costs in Mongolia), leaving a balance of $1,342,063. The Group’s net losses since inception were $40,191,702 . Based on our expected monthly burn rate per month, we estimate that we have sufficient working capital to fund operations for two months. Given the turbulences on the global equity markets, we now anticipate that the planned financing of up to $80,000,000 will take place from now until 2009.

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

5. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

					USD
				USD (held	TOTAL	USD	USD
	USD(held	USD(held	USD(held	in other	Sept 30,	TOTAL	TOTAL
	in USD)	in EUR)	inCHF)	currencies)	2008	2007	2006
Bank and postal accounts	1,317,260	1,006	14,406	9,391	1,342,063	8,480,771	1,090,098
Cash and Cash Equivalents	1,317,260	1,006	14,406	9,391	1,342,063	8,480,771	1,090,098

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

6. TANGIBLE FIXED ASSETS

2008	Office Equipment	Vehicles	Leasehold	Total
	&Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	77,845	53,000	42,424	173,269
Additions	50,830	74,379	4,952	130,160
Disposals	-	-	-	-
Cost at September 30	128,674	127,379	47,375	303,429

Accumulated depreciation at January 1	(10,471)	(9,000)	(724)	(20,195)
Depreciation	(18,346)	(11,339)	(7,025)	(36,709)
Disposals	-	-	-	-
Accumulated depreciation at September 30	(28,817)	(20,339)	(7,748)	(56,904)

Net book value at September 30	99,858	107,040	39,627	246,524

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

8. DEBENTURE

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

On April 30, 2008, the Company successfully negotiated a mezzanine tranche of bridge financing and raised $4,000,000 through the issuance of 4,000 debenture notes (Debentures) of $1,000 each and 1,000,000 detachable warrants. The warrants are exercisable to purchase the Company’s unregistered common shares at $2.10 per share at the option of the holder and will expire on April 30, 2010. The net proceeds after paying finders fee were $3,790,000. The Debentures bear an interest of 8% p.a. payable twice a year (June and December) and are due and payable in full two years from the date of issuance (April 30, 2010). The Debentures can be prepaid along with any unpaid interest at the Company’s request without prepayment premium or penalty. The Debentures can be converted into unregistered common shares at any time on demand of the holder at a conversion price based upon the average price of the 20 days trading price prior to conversion and subject to a floor of $1.00 per share. Interest can be paid in the equivalent amount of unregistered common shares of the Company. If the Company issues shares for proceeds in excess of $ 40,000,000 then up to 50% of the proceeds are required to be used to pay down the Debentures.

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

For the nine months ending September 30, 2008, we have accreted the Debentures for the discount, including the beneficial conversion feature, that relates to the current period ($153,148).

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

Subsequent to the issuance of the Company’s financial statements for the quarter ended September 30, 2008, the Company’s management determined that they should have incurred a current period expense for the subsequent equity sales adjustment clause included in most of the Company’s warrant agreements. The private placement on September 4, 2008 resulted in the strike price of 13,933,989 warrant agreements being reduced to the last equity issuance price ($0.59) and the number of common shares to be issued upon exercise of the warrant agreements being increased to 69,966,703. The resulting repricing is considered to be a cancellation of the original warrant agreements and the issuance of new warrant agreements. The accounting impact is to record an expense for the difference in the fair value of the new warrant agreements and the fair value of the original warrant agreements immediately prior to the adjustment. The result is a current period charge of $9,439,775 and also a corresponding increase to additional paid in capital.

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

The principal and any accrued but unpaid interest on the Loans are convertible, in whole or in part, at the option of the holders if the Group conducts a public offering at the prevailing market price. The conversion feature represents an embedded derivative that is not indexed to the Company’s own shares because it is convertible at a variable price. Accordingly, it must be recorded as a liability at fair value with changes in fair value recorded in the statement of operations. At inception and September 30, 2008 the Company has estimated the fair value of the conversion option at zero.

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

Manas and IPR are established petroleum businesses. Energy Focus is a start-up business. On it’s own accord, Energy Focus left the bidding group. Energy Focus prepared a side letter, which was signed by Manas and IPR. By the terms of this side letter, Energy Focus was granted the option to rejoin the consortium under certain conditions.

Even though Energy Focus has been asked many times to join the group by contributing it’s prorated share of capital, they have failed to do so. Despite this, Energy Focus claims that they are entitled to participate in the consortium at any future time. IPR and Manas disagree with this interpretation.

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

18. SUBSEQUENT EVENT(S)

On October 14, 2008, the Albanian National Agency of Natural Resources (AKBN) informed the Company that the bank guarantee associated with the Albanian project can be further reduced by $958,256. The funds are available at Group’s own disposal (no restriction or limitation of these funds after release).

On November 7, 2008, the Albanian National Agency of Natural Resources (AKBN) informed the Company that the bank guarantee associated with the Albanian project can be further reduced by $356,319. The funds are available at Group’s own disposal (no restriction or limitation of these funds after release).

19. RESTATEMENT

Subsequent to the issuance of the Company’s financial statements for the quarter ended September 30, 2008, the Company’s management determined that the beneficial conversion feature related to the Debentures should not have been expensed at inception, but instead amortized over the term of the Debentures. If the beneficial conversion feature had been recorded properly, the loss for the three month period ended September 30, 2008 would have been increased for the amortization, while the loss for the nine month period ended September 30, 2008 and for the period from inception to September 30, 2008 would have been reduced. In addition, the carrying value of the Debentures would have been reduced by the amount of the unamortized beneficial conversion feature. The beneficial conversion feature will be accreted over the term of the Debentures and classified as part of interest expense. As a result, the financial statements have been restated from the amounts previously reported to reflect the proper recording of the beneficial conversion feature and its subsequent amortization.

Subsequent to the issuance of the Company’s financial statements for the quarter ended September 30, 2008, the Company’s management determined that they should have incurred a current period expense for the subsequent equity sales adjustment clause included in most of the Company’s warrant agreements. The private placement on September 4, 2008 resulted in the strike price of 13,933,989 warrant agreements being reduced to the last equity issuance

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the three and nine months ended September 30, 2008 and September 30, 2007 (Unaudited)

price ($0.59) and the number of common shares to be issued upon exercise of the warrant agreements being increased to 69,966,703. The resulting repricing is considered to be a cancellation of the original warrant agreements and the issuance of new warrant agreements. The accounting impact is to record an expense for the difference in the fair value of the new warrant agreements and the fair value of the original warrant agreements immediately prior to the adjustment. The result is a current period charge of $9,439,775 and also a corresponding increase to additional paid in capital.

	As at September 30, 2008
	in USD
	As previously reported	As restated

Debentures	3,810,000	3,355,159
Additional paid-in capital	32,735,505	42,175,280
Deficit accumulated during the development stage	(31,202,436)	(40,187,370)

	For the three months ended		For the nine months ended		For the period from inception to
	September 30, 2008		September 30, 2008		September 30, 2008
	in USD		in USD		in USD
	As previously		As previously		As previously
	reported	As restated	reported	As restated	reported	As restated

Warrant issuance cost	-	(9,349,775)	-	(9,439,775)	-	(9,439,775)
Interest expense	(207,676)	(270,333)	(843,268)	(388,427)	(924,907)	(470,066)
Net loss	(6,382,934)	(15,885,366)	(17,297,980)	(26,282,914)	(31,206,789)	(40,191,722)
Basic and diluted loss per
share	(0.06)	(0.14)	(0.15)	(0.23)	(0.30)	(0.39)

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

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

In the nine months ended September 30, 2008, we had a net loss of $ 26,282,914 as compared to a net loss of $8,755,543 for the comparable period ended September 30, 2007. Our net loss for the accounting period in 2008 is positively affected by revenues of $635,318, stemming from an option agreement with Santos International Ventures Pty Ltd. (“Santos”) of $558,696 and consulting revenues of $76,622. The corresponding period in 2007 is unaffected by revenue from operations as we had none in the period.

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

     Exploration costs

For the period ended September 30, 2008 we incurred exploration costs of $4,076,829 as compared to $151,552 for the corresponding period in 2007. The amount covers the expenses for our projects in Albania, Chile and Tajikistan as well as preliminary scouting in Mongolia. The exploration costs in Albania amount to $2,849,211 and include an environmental study, a volumetric and an economic report by an independent engineering consulting agency, reprocessing of data as well as a payment for the seismic work by Geological Institute of Israel (“GII”). In Chile, we have spent $254,148 for reprocessing data and finalizing the work program with our partners. The costs in Tajikistan amount to $781,657 for the first nine months in 2008. The costs in Mongolia amount to $191,813 for the nine months period ended September 30, 2008.

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

     Non-operating expense

Our non-operating expense increased by $9,439,775 as a result of a charge for the subsequent equity sales adjustment clause in most of the Company’s warrant agreements.

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

In the quarter ended September 30, 2008, we had a net loss of $ 15,885,366 as compared to a net loss of $3,246,127 for the quarter ended September 30, 2007. Our net loss for the third quarter in 2008 is positively affected by revenues of $42,122, stemming from consulting revenues. The corresponding period in 2007 is unaffected by revenue from operations as we had none in the period.

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

     Operating Activities

Net cash outflow from operating activities of $ 6,819,874 for the first nine months of 2008 has increased from $3,658,817 in the comparable period. This is mainly due to higher exploration costs compared to the same period in 2007.

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

Seismic operations began on September 30, 2007 in the western part of Batken oblast. By the end of the year 2007, 89.4 km had been acquired in the Tuzluk license. Towards the end of the year, severe winter weather had begun to hamper operations. This severe weather continued throughout January and into February and had a substantial impact on seismic operations. By March 2008 weather conditions had improved and a total of 64.3 km was acquired in March in SPC acreage compared to 30.3km in January (7.7km) and February (22.5km) combined. Seismic acquisition in the Tuzluk license continued throughout April,

May, and June and was completed towards the end of the second quarter 2008 with a total of 315.4 km having been acquired in the Tuzluk license (not including a 1.1km test line). Following completion of operations in the Tuzluk licence in June 2008, the seismic crew moved to the Nanai licence on the northern margin of the Fergana Basin on the border with Uzbekistan. The seismic crew began operations on July 18, 2008 and during the third quarter recorded 100.2 km of seismic data. Line numbers recorded were 7, 4, 11, 10, 12, 3, 2. Seismic operations in the Nanai were completed by the end of October 2008.

Negotiations are still underway for the introduction of a second crew into the basin. It is hoped that this can be accomplished by December 2008.

No health, safety & environmental incidents (“HSE “) were recorded during the quarter although Uzbek border guards detained two Kyrgyz Geofisica staff in a disputed border area on July 12, 2008. They were released unharmed. Since that time SPC has been working closely with the Kyrgyz border guards to ensure no further such incidents occur. Land access proceeded without incident.

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

Database

  On-going database assembly with:

    Digitization of well wire line log data

    Rectification of scanned maps

    Field GPS quality control of well head locations, and incorporation into Santos mapping and seismic interpretation packages continued (DBMap and Geoframe)

    Capture of relevant information from Soviet-era reports

    Wireline log and seismic data loaded into Geoframe master interpretation project

    Formation tops data continued to be assembled and bulk loaded into Geoframe interpretation package

Seismic Reprocessing, Scanning & Acquisition

  Seismic reprocessing project is complete.

  Scanning seismic project by SNG is completed.

  All original hardcopy seismic was scanned in Australia by contractor New Wave to provide a further dataset, which is being utilized as a final quality check against the reprocessed and SNG scanning. This data set was found to be more workable and has been used for current mapping.

  Geophysical interpretation of digital seismic is proceeding.

Seismic Interpretation & Mapping

  Seismic interpretation and mapping continued in each of the Tuzluk, Soh, West Soh, and Nanai permits.

  Mapping has been incorporated into plans for proposed new seismic acquisition, with minor adjustments being made to the location of lines in the 2D acquisition grid.

Geological & Geophysical work

  Rock sample petrography and geochemistry reports completed.

  Integration of well velocity data and wireline log data into seismic interpretation project.

  Geological well to well correlations.

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

Item 4. Controls and Procedures.

As disclosed in Note 19 to our financial statements included in this Amended Quarterly Report on Form 10-Q, we have restated the financial statements for the quarter ended September 30, 2008.

The identification of these errors arose as a part of our annual financial statement audit.

In light of our determination that there were material inaccuracies in the financial information for the quarter ended September 30, 2008 which were included in the original Quarterly Report for the quarter ended September 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective in design and operation at the time of the original Quarterly Report for the quarter ended September 30, 2008.

There have been no changes in our internal control over financial reporting, that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The units were issued to two US persons relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act and Rule 506 thereunder.

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

Manas Petroleum Corporation

/s/ Erik Herlyn

Name:	Erik Herlyn
Title:	Chief Executive Officer, Interim Chief Financial Officer
Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer
Date:	April 15, 2009