Form 10-K
period 2008-12-31
MANAS PETROLEUM CORP
filed 2009-04-15
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 333-107002

MANAS PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-1918324
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Bahnhofstrasse 9, 6341 Baar, Switzerland
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code +41 (44) 718 10 30

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [   ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[   ]    No [X]

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $31,350,675, based on the closing price (last sale of the day) for the registrant’s common stock on the Over-the-counter-Bulletin-Board on June 30, 2008, of $0.90 per share.

As of April 15, 2009, 119,051,733 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

ii

TABLE OF CONTENTS

PART I	1
ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	15
ITEM 1B. UNRESOLVED STAFF COMMENTS	23
ITEM 2. PROPERTIES	23
ITEM 3. LEGAL PROCEEDINGS	23
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
PART II	24
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	24
ITEM 6 SELECTED FINANCIAL DATA	27
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	27
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	33
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS	58
ITEM 9A(T). CONTROLS AND PROCEDURES	58
ITEM 9B OTHER INFORMATION	60
PART III	62
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	62
ITEM 11. EXECUTIVE COMPENSATION	68
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	72
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	74
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	75
PART IV	76
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	76
SIGNATURES	78

iii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance. In some cases, you can identify forward looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this annual report on Form 10-K. Examples of forward-looking statements made in this annual report on Form 10-K include statements pertaining to, among other things:

  the quantity of potential natural gas and crude oil resources;

  potential natural gas and crude oil production levels;

  capital expenditure programs;

  projections of market prices and costs;

  supply and demand for natural gas and crude oil;

  our need for, and our ability to raise, capital; and

  treatment under governmental regulatory regimes and tax laws.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  our ability to establish or find resources or reserves;

  volatility in market prices for natural gas and crude oil;

  liabilities inherent in natural gas and crude oil operations;

  uncertainties associated with estimating natural gas and crude oil resources or reserves;

  competition for, among other things, capital, resources, undeveloped lands and skilled personnel;

  political instability or changes of laws in the countries in which we operate and risks of terrorist attacks;

  incorrect assessments of the value of acquisitions;

  geological, technical, drilling and processing problems;

  other factors discussed under the section entitled “Risk Factors” beginning on page 11 of this annual report on Form 10-K, below.

These risks, as well as risks that we cannot currently anticipate, could cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward looking statements to conform these statements to actual results.

You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements, together with the Notes thereto included in this Form 10-K.

Corporate Overview

Manas Petroleum Corporation, a Delaware corporation, its subsidiaries and joint ventures which are also referred to as “Manas Petroleum”, “Manas”, the “Group”, the “Company”, “us”, “our” or “we” are in the business of exploring for oil and gas, primarily in Central Asia and the Balkans.

Corporate History

We were incorporated in the State of Nevada on July 9, 1998 as “Express Systems Corporation” (“Express”). At inception, we intended to engage in the hot-swap technology business but were unable to raise the required capital. In 2001, we acquired an on-line gaming license but the licensor subsequently went out of business and we thereafter abandoned both the license and the on-line gaming business.

In October 2002, we entered into an oral agreement with Blackstone Holdings Corporation pursuant to which Blackstone and we began to jointly develop an internet advertising business in Masterlist, Inc., a subsidiary of Blackstone created for this purpose. In addition to advertising, Blackstone and we intended to generate and sell “opt-in leads” (an opt-in lead consists of the contact information for somebody that has responded to an internet advertisement). We loaned $25,000 to Blackstone for use in the development of this business. Blackstone soon decided not to participate in this business and, on November 27, 2002, it sold its shares of Masterlist to us for an amount equal to the balance of the $25,000 debt. At this time, our business became the business of Masterlist, Inc. which was advertising on the internet and selling opt-in lead generation lists.

In December of 2006, we carried out a 2:1 forward split whereby each of our shareholders received one additional share of common stock for each share of common stock held previously.

We entered into a share exchange agreement with DWM Petroleum AG (“DWM Petroleum”), a Swiss company, and the shareholders of DWM Petroleum. Under the share exchange agreement, the shareholders of DWM Petroleum received 80,000,000 shares of our common stock, equal to 79.9% of our outstanding common stock at the time, in exchange for 100% of the shares of DWM Petroleum. In addition, the share exchange agreement requires that we issue an aggregate of up to an additional 500,000 shares of our common stock over time to the former shareholders of DWM Petroleum for every 50 million barrels of P50 oil reserves net to us from exploration in the Kyrgyz Republic, Albania, and Tajikistan up to a maximum of 2.5 billion barrels of P50 oil reserves. At our option, this obligation can be extended to additional properties that are acquired through the actions of the former shareholders of DWM Petroleum. This share exchange was completed April 10, 2007.

Contemporaneously with the share exchange, we sold our wholly-owned subsidiary, Masterlist Inc. to its sole employee for a nominal cash payment and five annual payments equal to 5% of the gross sales of Masterlist for each respective year. As a result of the share exchange and the sale of Masterlist, we abandoned our prior business and DWM Petroleum became our wholly-owned subsidiary.

As a condition to completion of the share exchange, the shareholders of DWM Petroleum agreed to lock up the shares of our common stock received by them at closing. Each affiliate of DWM Petroleum entered into a lock up agreement restricting sales of his shares of our common stock until April 10, 2010, provided that beginning December 10, 2008, he was to be permitted to sell up to 3% of the number of shares of our common stock held by him in any three month period. Each non-affiliate of DWM Petroleum entered into a lock up agreement restricting sales of his shares of our common stock until October 10, 2008, provided that beginning April 10, 2008 he was permitted to sell up to 50% of the number of shares of our common stock held by him in any three month period subject to Rule 144 under the Securities Act of 1933 or other such exemption from registration as may be the case. Each of these lock up agreements provides that we can unilaterally waive the resale restrictions imposed by the lock up agreements so long as the waiver applies to all of the locked up shareholders. On April 15, 2009, we agreed to waive all of the resale restrictions imposed by these lock up agreements. Resale of the shares of our stock affected by these agreements continues to be subject to any resale restrictions imposed by law, including the applicable securities laws.

As a pre-condition of the share exchange, we amended our articles of incorporation on April 2, 2007 to increase our authorized capital from 25,000,000 to 300,000,000 shares of common stock and to change our name to our current name, “Manas Petroleum Corporation”. At the completion of the share exchange transaction on April 10, 2007, all of our Directors and Officers resigned and were replaced by the Officers and Directors of DWM Petroleum.

Simultaneously with, and as a condition to completion of the share exchange, we completed a private placement of 10,340,860 units. Each unit consisted of one share of our common stock, one half of one Series A warrant with each whole warrant exercisable for one share of common stock at $2.00 per share until April 10, 2009, and one half of one Series B warrant with each whole warrant exercisable for one share of common stock at $4.00 per share until April 10, 2010. Commissions paid in connection with this offering totaled $607,114 in cash and 1,734,613 warrants exercisable at $2.00 until April 10, 2010.

Immediately prior to the effective time of the share exchange, we had 20,110,400 outstanding shares of common stock. In the share exchange, all of the outstanding shares of common stock of DWM Petroleum were exchanged for 80,000,000 shares of our common stock. After adjustment for the share exchange and the unit offering referred to above, we had 111,251,260 shares of common stock outstanding, of which our former shareholders held approximately 18.1%, the former shareholders of DWM Petroleum held approximately 71.9% and the investors acquiring shares through the private placement held approximately 9.3% ..

Our Current Business

Our wholly-owned subsidiary, DWM Petroleum, is a Swiss registered company based in Baar, Switzerland. DWM Petroleum was founded in 2004 to focus on the exploration of oil and gas in Central Asia. On April 7, 2004, DWM Petroleum acquired a 90% interest in the CJSC South Petroleum Company in the Kyrgyz Republic. Between April 2004 and August 2006, CJSC South Petroleum Company was awarded six exploration licenses in the Kyrgyz Republic. On June 28, 2006, DWM Petroleum and Anawak LLC founded CJSC Somon Oil Company in Tajikistan. Recently, we have expanded the area of our geographic interest to include the Balkans and Latin America.

On November 28, 2007, DWM Petroleum founded a branch office in Albania to run the operations in the Balkan region. On August 29, 2007, we formed Manas Petroleum AG, a Swiss registered company based in Baar, Switzerland, a wholly owned subsidiary of Manas Petroleum Corporation. We intend to use this subsidiary to consolidate properties in the Balkans at a later stage of our business development.

On March 26, 2008, we incorporated Manas Management Services Limited in the Bahamas, which controls 99% of Manas Energia Chile Limitada, which was incorporated on April 24, 2008. Both subsidiaries were formed to consolidate our property in Chile. The remaining 1% of Manas Energia Chile Limitada is owned directly by Manas Petroleum Corporation.

We are in the business of exploring for oil and gas, primarily in Central Asia and the Balkans. In particular, we focus on the exploration of large under-thrust light oil prospects in areas where, though there has often been shallow production, their deeper potential has yet to be evaluated. If we discover sufficient reserves of oil or gas, we intend to exploit them. Although we are currently focused primarily on projects located in certain geographic regions, we remain open to attractive opportunities in other areas.

We carry out operations both directly and through participation in ventures with larger and more established oil and gas companies to whom we have farmed out a project. We currently have or are involved in projects in the Kyrgyz Republic, Albania, Tajikistan, Mongolia and Chile. The following is a brief description of each of our current projects:

Kyrgyz Republic:

We participate in our oil and gas exploration project in the Kyrgyz Republic through a venture with Santos International Holdings PTY Limited and a Kyrgyz government entity. This venture has five exploration licenses that cover a total area of approximately 569,578 acres (or 2,305 square kilometers).

CJSC South Petroleum Company

We do not own the five exploration licenses in the Kyrgyz Republic nor do we carry out the oil and gas exploration projects covered by those licenses. Rather, we participate in these projects through our 25% interest in CJSC South Petroleum Company (“South Petroleum”), a joint stock company formed in the Kyrgyz Republic on April 7, 2004. At inception, DWM Petroleum, our wholly-owned subsidiary, owned 90% of South Petroleum. The Kyrgyz government, through its operating entity Kyrgyzneftegas JSC, owned the other 10%. After adjusting for the farm-in agreement and share purchase agreement described below, we currently own 25% of South Petroleum (still through DWM Petroleum), Santos International owns 70% and Kyrgyzneftgaz owns 5%.

Farm-In Agreement

On October 4, 2006, we agreed to sell 70% of South Petroleum to Santos International Operations PTY Ltd. (“Santos International”), an Australian subsidiary of Santos Limited. Santos Limited is listed on the Australian Securities Exchange and is one of Australia’s largest onshore gas producers. We sold the 70% interest in South Petroleum and wrote off $905,939 in debt owed to us by South Petroleum in exchange for (i) an upfront cash payment of $4 million, (ii) Santos International’s agreement to fund and carry out the petroleum exploration and appraisal activities detailed in a two-phase work program pursuant to a farm-in agreement dated October 4, 2006. Santos International had the right to withdraw from the farm-in agreement within 60 days after completion of Phase 1 of the work program.

Santos International is also responsible for general administration and office overhead costs incurred by it during the course of the work, estimated at an additional $1,000,000 per year. The farm-in agreement was amended by a letter agreement dated August 19, 2008, pursuant to which Santos International and we agreed to accelerate the commencement of Phase 2 of the work program, which was rescheduled to begin October 1, 2008. Prior to this amendment, Santos International could only begin Phase 2 after the completion of Phase 1.

By deciding to proceed with Phase 2, Santos International was required to issue to the former shareholders of DWM Petroleum such number of ordinary shares of Santos Limited as is determined by dividing the Australian dollar amount which is equivalent of US$1,000,000 on November 13, 2006 by the volume weighted average price of ordinary shares of Santos Limited sold on Australian Securities Exchange for the 5 day period immediately preceding November 13, 2006. On November 24, 2008 it was agreed that this obligation would be paid in cash. The overall cost of the proposed work program is $53.5 million, consisting of $11.5 million for Phase 1 and $42 million for Phase 2.

Phase 1 Work Program

Santos International had until October 4, 2009 to complete the Phase 1 Work Program. Under the Phase 1 Work Program, Santos International must:

  undertake geological studies (at an estimated expenditure of $500,000);
  subject to the availability and quality of original data, reprocess up to 5,000 kilometers of 2D seismic (at an estimated expenditure of $1,000,000); and
  at its election, acquire and process either: (i) 1,000 kilometers of 2D seismic; or (ii) a combination of 2D seismic and 3D seismic, the total cost of which would be equivalent to the total cost of acquiring and processing 1,000 kilometers of 2D seismic, up to a maximum expenditure of $10,000,000 (with Santos International having the right to deduct those seismic acquisition and processing costs above $10,000,000 from the maximum expenditure caps).

The Phase 1 (option (i)) of the work program was successfully completed on October 24, 2008.

Phase 2 Work Program

On December 2, 2008, Santos International entered into Phase 2 of the work program. Under Phase 2, Santos International is to:

  drill three exploration wells in the license area to a maximum expenditure of $7,000,000 per well; and

  drill three appraisal wells in the license area to a maximum expenditure of $7,000,000 per well.

In the event Santos International spends in excess of $42million on the exploration and appraisal wells, we will be obligated to pay 30% of the excess expenditure which would be subtracted from future dividend payments out of future revenues. In the event that there are no future revenues Manas has no future obligation to fund such expenditures. Santos International is required to consult with us, and endeavor to reach agreement with us, on the location of each of these wells but if Santos International and we cannot agree then Santos International will have the right to determine the location. Santos International agreed to use its best efforts to begin drilling the first of these exploration wells as soon as practicable after the commencement of the Phase 2 Work Period (and in any event by no later than twelve months after that commencement) and commence the drilling of the second exploration well in the Phase 2 Work Program by not later than twelve months following the completion of the drilling of the first exploration well. There is no penalty if Santos International does not meet this scheduled time table. Within 60 days of the completion of the drilling of the second exploration well, Santos International may withdraw from the farm-in agreement without any additional penalty.

In connection with the farm-in agreement, we entered into a majority shareholders’ agreement on November 13, 2006 with Santos International governing our respective holdings in South Petroleum that will remain in effect until Santos International withdraws from the farm-in agreement pursuant to its terms or ceases to be a shareholder in South Petroleum.

Seismic operations began on September 30, 2007 in the western part of Batken oblast. By the end of the year 2007, 89.4 km had been acquired in the Tuzluk license. Towards the end of the year, severe winter weather had begun to hamper operations. This severe weather continued throughout January and into February and had a substantial impact on seismic operations. By March 2008, weather conditions had improved and a total of 64.3 km was acquired in March in South Petroleum acreage compared to 30.3km in January (7.7km) and February (22.5km) combined. Seismic acquisition in the Tuzluk license continued throughout April, May, and June and was completed towards the end of the second quarter 2008 with a total of 315.4 km having been acquired in the Tuzluk license (not including a 1.1km test line). Following completion of operations in the Tuzluk licence in June 2008, the seismic crew moved to the Nanai licence on the northern margin of the Fergana Basin on the border with Uzbekistan. The seismic crew began operations on July 18, 2008 and during the third quarter recorded 100.2 km of seismic data. Line numbers recorded were 7, 4, 11, 10, 12, 3, and 2. Seismic operations in the Nanai were completed by the end of October 2008.

No health, safety & environmental incidents (“HSE”) were recorded during the quarter although Uzbek border guards detained two Kyrgyz Geofisica staff in a disputed border area on July 12, 2008. They were released unharmed. Since that time, South Petroleum has been working closely with the Kyrgyz border guards to ensure no further such incidents occur. Land access proceeded without incident.

The following activities have progressed:

1.	Preliminary interpretation of the new seismic data has been initiated in the Adelaide office.

2.

In addition to the seismic program several initiatives have been undertaken in relation to the seismic program. These include data exchange agreements with neighboring licenses and the provision of funds to Saratovneftegeofizika (SNG) (seismic contractors) for crew upgrades.

3.	The project team in Adelaide has been primarily engaged in technical review work to define prospects and leads.

4.

Consolidation of the database has been undertaken with data acquired in Bishkek transferred to the database in Adelaide. Reprocessing and scanning of Soviet era seismic data and digitizing of well logs have continued.

5.	The office in Bishkek has been involved in general office administration and management, building relationships with industry and government and resolving various local taxation issues

Seismic operations were initiated in the Tuzluk area on September 30, 2007 and completed on June 27, 2008. The seismic crew base was located in the village of Arka, near the Tajikistan border. The crew was engaged in acquiring seismic over the Sulukta (Textonic) and Tuzluk (South Petroleum) licenses and in Somon Oil acreage across the border in Tajikistan.

Initial parameter testing was carried out and the subsequent parameters adapted were agreed to correspond to USD/km rate of $6,970/km (VAT not included).

During the months of January, February and March 2008 94.6km of seismic data was acquired on seismic lines 8, 10, 11, 12, 13, 14, 15, 18 and19. Field stacks indicated moderate data quality. During April, May and June,

131.6kms of seismic were acquired in the Tuzluk license on lines 2, 4, 5, 6, 7, 18, 19, 20, 21, 22, 23, 24, 26, 32 and 33. Full processing trials are underway with some encouraging results.

Operations were also conducted; starting in late December 2007, across the border into Tajikistan on the first of a number of seismic line extensions with the aim of obtaining long receiver offset data to improve imagery of the Tuzluk subthrust leads. Such data will be available to South Petroleum through a trade agreement with Somon Oil. A total of 123km was acquired in the Somon Oil Block by the end of June.

No safety incidents were recorded. Land access proceeded smoothly without incident.

Planning for drilling is ongoing with the appointment of a Drilling Manager, Alistair Chomley to the SPC Bishkek Office. A Drilling HSE Manager has also been appointed to the South Petroleum office together with support staff.

Work has been underway to assess rig availability, infrastructure, import and transport routes, import procedures, national and local planning, and contractual requirements and preliminary location and access scouting for the drilling of up to four deep wells in 2009.

Long lead items acquired for the deep drilling program are currently under storage in Indonesia. Discussions are also underway with Caspian Oil and Gas for a shallow drilling program of 2-4 wells in the Soh and Tuzluk licenses. Caspian will use their 850HP rig in this operation. Discussions are underway between South Petroleum, and Caspian/Sherik to ensure the rig is operationally ready for the planned program.

The likely commencement of a deep drilling program will not occur until the third quarter of 2009. Commencement of a shallow program may occur during the second quarter of 2009.

A team from Santos Adelaide has been responsible for integrating the new data into prior data sets and generating new prospects and leads for future drilling. The following summarizes the work carried out;

Database

•	On-going database assembly with:

	o	Digitization of well wire line log data

	o	Rectification of scanned maps

	o	Field GPS quality control of well head locations, and incorporation into Santos mapping and seismic interpretation packages continued (DBMap and Geoframe)

	o	Capture of relevant information from Soviet-era reports

	o	Wireline log and seismic data loaded into Geoframe master interpretation project

	o	Formation tops data continued to be assembled and bulk loaded into Geoframe interpretation package

•	Seismic Reprocessing, Scanning & Acquisition

	o	Seismic reprocessing project is complete.

	o	Scanning seismic project by SNG is completed.

o

All original hardcopy seismic was scanned in Australia by contractor New Wave to provide a further dataset, which is being utilized as a final quality check against the reprocessed and SNG scanning. This data set was found to be more workable and has been used for current mapping.

	o	Geophysical interpretation of digital seismic is proceeding.

•	Seismic Interpretation & Mapping

	o	Seismic interpretation and mapping continued in each of the Tuzluk, Soh, West Soh, and Nanai permits.

	o	Mapping has been incorporated into plans for proposed new seismic acquisition, with minor adjustments being made to the location of lines in the 2D acquisition grid.

Geological & Geophysical work

•	Rock sample petrography and geochemistry reports completed.

•	Integration of well velocity data and wireline log data into seismic interpretation project.
•	Geological well to well correlations.
•	Thermal history modeling.

The following is a summary of the Bishkek Office activities:

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

Share Purchase Agreement

On December 7, 2006, we entered into an agreement with Kyrgyzneftgaz JSC to purchase half of its 10% interest in South Petroleum for KGS 10,005,000, which at that time represented approximately $241,375. At title transfer on January 25, 2007, we paid KGS 2,005,000 (approximately $48,372 at the exchange rate at that time); on June 6, 2007, we paid an additional KGS 4,000,000 (approximately $96,800 at the exchange rate at that time); and on December 7, 2007 we paid an additional KGS 4,000,000 (approximately $109,560 at the exchange rate at that time). After the sale to Santos International of 70% through the farm-in agreement and the completion of the share purchase from Kyrgyzneftgaz JSC, we own 25% of South Petroleum, Santos International owns 70% and Kyrgyzneftgaz JSC owns the remaining 5%.

Licenses

South Petroleum has five exploration licenses that cover a total area of approximately 569,578 acres (or 2,305 square kilometers). These exploration licenses are located adjacent to established oil and gas producing areas, although the currently producing areas are specifically excluded from the exploration licenses. The licenses lie in the Fergana Basin which is an intermontane basin, the greater part of which lies mainly in the eastern part of Uzbekistan. Although South Petroleum has no known reserves on lands covered by these licenses, there is a long history of petroleum production from the basin stretching back to the start of the last century and a large number of fields in the basin have been developed, including several that are on land covered by these licenses but that are excluded from the license.

The Kyrgyz government granted South Petroleum six licenses between April 2004 and August 2006, five of which were subsequently renewed. These five existing licenses are set to expire between April 29, 2010 and January 28, 2013 but are automatically renewable for up to ten years once a report has been submitted to the Kyrgyz government detailing the progress of a work program and once the associated minimum expenditures have been made. Upon the discovery of reserves that may be commercially exploited, licenses can be exclusively converted into exploitation licenses. Exploitation licenses are granted for 20 years with the subsequent extensions depending on the depletion of the resource. There is a yearly fee payable to the government of approximately $150 per license and a minimum annual work program of $50 per square kilometer (approximately $115,250 per year for the land covered by the licenses). All taxes and work commitments on the five licenses are current. There is a 3% royalty and a corporate tax of 10% payable to the Kyrgyz government on revenue from production from the areas covered by these licenses.

The table below summarizes the licenses; the map below sets out their locations and a brief description of each active license follows.

License	Area (km2)	Date of Award	Date Renewed	Current Expiry Date
Nanai	999	July 9, 2004	February 5, 2009	January 28, 2013
Soh	631	April 29, 2004	April 29, 2006	April 29, 2010
West Soh	160	April 29, 2004	April 29, 2006	April 29, 2010
Tuzluk	474	April 29, 2004	April 29, 2006	April 29, 2010
Naushkent	41	April 29, 2004	February 5, 2009	January 28, 2013
Arkyt	848	August 23, 2005	n/a	August 23, 2007

South Petroleum decided to not renew the Arkyt license, and as a result, it expired on August 24, 2007. According to the Consortium and our partners, the risk-reward associated in exploring the Arkyt license is less attractive to the parties involved.

Nanai Exploration License

The Nanai exploration license is located in the northern zone of the Fergana Basin bordering Uzbekistan to the south. We have identified three structures in this zone called Alabuka 1, 2 and 3. We believe that the target structures are situated in a footwall of a large shallow-dipping thrust bringing the Paleozoic rocks on the top of the tertiary and quaternary sequence. The seismic database consists of seven dip and four strike lines although only the ends of three of these lines cover any part of the structures. Therefore the structural definition relies heavily on the use of analogies to proven structures mapped in Uzbekistan to the south. The current mapping covers only approximately 10% of the available area, and there is a possibility that similar structures may exist elsewhere within the license. As a result, we cannot currently quantify the potential in this license. Between 1993 and 1996 Kyrgyzneftgaz drilled a well (Alabuka-1) on the license. Kyrgyzneftgaz aimed this well at a shallower target in the upper thrust sheet and did not penetrate into the lower thrust sheet. This well encountered in excess of 1,000 meters of Paleozoic rocks thrust over Paleocene to Pliocene rocks and proved the presence of tertiary reservoir rocks beneath the Paleozoic rocks in the hanging wall of the thrust. We have no known reserves on this license.

Naushkent Exploration License

The Naushkent exploration license is located in the northern zone of the Fergana Basin bordering Uzbekistan to the south. Currently, there is no seismic or well data in this license. The only available data is from an old Soviet map showing a closed structure. Seismic exploration is required to get volumetric characteristics for the structure shown on the Soviet map. We have no known reserves on this license.

Soh and West Soh Exploration Licenses

The Soh and West Soh exploration licenses are located in the southern zone of the Fergana Basin bordering Uzbekistan to the north. We have identified two deep lower thrust sheet structures called Burdalyk and Kyzyl Kurgan as well as a number of other structures, including undrilled fourway dip closures at the upper thrust sheet level (Katran, Kan) and a shallow structure with a topseal provided by a tar mat (West Chaur). There are several producing oil and gas fields within the region that are excluded from the exploration license.

The seismic database consists of eleven dip and four strike lines. Of these lines only seven are relevant to the Kyzyl Kurgan structure and none relate to the Burdalyk structure. Data from the North Soh field indicates that in this area the Oligocene and Eocene pay beds are predominantly oil prone and that the Cretaceous pay beds are predominantly gas prone. We have no known reserves on these licenses.

Tuzluk Exploration License

The Tuzluk exploration license is located in the southern zone of the Fergana Basin bordering Tajikistan to the north. There are a number of established oilfields in this area (Beshkent-Togap, Tashravat, Tamchi, Karagachi) that have produced from the upper thrust sheet. These fields are excluded from the exploration license. More significant for the exploration potential is the North Karakchikum field which straddles the Tajikistan/Kyrgyz Republic border and is analogous to the South and West Tuzluk prospects. Five structures called Selkan, Arka, West Tuzluk, South Tuzluk and the Tashravat Monocline have been identified. The seismic database is relatively large but rather uneven in coverage. Five deep stratigraphic wells were drilled at a depth of over four kilometers by the Soviets in the area of the Tuzluk structures. The wells intersected thrust faults and proved the structural concept. Two of them intersected oil-water contact at the South Tuzluk structure. We have no known reserves on this license.

Albania

On December 26, 2007, two production sharing contracts with the Albanian government in Tirana became effective. These agreements comprise four blocks that cover approximately 766,000 acres (or approximately 3,100 square kilometers). The location of these blocks, Blocks A, B, D and E, is set out in the map below.

The rights to explore the blocks covered by the agreement were previously held by Royal Dutch Shell plc (“Shell”) and Coparex International S.A. (acquired by Lundin Petroleum AB on September 20, 2002; “Coparex”). Shell and Coparex worked independently of one another in their initial discovery of the overall under-thrust structure creating data sets at an aggregate cost of approximately $25 million. According to their studies, the four blocks hold a large deep under-thrust structure. Numerous oil seeps have been located where the reservoir rock outcrops along a significant portion of the eastern side of the blocks.

As Shell and Coparex worked independently of one another in their initial discovery of the overall under-thrust structure, we believe that they did not benefit from each other’s seismic acquisition or understanding of the area’s geology. We are combining the two companies’ $25 million data sets for the first time and we hope to refine the Shell/Coparex models while greatly increasing the accuracy of the original estimates. We have recruited a team of geologists and administration staff and work is underway to refine the original Shell/Coparex structural model with the assistance of Professor Selami Meco (paleontology, University of Tirana) and Agim Mesonjsi, an Albanian-based structural geologist. Work to date using the Shell/Coparex data set by our Albania exploration team has outlined a series of large prospects within the blocks. Following our conclusion of this study, we intend to hire an external independent engineering consultant to evaluate the results.

The production sharing agreements covering the blocks set out minimum work and expenditure requirements for three phases that we must comply with in order to maintain the exploration rights for the different blocks. Failure to comply with the work and financial requirements in any one phase means that the exploration period will terminate and we would not be able to enter the other phases for the applicable blocks. Although one production sharing contract covers two blocks and the other covers the other two, the programs for each set of blocks are mostly identical. Under the original agreements, completion of the three phases will take between seven and eight years at a minimum expenditure of $15,620,000 for each of the two agreements.

We have initialized a PSC for Blocks 2 and 3 in Albania. The blocks cover approximately 850,000 acres (or approximately 3,400 km2). The Albanian government was represented by Mr. Genc Ruli the Minister of Economy, Trade and Energy and Manas Petroleum & DWM Petroleum by Chairman Heinz J. Scholz. Formal ratification of the PSC by Albania's council of ministers is expected in the near future.

Blocks 2 and 3 were explored by Occidental Petroleum and the Albanian National Petroleum Company "Albpetrol" before. In December 2001, Occidental Petroleum's Shpiragu-1 well (Block 2) was declared an oil discovery (TD= 5333 Meters; 17500 feet). Shpiragu-1 demonstrated the presence of Light 37-40 API gravity oil with 2.3% sulfur at average rate 400-1200 bpd oil and associated gas with minor CO2 and H2S with GOR between 2000-5000scf/bbl from the Eocene-Cretaceous carbonate subthrust sheet. The flow rates were achieved despite severe reservoir damage due to drilling mud invasion into the formation.

As the existence of oil is proven, we intend appraising the Shpiragu reservoir by drilling an appraisal well in Phase I. Blocks 2 and 3 require no further seismic acquisition, however, existing high resolution 2D seismic data suggests significant potential for additional structures which have been mapped by our Albanian project team.

Geologists and Geophysicists of our team in Albania were preparing a seismic program for 400 km of 2-D linear seismic for Blocks A, B, D and E. The seismic lines have been defined and mapped. An environmental study was performed, presented and approved for the seismic program from local authorities and from the Ministry of Economy, Trade and Energy. External seismic crews have realized field trips to blocks A, B, D and E and prepared offers for the tender. A contract for this project has been signed. The GII commenced with the first part of the program and realized by the end of December 31, 2008, 189 km of 2-D seismic. A revised technical study including resource estimates and an economic study was made by an independent consultant.

The reprocessing of selected lines (800 km) from previous seismic explorations was finished. The digitized data are transferred into modern scripts and are loaded on the geological software of the team. A number of field trips were made to optimize the construction of roads for the drilling trucks. Different technical options and parameters for performing the seismic were evaluated.

Phase 1 Minimum Work and Financial Program

We have until December 26, 2010 to complete the requirements in Phase 1. After Phase 1, we have the option either to continue pursuing or to relinquish the exploration rights. The Phase 1 Minimum Work and Financial Program requires the following:

  the undertaking of a minimum of $400,000 in geological and geophysical studies;
  the re-processing of at least 200 kilometers of seismic data at a minimum cost of $120,000; and
  the acquisition and processing of either 300 kilometers of 2D seismic at a minimum cost of $2,500,000 or the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

Phase 2 Minimum Work and Financial Program

We have two years from the completion of Phase 1 to complete Phase 2. We may extend this phase at no additional cost for another year. The Phase 2 Minimum Work and Financial Program requires the following:

  the undertaking of a minimum of $300,000 in geological and geophysical studies; and
  the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

Phase 3 Minimum Work and Financial Program

We have two years from the completion of Phase 2 to complete the requirements in Phase 3. We may extend this phase at no additional cost for another one year, less any time by which we extended Phase 2. The Phase 3 Minimum Work and Financial Program requires the following:

  the undertaking of a minimum of $300,000 in geological and geophysical studies; and
  the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

There are no known reserves on the properties in Albania. We have started with the Phase 1 work program on December 26, 2007 and this will last for three years.

Tajikistan

On July 25, 2007, the Tajikistan government awarded our subsidiary, CJSC Somon Oil Company (“Somon Oil”), an exploration license in the Fergana Basin covering approximately 303,198 acres (approximately 1,227 square kilometers). In addition, we anticipate the Tajikistan government granting Somon Oil a North Tajik license in the near future. The license expires in October 2014. Somon Oil was formed on June 28, 2005, and we hold a 90% interest in Somon Oil while Anavak LLC holds the remaining 10%.

This license, the West (Novobod-Obchai-Kalacha) license, contains a number of under-thrust leads and prospects including the Khodja-Bakirgan which is several kilometres north of South Petroleum’s South Tuzluk prospect in the Kyrgyz Republic. The West license is also adjacent to the Niyazbek, North Karachikum oil field which is in Tajikistan. We have no rights to production or reserves contained in oil fields which already exist on the Novobod-Obchai-Kalacha license. Approximately 60% of the block in the license is covered by former Soviet era seismic data. Our targeted leads and prospects are found within this area and the geological and structural setting appears to be similar to South Petroleum’s Tuzluk block. Seven prospects of a size similar to or larger than South Petroleum’s South Tuzluk prospect have been seismically identified on the license. First seismic acquisition have been shot during 2008.

We entered into an option agreement with Santos International on December 10, 2007. Under the option agreement, Santos International will pay an amount equivalent to the seismic acquisition costs in the Tajik area (approximately $1.3 million) in consideration for an option to farm-in to Somon Oil's prospecting licenses. In connection with the seismic program, Santos International has funded $625,261, representing the first portion of the option premium. If Santos International funds the balance of the seismic acquisition costs and exercises its option to enter into a farm-in agreement, it would acquire a 70% interest in Somon Oil from us in exchange for certain future expenditure commitments for the exploration and development of the licenses. These commitments will be set out over three phases and will include costs associated with the acquisition of additional 2D seismic (Phase 1), the drilling of a number of exploration wells (Phase 2) and further appraisal drilling (Phase 3). Santos International may elect to withdraw at the completion of Phase 2. Currently, there is no specific date by which Santos International must exercise the option. During 2008, Santos International paid a second portion of the option premium in the amount of $558,696.

In connection with the option agreement, Somon Oil has entered into a seismic agreement with Saratovneftegeofizika (“SNG”) under which SNG is to carry out approximately 110 kilometers of 2D seismic acquisition in Tajikistan. This agreement underlies the option agreement and is designed to meet a condition set by the Tajik authorities, whereby once work has commenced in the West licence, an additional licence area, the North Tajik license, may be granted to Somon Oil.

Since January 1, 2008, the following developments have taken place in connection with Somon Oil’s operations in Tajikistan: Starting in late December 2008, operations across the border into Tajikistan were conducted on the first of a number of seismic line extensions with the aim of obtaining long receiver offset data to improve imagery of the Tuzluk subthrust leads. Such data will be available to South Petroleum through a trade agreement with Somon Oil.

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

There are no known reserves on this property.

Chile

On August 10, 2007, we created a consortium with Independent Petroleum Resources, a Texas company, with exploration and production operations in North America, North Africa, the Middle East, and Southwest Asia. A joint operating agreement signed on April 16, 2008 formalized the governance of the consortium and the legal entity that will carry out its operations.

On November 21, 2007, the consortium was awarded a license to explore and exploit the onshore Tranquilo block by Empresa Nacional del Petróleo-Chile. The contract was ratified by the Council of Ministers in July 2008. The block, the largest among the 10 exploration blocks offered (6,760 square kilometers) is situated in the Magallanes Basin in the southern part of Chile, with high exploration potential acreage with fields and infrastructure nearby. We incorporated Manas Energia Limitada, a Chilean company, to hold the license.

The contract establishes three exploration periods of three, two and two years, respectively, and a production period of 25 years. We believe that the minimum exploration commitment by the consortium in Phase I will be approximately $14,360,000, of which we and Independent Petroleum Resources will each be responsible for half. Independent Petroleum Resources is currently the designated operator for the block. We anticipate that the total minimum outlay for the exploration project in Chile will be $33,260,000. The obligations under the contract are substantially as follows:

Phase 1, the first exploration phase (three years), consists of a minimum work and financial program of:

  shooting 370 square kilometers of 2D seismic at a minimum cost of US$2,960,000, shooting 160 square kilometers of 3D seismic at a minimum cost of US$3,600,000 and drilling six exploration wells at a total minimum cost of US$7,800,000.

Phase 2, the second exploration phase (two years), consists of a minimum work and financial program of:

  shooting 370 square kilometers of 2D seismic,

  shooting 220 square kilometers of 3D seismic and
  drilling four exploration wells at a total minimum cost of US$10,200,000.

Phase 3, the third exploration phase (two years), consists of a minimum work and financial program of:

  shooting 150 square kilometers of 2D seismic at a minimum cost of US$8,700,000, shooting 150 square kilometers of 3D seismic and
  drilling four wells.

On April 29, 2008, Independent Petroleum Resources and we entered into a farm-out agreement with GeoPark Holdings Ltd. (“GeoPark”) and Pluspetrol S.A. (“Pluspetrol”). GeoPark is a publicly traded Bermuda company (its shares trade on the AIM market of the London Stock Exchange) with extensive oil and gas holdings in Chile, while Pluspetrol is a privately owned oil and gas exploration company headquartered in Argentina with oil and gas interests in Argentina, Peru, Bolivia and Chile. Pursuant to the agreement, Independent Petroleum Resources and we will each hold 20% of the project and Geopark and Pluspetrol will each hold 30%. An application for the transfer of the shares to the ministry was made after the first operations meeting with the Chilean ministry on August 26, 2008. If approved, Geopark will take over as operator from Independent Petroleum Resources. Geopark is already operator for another petroleum block located in the Magallanes basin.

A joint operating contract has been negotiated between IPR, Pluspetrol, Geopark and us, under which the operatorship will be transferred from IPR to Geopark, who is already operating a block in the Magellan’s basin. Geopark presented first operational activities to IPR, Pluspetrol and Manas including a preliminary project plan for phase 1, results of scouting with a seismic crew and geological interpretation of the prospects. Geopark has performed a number of field trips. Geopark made a tender for the 2D and 3D seismic acquisition project. One of the first activities of Geopark after the operatorship will be officially transferred will be reprocessing and reinterpretation of existing 1,428 km 2D seismic and evaluation of the existing wells to determine future drilling prospects and possible production opportunities in 2009.

Under the farm-out agreement we are carried for 8.6% and have to fund the remaining 11.4% of the capital expenditures during the first phase of work. We are responsible to finance our 20% share of all capital expenditures exceeding the 14,360,00 of the first phase.

Geopark presented first operational activities to Independent Petroleum Resources, Pluspetrol and us including a preliminary project plan for phase 1 results of scouting with a seismic crew and geological interpretation of the prospects.

We anticipate that one of the first activities of Geopark after the operatorship is officially transferred will be reprocessing and reinterpretation of existing 1,428 kilometer 2D seismic and evaluation of the existing wells to determine future drilling prospects and possible production opportunities in 2009.

There are no known reserves on this property.

Mongolia

On September 6, 2007, we entered into a Memorandum of Understanding with Shunkhali Energy, a Mongolian company, pursuant to which we have the right to purchase a 90% interest in Shunkhali Energy. Shunkhali Energy won a bidding round for petroleum exploration in Mongolia for Block XXIII. This Memorandum of Understanding is not binding and depends on the occurrence of certain events. As a result, we may not be able to obtain or may decide not to obtain this 90% interest in Shunkhali Energy.

We have also won the tender for Block XIII and Block XIV. Both Blocks were ratified in December 2008.

We had discussions with members of the Mongolian ministry regarding a tender of several blocks in the South East of Mongolia. As the Mongolian ministry made no decision regarding a tender, we have not conducted any geological or geophysical work.

Since August 1, 2008, the following developments have taken place in connection with our operations in Mongolia:

Manas geologists supported by experts from the GII and the University of Novosibirsk have completed a highly successful Phase 1 field work program defining structural trends with potential petroleum accumulations. Based on these results and previous data the company is currently designing a seismic acquisition program. We further prepared the set up of the infrastructure for a base office in Ulaan Bator, the capital of Mongolia. It is planned, that the office will also function as a base camp for geological expeditions within our blocks in Mongolia. Manas’ geologists performed several geological field trips within our Blocks 13 and 14.

There are no known reserves on this property.

Competition

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies that have substantially greater technical, financial and operational resources and staff. We compete with these individuals and companies for desirable oil and gas leases, exploration and exploitation licenses, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds.

We believe several factors that differentiate us from our competitors include our extensive personal network among public officials and private employees in the oil and gas industry in the Commonwealth of Independent States and the Balkan countries, an ability to increase value through exploration of known structures and our command of modern geological knowledge and new concepts implemented to existing seismic and well data bases.

Need for Government Approval

Our business depends on the approval of different governments for various matters, including for the grant of exploration and exploitation rights for oil and gas projects. We have an interest in a venture that has licenses from the Kyrgyzstan government for the exploration and possible exploitation on land covering approximately 3,153 km2, we have entered into Production Sharing Contracts with an agency of the Albanian government for the exploration and possible exploitation of land covering approximately 3,100 km2 and we have licenses from the government of Tajikistan for the exploration of approximately 1,227 km2 of land.

Regulation

Our industry is affected by numerous laws and regulations, including discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties, taxation other laws and regulations relating generally to the energy industry. These laws and regulations vary according to where each project is located. Changes in any of these laws and regulations or the denial or vacating of permits and licenses could have a material adverse effect on our business.

Our operations are in, and our focus will continue to be on, operations in emerging markets. Generally, legal structures, codes and regulations in emerging markets are not as well defined as they can be in more developed markets and they are therefore more likely to change rapidly. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations currently comply in all material respects with applicable laws and regulations. There are no pending or threatened enforcement actions related to any such laws or regulations. We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the energy industry.

Environmental Matters

We and the projects that we have invested in are subject to national and local environmental laws and regulations relating to water, air, hazardous substances and wastes, and threatened or endangered species that restrict or limit our business activities for purposes of protecting human health and the environment. Compliance with the multitude of regulations issued by the appropriate administrative agencies can be burdensome and costly. We believe that our operations currently comply in all material respects with applicable national and local environmental laws and regulations.

Research and Development

Our business plan is focused on a strategy to maximize the long-term exploration and development of our oil and gas projects. To date, the execution of our business plan has largely focused on acquiring prospective oil and gas licenses and negotiating production sharing agreements. When this stage nears completion, we intend to use the results obtained from this dedicated research to establish a going forward exploratory drilling and development plan. Recently, we have begun exploration operations in connection with our Albanian project.

Employees

We have 20 full time employees, including our Directors. Of our 20 employees, five are located in Switzerland and the rest are located in Albania, Canada, Chile and Central Asia. Although we do not expect to increase our number of employees over the next twelve months, we are not currently able to predict if new employees will be employed in the coming twelve months. We outsource contract employment as needed and will continue to do so.

Material Changes in our Business

We have not been in any bankruptcy, receivership or similar proceedings since incorporation. Prior to our acquisition of DWM Petroleum and excluding our purchase of Masterlist, Inc., we had not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

ITEM 1A. RISK FACTORS

General Statement about Risks

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report on Form 10-K in evaluating our company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to our Company

A significant portion of our operations are through our interests in ventures (farm-outs) that we do not control, and as a result, we may not be able to materially affect the success of that ventures’ operations.

We are participating in an oil and gas exploration project in Kyrgyzstan through our 25% interest in South Petroleum. Santos Limited (“Santos”), an Australian public company that is one of Australia’s largest onshore gas producers, holds 70% of South Petroleum through a wholly-owned subsidiary and Kyrgyzneftegas JSC, an operating entity belonging to the Kyrgyz government, holds the remaining 5%. Under a Farm-In Agreement that we entered into with Santos, Santos has the responsibility to carry out certain exploration and development work in connection with this project. While we will be consulted about the project and given reports on its status, most decisions can be made solely by Santos. Additionally, if Santos completes various acts listed in the Farm-In Agreement, we will be responsible for 30% of any expenditure in excess of $42 million that is related to the drilling of exploration and appraisal wells on the licensed land. As a result, the success of our business as well as our potential costs of business partially depend on factors that neither we nor our management control. We cannot assure you that Santos or its subsidiaries, affiliates, agents or management will make decisions concerning this project that are reasonable, profitable or in our best interest.

Our partner Independent Petroleum Resources (“IPR”) and we have farmed out our 30% interest each in the Tranquilo Block in Magallanes Basin in Chile to Geopark and Pluspetrol, two local operating oil and gas companies to reduce our stake to 20%. Under the Farm-Out Agreement that we entered into with Geopark and Pluspetrol, we are carried for 8.6% and have to fund the remaining 11.4% of the capital expenditures during the first phase of work. The total work commitment during the first phase is $14.4 million. We are responsible to finance our 20% share of all capital expenditures exceeding this $14.4 million. As a result, the success of our business as well as our potential costs of business partially depend on factors that neither we nor our management control. We cannot assure you that Geopark and Pluspetrol or its subsidiaries, affiliates, agents or management will make decisions concerning this project that are reasonable, profitable or in our best interest.

There is a substantial doubt about our ability to continue as a going concern. If we cannot continue to operate our business, you could lose your entire investment in our company.

We incurred a net loss of $31,128,761 for the year ended December 31, 2008. As at December 31, 2008, we had an accumulated deficit of $45,033,218 We anticipate that we will continue to incur substantial operating losses unless and until we are able to sell or farm out additional resource properties or identify oil and/or natural gas reserves in a commercially exploitable quantity on one or more of our properties and begin production. On December 31, 2008 we had unrestricted cash in the amount of $225,993. We estimate our monthly operating expenses to be approximately $320,000. We do not have sufficient cash on hand to fund our monthly budget for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our oil and gas properties, we will probably find it difficult to raise debt financing from traditional sources. We have traditionally raised our operating capital from the sale of equity and debt securities but there can be no assurance that we will continue to be able to do so.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2008, which is included with this annual report. Our consolidated financial statements do not reflect any adjustments that might result if we are unable to continue our business.

We have had negative cash flows from operations, and our current resources are only sufficient to fund our operations for three months. Our business operations may fail if our actual cash requirements exceed our estimates and we are not able to obtain further financing.

We currently spend approximately $320,000 per month on our operations. As of December 31, 2008, we had sufficient funds to continue our operations for one month. On January 22, 2009 we were able to reduce our restricted cash in Mongolia from $4,000,000 to $2,000,000 in accordance with the Mongolian authorities. As a result, we were able to free-up cash in the amount of $746,752 at our own disposal without any restrictions or limitations to these funds after the release. Therefore, we have sufficient funds to continue our operations for an additional two months. On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A & B and D & E in Albania with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800. There are no further restrictions or limitations to these funds after the release. Unless we raise additional funds, we will be unable to fund our operations with our current resources for the next twelve months.

Our company has had negative cash flows from operations since inception and we have not earned any revenues from operations, and due to the length of time between the discovery of oil and gas reserves and their exploitation and development, we do not anticipate earning revenues from operations in the near future. To date, we have incurred significant expenses. As at December 31, 2008, we had cash on hand and restricted cash of $8,177,777, of which a minimum of $3,951,784 is committed to finance the first phase of our work program in Albania and a minimum of $4,000,000 is committed to finance the first phase of our work program in Mongolia – all of which is therefore classified as restricted cash. We cannot assure you that our actual cash requirements will not exceed our estimates, and in any case we will require additional financing to bring our interests into commercial operation, finance working capital, meet our contractual minimum expenditures and pay for operating expenses and capital requirements until we achieve a positive cash flow. Additional capital also may be required in the event we incur any significant unanticipated expenses.

We have historically depended upon capital infusion from the issuance of equity securities to provide the cash needed to fund our operations, but we cannot assure you that we will be able to continue to do so. Our ability to continue in business depends upon our continued ability to obtain significant financing from internal and external sources and the success of our exploration efforts.

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

Our business focus is on the oil and gas industry in a limited number of properties, primarily in the Kyrgyz Republic, Albania, Tajikistan, Mongolia and Chile. We lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified.

We may not effectively manage the growth necessary to execute our business plan.

Our business plan anticipates an increase in the number of our strategic partners, equipment suppliers, manufacturers, dealers, distributors and customers. This growth will place significant strain on our current personnel, systems and resources. We expect that we will be required to hire qualified employees to help us manage our growth effectively. We believe that we will also be required to improve our management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems to support our desired growth. If we fail to manage our anticipated growth effectively, our business could be adversely affected.

We may be forced to liquidate one or more subsidiaries due to regulatory requirements which could have a material adverse effect on our business and operations.

Substantially all our licenses and assets are owned by our subsidiaries. These subsidiaries are formed in various countries pursuant to local laws and regulation. In some cases, local regulation could result in the forced liquidation of one or more of these subsidiary companies. If any of our subsidiaries is liquidated before we can transfer its assets, the licenses and assets held by it could revert to the respective government. If this happens, our business could be harmed.

Substantially all of our assets and all of our Directors and Officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our Directors or Officers.

Substantially all of our assets are located outside the United States. In addition, all of our Directors and Officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our Officers or Directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies against them under U.S. federal securities laws.

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

Our operations have been financed in large part through the sale of equity securities, and we believe that they will continue to be so financed for some time. A prolonged decline in the price of our common stock could make it difficult for us to raise capital through the sale of our equity securities. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and could have a significant negative effect on our business plans and operations, including our ability to develop and continue our current operations.

The loss of certain key management employees could have a material adverse effect on our business.

The nature of our business, to perform technical exploration and development depends, in large part, on our ability to attract and maintain qualified key personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to attract and retain them. Our development now and in the future will depend on the efforts of key management figures, such as Heinz Scholz, the Chairman of our Board of Directors, Alexander Becker, Vice-Chairman and Executive Director, Michael J. Velletta, Executive Director, Erik Herlyn, our Chief Executive Officer, and Yaroslav Bandurak, our Chief Technology Officer. The loss of any of these key people could have a material adverse effect on our business. We do not currently maintain key-man life insurance on any of our key employees.

Risks Associated with our Business

We have not discovered any oil and gas reserves, and we cannot assure you that that we ever will.

We are in the business of exploring for oil and natural gas and the development and exploitation of any significant reserves that are found. Oil and gas exploration involves a high degree of risk that the exploration will not yield positive results. These risks are more acute in the early stages of exploration. We have not discovered any reserves, and we cannot guarantee you we ever will. Even if we succeed in discovering oil or gas reserves, these reserves may not be in commercially viable quantities or locations. Until we discover such reserves, we will not be able to generate any revenues from their exploitation and development. If we are unable to generate revenues from the development and exploitation of oil and gas reserves, we will be forced to change our business or cease operations.

The nature of oil and gas exploration makes the estimates of costs uncertain, and our operations may be adversely affected if we underestimate such costs.

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

Even if we discover and then develop oil and gas reserves, we may have difficulty distributing our production.

If we are able to produce oil and gas, we will have to make arrangements for storage and distribution of that oil and gas. We would have to rely on local infrastructure and the availability of transportation for storage and shipment of oil and gas products, but any readily available infrastructure and storage and transportation facilities may be insufficient or not available at commercially acceptable terms. This could be particularly problematic to the extent that operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping or pipeline facilities. Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of oil and gas. These factors may affect the ability to explore and develop properties and to store and transport oil and gas and may increase our expenses to a degree that has a material adverse effect on operations.

The oil and natural gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and natural gas industry is intensely competitive. Although we do not compete with other oil and gas companies for the sale of any oil and gas that we may produce, as there is sufficient demand in the world market for these products, we compete with numerous individuals and companies for desirable oil and natural gas leases, suitable properties for drilling operations and necessary drilling equipment, qualified personnel and access to capital. Many of these individuals and companies with whom we compete have substantially greater technical, financial and operational resources and staff than we have. If we cannot compete for personnel, equipment and oil and gas properties, our business could be harmed.

Prices and markets for oil are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business if we ever begin exploitation of reserves.

Our revenues and earnings, if any, will be highly sensitive to the prices of oil and gas. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include, without limitation, weather conditions, the condition of the global economies, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war, or the threat of war, in oil producing regions, the foreign supply of oil, the price of foreign imports and the availability of alternate fuel sources. Significant changes in long-term price outlooks for crude oil could by the time that we start exploiting oil and gas reserves, if we ever discover and exploit such reserves, could have a material adverse effect on revenues as well as the value of licenses or other assets.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations require that we obtain and maintain licenses and permits from various governmental authorities. Our ability to obtain, maintain or renew such licenses and permits on acceptable terms is subject to changes extensive regulation and to changes, from time-to-time, in those regulations. Also, the decision to grant or renew a license or permit if frequently subject to the discretion of the applicable government. Ir we cannot obtain, maintain, extend or renew these licenses or permits our business could be harmed.

Other oil and gas companies may seek to acquire property leases and licenses that we will need to operate our business. This competition may prevent us from obtaining licenses we deem necessary for our businesses, or it may substantially increase the cost of obtaining these licenses.

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

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights or licenses, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment, which could require substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Our inability to obtain necessary facilities could hamper our operations.

Oil and gas exploration and development activities depend on the availability of equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas or in under-developed markets, needed facilities may not be proximate to our operations or readily available, which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

Emerging markets are subject to greater risks than more developed markets, including significant legal, economic and political risks.

In recent years Kyrgyzstan, Albania, Chile, Mongolia and Tajikistan have undergone substantial political, economic and social change. As in any emerging market, Kyrgyzstan, Albania, Chile, Mongolia and Tajikistan do not possess as sophisticated and efficient business, regulatory, power and transportation infrastructures as generally exist in more developed market economies. Investors in emerging markets should be aware that these markets are subject to greater risks than more developed markets, including in some cases significant legal, economic and political risks. Investors should also note that emerging economies are subject to rapid change and that the information set out herein may become outdated relatively quickly. We cannot predict what economic, political, legal or other changes may occur in these or other emerging markets, but such changes could adversely affect our ability to carry out exploration and development projects.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to discover reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements depends on developing and maintaining close working relationships with industry participants and government officials and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Environmental risks may adversely affect our business.

All phases of the oil and gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. The application of environmental laws to our business may cause either of us to curtail our production or increase the costs of any production, development or exploration activities.

Losses and liabilities arising from uninsured or under-insured hazards could have a material adverse effect on our business.

If we develop and exploit oil and gas reserves, those operations will be subject to the customary hazards of recovering, transporting and processing hydrocarbons, such as fires, explosions, gaseous leaks, migration of harmful substances, blowouts and oil spills. An accident or error arising from these hazards might result in the loss of equipment or life, as well as injury, property damage or other liability. We have not made a determination as to the amount and type of insurance that we will carry. We cannot assure you that we will obtain insurance on reasonable terms or that any insurance we may obtain will be sufficient to cover any such accident or error. Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with our Common Stock

There is no active trading market for our common stock, and if a market for our common stock does not develop, our investors may be unable to sell their shares.

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

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

  actual or anticipated variations in our operating results, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, or other business developments, such as oil or gas discoveries, adoption of new accounting standards affecting our industry, additions or departures of key personnel,
  sales of our common stock or other securities in the open market, conditions or trends in our industry, and
  other events or factors, many of which are beyond our control.

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

There are a large number of unexercised share purchase warrants and stock options outstanding. If these are exercised, your interest in our company will be diluted.

On April 3, 2009, there were 119,051,733 shares of our common stock issued and outstanding. If all of the share purchase warrants and options that are currently issued and outstanding were to vest and be exercised, we would be required to issue up to an additional 86,616,707 shares of our common stock, or approximately 72.8% of our issued and outstanding shares on April 3, 2009. This would substantially decrease the proportionate ownership and voting power of all other shareholders. This dilution could cause the price of our shares to decline and it could result in the creation of new control persons. In addition, our shareholders could suffer dilution in the net book value per share.

Our Directors own approximately 52% of our common stock.

In the aggregate, our Directors own approximately 52% of our outstanding common stock and they have the right to exercise options and warrants that would permit them to acquire, in the aggregate, up to an additional 4.4% of our common stock within the next 60 days. As a result, our Directors as a group may have a significant effect in delaying, deferring or preventing any potential change in control of our company, be able to strongly influence the actions of our Board of Directors even if they were to cease being our Directors and control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of other stockholders.

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

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (FINRA). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our principal business office is located at Bahnhofstrasse 9, 6341 Baar, Switzerland, where we have rented 300 square feet of office space for approximately $780 per month (CHF900).

Our branch office in Albania is located at Rruga: “Ismail Qemali”, Pallati 2K, Ap. 1&2, Kati i Trete in Tirana, the capital of Albania. The office covers 4,026 square feet of office space for approximately $3,315 per month (EUR2,600). We entered into a leasing contract on September 1, 2007 for 12 months. The contract will be automatically extended with the same terms and conditions for two additional 12 month periods covering September 1, 2008 to August 31, 2009 and September 1, 2009 to August 31, 2010, respectively.

Our registered office for service in the State of Nevada is located at Nevada Corporate Services, Inc., 8883 West Flamingo Road Suite 102, Las Vegas. NV 89147. In addition, the offices of Velletta and Company, located in Victoria, British Columbia, is our registered office in the Province of British Columbia. Velletta and Company’s address is 4th Floor – 931 Fort Street, Victoria, British Columbia, Canada V8V 3K3.

Oil and Gas Properties

Refer to our description of business in Item 1 Our Current Business beginning on page 3.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which our company or any of our subsidiaries is a part or of which any of our properties, or the properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective October 21, 2008, the holders of 60,572,122 shares of our common stock, representing 51.52% of our outstanding common stock executed a written consent in lieu of our Annual Meeting effecting the following actions:

(1)	the election of Heinz J. Scholz, Alexander Becker, Peter-Mark Vogel, Neil Maedel and Michael Velletta as our Directors;

(2)	the ratification of the reappointment of Deloitte AG as our independent auditors for fiscal year 2008; and

(3)

the amendment of our 2007 Omnibus Stock Option Plan to, among other amendments, increase the number of options that can be authorized under the plan from 14,000,000 to 20,000,000 as well as to amend the Omnibus Plan to conform to the requirements of the Canadian TSX Venture stock exchange.

No other action was authorized by the written consent. Additional information about the matters voted upon can be found in the information statement that we filed and mailed pursuant to the requirements of Rule 14c-2 promulgated under Section 13 of the Securities Exchange Act of 1934, as amended, which was filed on the Securities and Exchange Commission’s EDGAR database on October 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common shares are quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. and on the over the counter market of Pink Sheets LLC. Quotations of our common stock on the OTC Bulletin Board and on the Pink Sheets have been sporadic, and trading volume has been low. Our symbol is “MNAP”, and our CUSIP number is 56176Q 10 2.

The high and low bid prices of our common stock for the periods indicated below are as follows:

End Date	Bid High	Bid Low
03/31/2009	$0.25	$0.08
12/31/2008	$0.70	$0.15
09/30/2008	$0.88	$0.45
06/30/2008	$1.85	$0.80
03/31/2008	$2.95	$1.60
12/31/2007	$4.45	$2.52
09/28/2007	$6.37	$3.15
06/29/2007	$6.07	$2.97
03/31/2007	$3.05	$2.11

Bid prices were obtained from the 2007 and 2008 OTC Bulletin Board Quarterly Trade and Quote Summary Reports

On April 14, 2009, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.27.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer. Their address is 100 First Avenue South, Suite 287, St. Petersburg, Florida 33701.

Holders of Common Stock

As of April 3, 2009, there were 210 registered holders of record of our common stock. As of such date, 119,051,733 shares were issued and outstanding.

Dividends

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

Securities authorized for issuance under equity compensation plans.

We have no long-term incentive plans, other than the Stock Option Plan described below.

Stock Option Plan

In April 2007, our Board of Directors adopted and our shareholders approved our 2007 Omnibus Stock Option Plan. On October 21, 2008 our Board of Directors approved a modification to our 2007 Omnibus Stock Option Pland and, on October 31, 2008, our shareholders approved the modified 2007 Omnibus Stock Option Plan. Under the 2007 Omnibus Stock Option Plan, as amended, we may grant our qualified Directors, Officers, employees, consultants and advisors stock options (which may be designated as nonqualified stock options or incentive stock options), stock appreciation rights, restricted stock awards, performance awards or other forms of stock-based incentive awards, up to a maximum of 20,000,000 shares.

Our Board of Directors administers the 2007 Omnibus Stock Option Plan. Members of the Board of Directors receive no additional compensation for their services in connection with the administration of the Stock Option Plan. They have full discretion and exclusive power to:

  select who will participate in our 2007 Omnibus Stock Option Plan and what awards they will be granted, determine the time at which awards shall be granted and any terms and conditions, within the limits of the 2007 Omnibus Stock Option Plan, of such awards, and resolve all questions relating to the administration of the 2007 Omnibus Stock Option Plan.

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

A non-qualified stock option is a right to purchase a specific number of shares of common stock during such time as the Board of Directors may determine, not to exceed 10 years, at a price determined by the Board of Directors that, unless deemed otherwise by the Board of Directors, is not less than the fair market value of the common stock on the date the Board grants the non-qualified stock option.

An incentive stock option is an option that meets the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. No incentive stock option may be granted under our 2007 Omnibus Stock Option Plan to an employee who owns more than 10% of our outstanding voting stock unless the option price is at least 110% of the fair market value of the common stock at the date of grant and the incentive stock option is not exercisable more than five years after our Board grants it. In the case of a grantee that does not own 10% or more of our common stock, no incentive stock option may be exercisable more than 10 years after the date our Board grants it and its exercise price may not be less than the fair market value of the common stock on the date our Board grants it. Our Board may not grant an employee an incentive stock option that first becomes exercisable during a calendar year for the purchase of common stock with an aggregate fair market value (determined as of the date of grant of each incentive stock option) in excess of $100,000. An incentive stock option (or any installment thereof) counts against the annual limitation only in the year it first becomes exercisable.

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

A performance award granted under our 2007 Omnibus Stock Option Plan may be denominated or payable to the recipient in cash, common stock (including, without limitation, Restricted Stock), other securities or other awards. A performance award shall confer on the recipient the right to receive payments, in whole or in part, upon the achievement of such performance goals during such performance periods as our Board of Directors shall establish. Subject to the terms of our 2007 Omnibus Stock Option Plan and any applicable award agreement, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance award and the amount of any payment or transfer to be made pursuant to that performance award shall be determined by our Board of Directors.

Our Board of Directors may grant awards under the Stock Option Plan that provide the recipient with the right to purchase common stock or that are valued by reference to the fair market value of the common stock (including, but not limited to, phantom securities or dividend equivalents). Such awards shall be in a form determined by our Board of Directors, as long as such awards are not inconsistent with the terms and purposes of our 2007 Omnibus Stock Option Plan. Our Board of Directors determines the price of any such award and may accept any lawful consideration.

Our Board of Directors may at any time amend, suspend or terminate our 2007 Omnibus Stock Option Plan as long as it does not change any awards previously granted, increase the aggregate number of shares of the common stock with respect to which it may grant awards or change the class of persons eligible to receive awards.

In the event a change in control occurs, then, notwithstanding any provision of our 2007 Omnibus Stock Option Plan or of any provisions of any award agreement to the contrary, all awards that have not expired and which are then held shall become fully and immediately vested and exercisable and may be exercised for the remaining term of such awards.

No awards may be granted under the Stock Option Plan on or after April 10, 2017, but Awards granted prior to such date may be exercised in accordance with their terms.

If our shares of common stock are listed on the Canadian TSX Venture Exchange, certain provisions mandated by the policies of that stock exchange will restrict our ability to make certain grants to persons in specified categories. These provisions were added to our 2007 Omnibus Stock Option Plan when we revised the plan in October of 2008 but they will not take effect unless and until our shares are listed on the TSX Venture Exchange. A copy of the revised 2007 Omnibus Stock Option Plan is attached as an exhibit to this Annual Report on Form 10-K.

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	12,650,000	$3.75	7,350,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	12,650,000	$3.75	7,350,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 21, 2008, we issued 1,160,000 shares of our common stock for no consideration as bonus to employees, Officers and a Director. All of these shares are subject to a six month lock up, and all but 60,000 are subject to a 3% dribble out clause per quarter. In addition, these bonus shares are subject to the applicable resale restrictions imposed by the securities laws of the United States and, where applicable, the securities laws in the jurisdictions where any of these persons reside. The Shares were issued to non-US persons relying on the exemption from the registration requirements of the Securities Act of 1933, as amended provided by Section 4(2) thereof and/or by Regulation S promulgated thereunder by the Securities and Exchange Commission.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any “affiliated purchaser,” of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

Table 1 ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Not applicable	Not applicable	Not applicable	Not applicable	Not applicable

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Management’s Discussion and Analysis provides a narrative about our financial performance and condition that should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Form 10-K beginning at page 34 below. This discussion contains forward looking statements reflecting our current expectations and estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the sections of this Form 10-K titled “Risk Factors” beginning at page 15 above and “Cautionary Note Regarding Forward-Looking Statements” beginning at page 1 above.

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

Results of Operations

For the year ended December 31, 2008 we had a net loss of $31,128,761 as compared to a net loss of $12,825,496 for the year ended December 31, 2007. Our net loss for 2008 is positively affected by revenues of $635,318, stemming from an option agreement with Santos International of $558,696 and consulting revenues of $76,622. The corresponding period in 2007 is affected by revenues of $625,261, stemming from an option agreement with Santos International.

In the year ended December 31, 2008 our operating expenses increased to $21,789,136 from $13,666,431 reported for the same period in 2007. The 59% increase in our total operating expenses is attributable to firstly, exploration costs of $4,648,549 but secondly, also to several factors associated with the increase in the size of our operations and the personnel needed to carry out these operations. 49% of the total operating expenses, or $10,623,529, for the year ended December 31, 2008 is related to stock-based or stock option-based compensation payments, which are non-cash. Compared to the same period in 2007, we recorded stock-based or stock option-based compensations of $7,245,289.

Finally, our non-operating expenses increased by $9,439,775 as a result of a charge for the subsequent equity sales adjustment clause in most of the Company’s warrant agreements

          Personnel costs
The number of employees increased three fold for the year ended December 31, 2008 compared to the year ended December 31, 2007. As a result, our personnel costs increased to $10,476,663 from $5,656,726. 71% of the total personnel costs or the amount of $7,399,063 is related to a non-cash charge for our stock compensation and stock option plan to obtain and retain qualified management.

          Exploration costs
For the year ended December 31, 2008, we incurred exploration costs of $4,649,549 as compared to $1,216,510 for the corresponding period in 2007. The amount covers the expenses for our projects in Albania, Chile and Tajikistan as well as preliminary scouting in Mongolia. In 2008 the exploration costs in Albania amount to $3,231,780 and include an environmental study, a volumetric and an economic report by an independent engineering consulting agency, reprocessing of data as well as a payment for the seismic work by Geological Institute of Israel (“GII”). The corresponding exploration costs for 2007 were $534,285 in Albania. In Chile, we have spent $398,411 for reprocessing data and finalizing the work program with our partners during 2008, while the costs during 2007 amounted to $65,575. The costs in Tajikistan amount to $792,125 for the year ended December 31, 2008. The exploration costs for the year ended December 31, 2007 were $572,205 in Tajikistan. The costs in Mongolia amount to $227,233 for the year ended December 31, 2008, while during our financial year 2007 we have spent $42,365 on exploration costs. We further have spent $2,080 for exploration for the year ended December 31, 2007.

          Consulting fees
For the year ended December 31, 2008, we paid consulting fees in the amount of $3,885,575 as compared to consulting fees of $1,400,855 for the year ended December 31, 2007. This increase of 177% is primarily due to a charge of $3,010,986 during 2008 for stock based and stock option based compensation (corresponding figure in 2007 was $340,604), $2,500,781 of which resulted from a March 2008 grant of stocks to consultants working on our operations in Albania as payment for services.

          Administrative costs
Our administrative costs of $2,724,471 declined from $5,376,708 during the year ended December 31, 2008. The sharp decrease is a result from one-time compensation charges of $2,560,000 for the acquisition of DWM Petroleum and the public listing which took place in second quarter of 2007. Compared to the same period in 2007, we have higher audit, legal and traveling costs.

          Non-operating expense
Our non-operating expense increased by $9,439,775 as a result of a charge for the subsequent equity sales adjustment clause in most of the Company’s warrant agreements.

Liquidity and Capital Resources

Our cash balance as of December 31, 2008 was $8,177,777 of which $7,951,784 is restricted to finance the bank guarantees for the first phase of our work program in Albania (covering the seismic and geological and geophysical (G&G) costs in Albania) and in Mongolia (covering the seismic and G&G costs in Mongolia), leaving a balance of $225,993. Given the turbulence on the global equity markets, we now anticipate that the planned financing of up to $80,000,000, which we targeted for 2008, will be postponed further. We will use any window of opportunity to tap the equity markets, should the possibility arise from a shareholder’s and company’s perspective. For the time being, we anticipate that this financing will take place in the second half of 2009. In order to continue to fund operations for the next twelve months and implement the geological work program for our projects particular in Central Asia and the Balkan Region as well as to finance continuing operations, the Group will require further funds. We expect these funds will be raised through additional equity and/or debt financing (private placements). If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments. We further intend to reduce our work commitments for the first phase of our exploration commitments in Albania and Mongolia, which could reduce our restricted cash position by up to $4,500,000 at the Group’s own disposal (without any restriction).

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. The Group immediately paid its bank loan of $1,220,000 and accumulated interest of $34,248. As a result, the Group was able to free up cash in the amount of $746,752 net of all costs and charges at the Group’s own disposal (no restriction or limitation of these funds after release).

On March 6, 2009, the Group successfully negotiated new work commitments for its two PSCs for the Blocks A,B and D,E with the Albanian National Petroleum Agency (NPA later AKBN, National Agency of Natural Resources). The new work commitments need to be formally approved by the AKBN.

For PSC1, which covers Blocks A and B, the minimum seismic line kilometers was reduced from 300km of 2-D seismic to 189km for Phase 1, which was completed by December 31, 2008. As a result, at least $910,200 can be released from the bank guarantee to the Group’s own disposal ($8,200 per km). As the bank issuing the bank guarantee requested a safety margin of 5%, the Group is now in negotiation to reduce that in parallel with the bank guarantee. For PSC2, covering Blocks D and E, the Group reduced the minimum seismic line kilometers from 300km to 110km of 2-D seismic for the first phase. As a result, the Group can release at least $1,558,000 from our bank guarantee to the Group’s own disposal ($8,200 per km). As the bank issuing the bank guarantee requested a safety margin of 5%, the Group is now in negotiations to reduce that in parallel with the formal request from the AKBN. The total reduction of the bank guarantee (restricted cash) is therefore at least $2,468,200.

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A & B and D & E in Albania with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800. There are no further restrictions or limitations to these funds after the release.

Our capital commitments are disclosed in this Annual Report on Form 10-K for the year ended December 31, 2008. As outlined above, we have significantly reduced our work commitment in Albania for Phase 1. Otherwise, there has been no material change in these commitments since of December 31, 2008.

          Operating Activities

Net cash outflow from operating activities of $9,622,635 for the year ended December 31, 2008 has increased from $5,274,424 in the comparable period 2007. This is mainly due to higher exploration costs.

          Investing Activities

Net cash outflow from investing activities of $8,082,833 for the year ended December 31, 2008 has increased from $164,425 in the comparable period for 2007. This is mainly due to restricting cash of $10,414,000, mainly for bank guarantees for our projects in Albania and Mongolia. During the past year ended December 31, 2008, we have released a total of $2,462,216 from the restricted cash account in accordance with the Albanian government and as outlined in the two PSCs for our Albanian assets..

          Financing Activities

Net cash flow from financing activities of $9,399,102 for the year ended December 31, 2008 has decreased from $12,827,276 in the comparable period. In the year ended December 31, 2007, the majority of the financing cash flows were related to the issuance of units consisting of shares of common stock and warrants in conjunction with the merger and a private placement carried out on July 31, 2007, while in the year ended December 31, 2008, we have sold 4,000,000 units. We have raised gross proceeds of $4,000,000 for debentures and 1,000,000 detachable warrants in the quarter ended June 30, 2008. Furthermore, we have issued contingently convertible loans of $2,000,000 (net proceeds of $1,860,000) as well as equity and warrants in a private placement of $2,600,000 during the third quarter ended September 30, 2008. Additionally, we received a one year bank loan of $1,220,000 during the quarter ended September 30, 2008. We also issued a promissory note of $540,646 in the fourth quarter of 2008.

Cash Flows
	Year Ended December 31
	2008	2007
Net cash used in Operating Activities	$(9,622,635)	$(5,274,424)
Net cash used in Investing Activities	$(8,082,833)	$(164,425)
Net cash provided by Financing Activities	$9,399,102	$12,827,276
Change in Cash and Cash Equivalents During the Period	$(8,306,366)	$7,388,427

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cash Requirements

We will require additional funds to fund our operations. These funds may be raised through equity financing, debt financing, or other sources, such as additional farm-out agreements, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Geological & Geophysical	$1,300,000
Seismic	$2,000,000
General & Administrative	$1,000,000
Legal	$120,000
Audit	$300,000

As an operator, we have no seismic or drilling work commitments for the next 12 months in Albania, Mongolia and Tajikistan. As a non-operator, we have no seismic or drilling work commitments in Chile for the next 12 months. In Kyrgyz Republic, the operational costs, including seismic are fully carried by our partner Santos. In Mongolia, we have currently a geological & geophysical (G&G) commitment of $1,250,000 for the next 12 months. Should we be able to raise funds through equity financing, debt financing or other sources, such as additional farm-out agreements, we would increase or speed up our programs.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

The consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has historically incurred losses and it incurred a loss of $31,128,761 for the year ended December 31, 2008. Because we have no operating revenues, the Group will require additional working capital to develop its business operations. The cash balance as of December 31, 2008 was $8,177,777, of which $7,951,784 had been restricted for a bank guarantee for the first phase of the work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania) and two escrow accounts for the first phase of our work program in Mongolia (covering the seismic and G&G cost in Mongolia), leaving an available balance of $225,993.

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. The Group immediately repaid its bank loan of $1,220,000 and accumulated interest of $34,248. As a result, the Group was able to free up cash in the amount of $746,752 net of all costs and charges at the Group’s own disposal (no restriction or limitation of these funds after release).

As of February 1, 2009, the corporate cost base had been reduced significantly and therefore, also the expected monthly burn rate from around $650,000 to around $320,000. The main source of the cost savings stem from a reduction in the number of personnel as well as significant salary cuts at the Board of Directors level.

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A & B and D & E in Albania with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800. There are no further restrictions or limitations to these funds after the release, which is expected to take place by April 30, 2009 following completion of the procedural formalities. In addition the Company is in negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia.

Based on the revised cost base as well as freeing up cash from the bank guarantee in Albania and the escrow accounts in Mongolia and the additional loan of $ 1,300,000, the Group estimates that it has sufficient working capital to fund operations for eight months from April 2009. In order to continue to fund operations through March 2010 and execute the strategy to develop its assets, the Group will require further funds. It expects to secure these additional funds through possible disposals or farm-outs of its existing interests and the Group is currently in active negotiations with interested parties for such transactions.

The Group intends to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans as well as limit its financial obligations by farming-out projects to third parties. During 2008, the Group intended to float additional shares on the TSX Venture Exchange in Toronto, Canada. It still plans to do so, however, given the turbulence in the global equity markets, it now anticipates that the planned financing on the TSX will be postponed until late 2009.

The continuation of business is dependent upon obtaining such further financing. The issuance of additional equity securities could result in a significant dilution in the equity interests of current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase liabilities and future cash commitments.

There are no assurances that the Group will be able to complete the disposals or farm-outs of its existing interests or to obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. Nevertheless after making enquiries, and considering the uncertainties above, the directors have a reasonable expectation that the Group will have adequate resources to continue its operations for the foreseeable future.

These conditions raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Recent Developments

We are primarily focused on our operations in Albania, Kyrgyz Republic, Tajikistan, Mongolia and Chile. Since the end of our most recent fiscal year (December 31, 2008), no developments have affected these operations.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the valuation of warrants and options.

There are accounting policies that we believe are significant to the presentation of our financial statements. The most significant of these are described below.

Exploration and evaluation costs

We account for our exploration costs on a successful efforts basis and therefore all G&G costs, which include costs of topographical, geological, and geophysical studies, rights of access to properties to conduct those studies, and salaries and other expenses of geologists, geophysical crews, and others conducting those studies, are expensed as incurred.

Stock-based Compensation

We account for all of our stock-based payments and awards under the fair value based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

We account for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital.

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected.

Recently Issued But Not Yet Adopted Accounting Pronouncements Affecting Us

FASB Statement No. 141 (R), Business Combinations, an amendment of FASB Statement No. 141 (“SFAS 141(R)”)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 141(R), Business Combinations, an amendment of FASB Statement No. 141 (“SFAS 141(R)”). As part of the conversion project with the International Accounting Standard Board (IASB) this statement implements new application rules for acquisition accounting such as exclusion of transaction costs from the purchase price allocation and recognition of acquired In-Process Research and Development as an indefinite-lived intangible asset. The standard is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively. Early adoption is not permitted. This standard will affect acquisitions after January 1, 2009.

FASB Statement No. 160. Non-controlling Interests in Consolidated Financial Statements.

On December 4, 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact, if any, to the company from the adoption of SFAS in 2009 will depend on the development of our business at that time.

EITF Issue No. 07-5, Determining Whether an Instrument for an Embedded Feature Is Indexed to an Entity's Own Stock

The Emerging Issues Task Force (“EITF”) has issued EITF Issue No. 07-5, Determining Whether an Instrument for an Embedded Feature Is Indexed to an Entity's Own Stock. This standard is effective for annual and interim periods beginning after December 15, 2008. This EITF addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock. Based on this revised guidance the Company is evaluating the impact that this standard will have on our financial statements. Our current analysis indicates that we will be required to reclassify all of our warrants from equity to liabilities and record subsequent changes in fair value in the statement of operations. The adoption of EITF 07-5 will also require an adjustment to the opening balance of retained earnings for the cumulative effect of the change in accounting principle.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MANAS PETROLEUM CORPORATION

We have audited the accompanying consolidated balance sheets of Manas Petroleum Corporation (a development stage company) and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity/(deficit) for each of the two years in the period ended December 31, 2008, and for the period from May 25, 2004 (date of inception) to December 31, 2008. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, and for the period from May 25, 2004 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in exploration and development of oil and gas resources. As discussed in Note 2 to the consolidated financial statements, the Company’s lack of operating revenues, operating losses since inception and need to raise additional funds raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte AG

/s/ Roland Müller	/s/ Caleb Patterson

Roland Müller	Caleb Patterson
Auditor in charge

Zurich, Switzerland
April 15, 2009

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AUDITED

CONSOLIDATED BALANCE SHEETS

	12.31.2008	12.31.2007
	USD	USD

ASSETS

Cash and cash equivalents	225,993	8,480,771
Restricted cash	7,951,784	-
Accounts receivable	96,339	148,346
Prepaid expenses	165,632	125,923
Total current assets	8,439,748	8,755,040

Debt issuance costs	254,311	-
Tangible fixed assets	231,245	153,074
Investment in associate	238,304	238,304
Other non-current assets	-	62,279
Total non-current assets	723,860	453,657

TOTAL ASSETS	9,163,608	9,208,697

LIABILITIES AND SHAREHOLDERS' EQUITY / (DEFICIT)

Bank overdraft	-	2,305
Accounts payable	1,047,315	110,156
Bank loan	1,220,000	-
Accrued expenses Albania fees	-	400,000
Accrued expenses Exploration costs	120,000	-
Accrued expenses VAT	-	264,984
Accrued expenses Professional fees	259,129	408,862
Accrued expenses Interest	98,678	-
Accrued expenses Commissions	70,000	-
Other accrued expenses	122,066	168,192
Total current liabilities	2,937,188	1,354,499

Loan owed to a shareholder	-	39,329
Participation liabilities	640,000	-
Contingently convertible loan	1,739,178	-
Debentures	3,448,540	-
Promissory notes to shareholders	540,646	-
Other non-current liabilities	43,867	-
Total non-current liabilities	6,412,231	39,329

TOTAL LIABILITIES	9,349,419	1,393,828

Common stock (300,000,000 shares authorized, USD 0.001 par value,
119'051'733 and 112,156,488 shares, respectively, issued and outstanding)	119,052	112,156
Additional paid-in capital	44,685,033	21,550,636
Deficit accumulated during the development stage	(45,033,218)	(13,904,456)
Accumulated other comprehensive income	43,322	56,533
Total shareholders' (deficit) equity	(185,811)	7,814,870

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY / (DEFICIT)	9,163,608	9,208,697

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended		Period from
			05.25.2004
			(Inception) to
	12.31.2008	12.31.2007	12.31.2008
	USD	USD	USD
OPERATING REVENUES

Other revenues	635,318	625,261	1,375,728
Total revenues	635,318	625,261	1,375,728

OPERATING EXPENSES

Personnel costs	(10,476,663)	(5,656,726)	(16,470,798)
Exploration costs	(4,649,549)	(1,216,510)	(6,024,531)
Depreciation	(52,877)	(15,633)	(99,509)
Consulting fees	(3,885,575)	(1,400,855)	(7,617,654)
Administrative costs	(2,724,471)	(5,376,708)	(10,217,030)
Total operating expenses	(21,789,136)	(13,666,431)	(40,429,522)

Gain from sale of investment	-	-	3,864,197
Loss from sale of investment	-	(900)	(900)
OPERATING LOSS	(21,153,817)	(13,042,070)	(35,190,497)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	64,799	(66,053)	(24,144)
Warrants issuance expense	(9,439,775)	-	(9,439,775)
Interest income	160,556	297,140	503,906
Interest expense	(758,657)	(13,688)	(840,297)
Loss before taxes and equity in net loss of associate	(31,126,895)	(12,824,670)	(44,990,807)

Taxes	(1,867)	(826)	(3,540)
Equity in net loss of associate	-	-	(24,523)
Minority interest in net income	-	-	(18,700)
Net loss	(31,128,761)	(12,825,496)	(45,037,570)

Weighted average number of outstanding shares	114,856,922	108,614,213	105,162,521
Basic and diluted loss per share	(0.27)	(0.12)	(0.43)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AUDITED

CONSOLIDATED CASH FLOW STATEMENT

	For the year ended		Period from
			05.25.2004
			(Inception) to
	12.31.2008	12.31.2007	12.31.2008
	USD	USD	USD
OPERATING ACTIVITIES

Net loss for the period	(31,128,761)	(12,825,496)	(45,037,570)

To reconcile net loss to net cash used
in operating activities
Minority interest in net income	-	-	18,700
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	900	900
Equity in net loss of associate	-	-	24,523
Depreciation	52,877	15,633	99,509
Amortization of debt issuance costs	95,599	-	95,599
Warrant issuance expense	9,439,775	-	9,439,775
Exchange differences	(64,799)	66,053	24,144
Interest expense on contingently convertible loan	59,178	-	59,178
Interest expense on debentures	246,529	-	246,529
Increase in participation liabilities	640,000	-	640,000
Decrease / (increase) in receivables	12,298	(220,393)	(256,777)
Decrease / (increase) in other non-current assets	62,279	(62,279)	-
(Decrease) / increase in accounts payables	937,159	(497,084)	510,993
(Decrease) / increase in accrued expenses	(642,165)	1,002,952	528,452
(Decrease) / increase in other non-current liabilities	43,867	-	43,867
Stock-based compensation	10,623,529	7,245,289	17,868,818
Cash flow from operating activities	(9,622,635)	(5,274,424)	(19,557,557)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(131,048)	(164,425)	(409,796)
Sale of tangible fixed assets and computer software	-	-	79,326
Proceeds from sale of investment	-	-	4,000,000
Restricted cash	(7,951,784)	-	(7,951,784)
Acquisition of investment in associate	-	-	(67,747)
Cash flow from investing activities	(8,082,833)	(164,425)	(4,350,001)

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80,019
Issuance of units	1,849,429	13,208,055	15,057,484
Issuance of contingently convertible loan	1,680,000	-	1,680,000
Issuance of debentures	3,760,000	-	3,760,000
Issuance of promissory notes to shareholders	540,646	-	540,646
Issuance of warrants	670,571	-	670,571
Cash arising on recapitalization	-	6,510	6,510
Shareholder loan repaid	(39,329)	(370,591)	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Increase in bank loan	1,220,000	-	1,220,000
Payment of debt issuance costs	(279,910)	-	(279,910)
(Decrease) / increase in bank overdraft	(2,305)	(16,698)	-
Cash flows from financing activities	9,399,102	12,827,276	24,003,207

Net change in cash and cash equivalents	(8,306,366)	7,388,427	95,649

Cash and cash equivalents at the beginning of the period	8,480,771	1,090,098	-
Currency translation effect on cash and cash equivalents	51,588	2,246	130,344
Cash and cash equivalents at the end of the period	225,993	8,480,771	225,993

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay placement commission expenses	-	2,689,910	2,689,910
Debenture interest paid in common shares	213,479	-	213,479

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AUDITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

				Deficit
				accumulated	Accumulated
				during the	Other Compre-	Total share-	Compre-
	Number of		Additional paid-	development	hensive Income	holders' equity /	hensive Income
SHAREHOLDERS' EQUITY / (DEFICIT)	Shares	Share Capital	in capital	stage	(Loss)	(deficit)	(Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019	-
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)	(678,114)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)	(1,775,233)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052	-
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575	1,427,851

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction (Note 1)	20,110,400	20,110	(356,732)	-	-	(336,622)	-
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289	-
Private placement of Units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997	-
Private placement of Units	10,709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825,227	825	3,521,232	-	-	3,522,057	-
Currency translation adjustment	-	-	-	-	3,069	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)	(12,825,496)
Balance December 31, 2007	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870	(12,822,427)

Balance January 1, 2008	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	10,620,633	-	-	10,623,529	-
Private placement of Units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429	-
Issuance of warrants	-	-	10,110,346	-	-	10,110,346	-
Beneficial Conversion Feature	-	-	557,989	-	-	557,989	-
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)	(13,212)
Net loss for the period	-	-	-	(31,128,761)	-	(31,128,761)	(31,128,761)
Balance December 31, 2008	119,051,733	119,052	44,685,033	(45,033,218)	43,322	(185,811)	(31,141,973)

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

1. CORPORATE INFORMATION

The consolidated financial statements of Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (collectively, “the Group”) for the year ended December 31, 2008 were authorized for issue in accordance with a resolution of the Directors on April 14, 2009. The Company considers itself to be a development stage company since it has not realized any revenues from its planned principal operations. Accordingly, the Company presents its financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

The Company, formerly known as Express Systems Corporation, was incorporated in the State of Nevada on July 9, 1998. The Group has a focused strategy on exploration and developing oil and gas resources in Central Asia (Kyrgyz Republic and subsidiary in Republic of Tajikistan), in the Balkan Region (subsidiary in Albania) as well as in Latin America (subsidiary in Chile).

On April 10, 2007, the Company completed the Exchange Transaction whereby it acquired its then sole subsidiary DWM Petroleum AG, Baar (“DWM Petroleum”) pursuant to an exchange agreement signed in November 2006 whereby 100% of the shares of DWM Petroleum were exchanged for 80,000,000 common shares of the Company. As part of the closing of this exchange transaction, the Company issued 800,000 shares as finders’ fees at the closing price of $3.20.

The acquisition of DWM Petroleum was accounted for as a merger of a private operating company into a non-operating public shell. Consequently, the Company is the continuing legal registrant for regulatory purposes and DWM Petroleum is treated as the continuing accounting acquirer for accounting and reporting purposes. The assets and liabilities of DWM Petroleum remained at historic cost. Under US GAAP in transactions involving the merger of a private operating company into a non-operating public shell, the transaction is equivalent to the issuance of stock by DWM Petroleum for the net monetary assets of the Company, accompanied by a recapitalization. The accounting is identical to a reverse acquisition, except that no goodwill or other intangibles are recorded.

2. GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has historically incurred losses and it incurred a loss of $31,128,761 for the year ended December 31, 2008. Because we have no operating revenues, the Group will require additional working capital to develop its business operations. The cash balance as of December 31, 2008 was $8,177,777, of which $7,951,784 had been restricted for a bank guarantee for the first phase of the work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania) and two escrow accounts for the first phase of our work program in Mongolia (covering the seismic and G&G cost in Mongolia), leaving an available balance of $225,993.

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. The Group immediately repaid its bank loan of $1,220,000 and accumulated interest of $34,248. As a result, the Group was able to free up cash in the amount of $746,752 net of all costs and charges at the Group’s own disposal (no restriction or limitation of these funds after release).

As of February 1, 2009, the corporate cost base had been reduced significantly and therefore, also the expected monthly burn rate from around $650,000 to around $320,000. The main source of the cost savings stem from a reduction in the number of personnel as well as significant salary cuts at the Board of Directors level.

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A & B and D & E in Albania with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800. There are no further restrictions or limitations to these funds after the release, which is expected to take place by April 30, 2009 following completion of the procedural formalities. In addition the Company is in negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia.

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

Based on the revised cost base as well as freeing up cash from the bank guarantee in Albania and the escrow accounts in Mongolia and the additional loan of $ 1,300,000, the Group estimates that it has sufficient working capital to fund operations for eight months from April 2009. In order to continue to fund operations through March 2010 and execute the strategy to develop its assets, the Group will require further funds. It expects to secure these additional funds through possible disposals or farm-outs of its existing interests and the Group is currently in active negotiations with interested parties for such transactions.

The Group intends to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans as well as limit its financial obligations by farming-out projects to third parties. During 2008, the Group intended to float additional shares on the TSX Venture Exchange in Toronto, Canada. It still plans to do so, however, given the turbulence in the global equity markets, it now anticipates that the planned financing on the TSX will be postponed until late 2009.

The continuation of business is dependent upon obtaining such further financing. The issuance of additional equity securities could result in a significant dilution in the equity interests of current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase liabilities and future cash commitments.

There are no assurances that the Group will be able to complete the disposals or farm-outs of its existing interests or to obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. Nevertheless after making enquiries, and considering the uncertainties above, the directors have a reasonable expectation that the Group will have adequate resources to continues in operations for the foreseeable future.

These conditions raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should it be unable to continue as a going concern.

3. ACCOUNTING POLICIES

The Group’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Scope of consolidation

The consolidated financial statements include Manas Petroleum Corporation and all companies which Manas Petroleum Corporation directly or indirectly controls (over 50% of voting interest). The companies included in the consolidation are listed in Note 15.

Investments in which the Company exercises significant influence, but not control (generally 20% to 50% ownership) are accounted for using the equity method. The Group’s share of earnings or losses is included in consolidated net income and the Group’s share of the net assets is included in long-term assets.

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
for the year ended December 31, 2008 and December 31, 2007

eliminated. Companies acquired or divested in the course of the year are included in the consolidated financial statements as of the date of purchase respectively up to the date of sale.

Minority interests in the net assets of consolidated subsidiaries are identified separately from the Group’s equity therein. Minority interests consist of the amount of these interests at the date of the original business combination and the minority’s interest in equity since the date of acquisition. Losses applicable to the minority interest in excess of the minority’s interest in the subsidiary’s equity are allocated against the interests of the Group except to the extent that the minority has a binding obligation and is able to make an additional investment to cover the losses.

Foreign currency translation

The consolidated financial statements of the Group are presented in US dollars (“USD” or “$”). The parent Company’s functional currency is the US dollar.

Generally, the local currency is used as the functional currency by each of the Group’s subsidiaries. The Company’s Swiss subsidiary DWM Petroleum changed its functional currency from the Swiss Franc (CHF) into the US dollar (USD) as of January 1, 2007. The change in functional currency was triggered by the signing of an agreement with Santos. Subsequent to the signing of the agreement the majority of the Group’s transactions were denominated in USD. The Company’s Tajik subsidiary Somon Oil, which was founded in 2006, uses Tajikistan Somoni (“TJS”) as its functional currency. Transactions are recorded using the exchange rate at the time of the transaction. All resulting foreign exchange transaction gains and losses are recognized in the Group’s statement of operations.

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

The table below outlines the exchange rates utilized:

Average Rates	2008	2007
	TJS	TJS
USD	3.4293	3.4427

Balance Sheet
period-end rates	2008	2007
	TJS	TJS
USD	3.4519	3.4649

TJS = Tajikistan Somoni

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less (petty cash, bank balances and fiduciary deposits).

Accounts receivable and prepaid expenses

This position includes receivables from third parties, value added taxes, withholding taxes, loans to employees, prepaid expenses for goods and services not yet received as well as income from the current year that will not be received until the following year. The carrying amount of these assets approximates their fair value. There is currently no reserve for bad debt.

Tangible fixed assets, computer software and depreciation

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

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

The Group is required to pay income taxes in a number of countries. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

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
for the year ended December 31, 2008 and December 31, 2007

of measurement of its uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized as income tax expense.

Revenue Recognition

Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Group and the revenue can be reliably measured. The Group’s revenue consists of consulting fees from contracts with fees based on time and materials which are recognized as the services are performed and amounts are earned and options premiums received for the farm-out of the Group’s exploration interests. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

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

Stock based compensation

Stock-based compensation costs are recognized in earnings using the fair-value based method for all awards granted. Compensation costs for unvested stock options and awards are recognized in earnings over the requisite service period based on the grant-date fair value of those options and awards. Fair values of awards granted under the share option plans are estimated at grant or purchase dates using a Black-Scholes option pricing model. The model input assumptions are determined based on available internal and external data sources. The risk free rate used in the model is based on the US treasury rate for the expected contractual term. Expected volatility is based on a weighted basket of historic peer group data.

4. NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 141(R), Business Combinations, an amendment of FASB Statement No. 141 (“SFAS 141(R)”). As part of the conversion project with the International Accounting Standard Board (IASB) this statement implements new application rules for acquisition accounting such as exclusion of transaction costs from the purchase price allocation and recognition of acquired In-Process Research and Development as an indefinite-lived intangible asset. The standard is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively. Early adoption is not permitted. This standard will affect acquisitions after January 1, 2009.

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
for the year ended December 31, 2008 and December 31, 2007

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

The Emerging Issues Task Force (“EITF”) has issued EITF Issue No. 07-5, Determining Whether an Instrument for an Embedded Feature Is Indexed to an Entity's Own Stock. This standard is effective for annual and interim periods beginning after December 15, 2008. This EITF addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock. Based on this revised guidance the Company is evaluating the impact that this standard will have on our financial statements. Our current analysis indicates that we will be required to reclassify all of our warrants from equity to liabilities and record subsequent changes in fair value in the statement of operations. The adoption of EITF 07-5 will also require an adjustment to the opening balance of retained earnings for the cumulative effect of the change in accounting principle.

5. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

				USD (held
	USD (held	USD (held	USD (held	in other	USD TOTAL	USD TOTAL
	in USD)	in EUR)	in CHF)	currencies)	Dec 31, 2008	Dec 31,2007
Cash and Cash Equivalents	123,258	520	98,262	3,953	225,993	8,480,771

Cash and cash equivalents are available at the Group’s own disposal, and there is no restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

The Group has a bank guarantee for the Albanian project of $3,951,784 to be used for investments in G&G and seismic work carried out in Albania. The funds in the bank guarantee will be continuously reduced on a monthly basis in accordance with negotiations with the Albanian government and are available at the Group’s own disposal thereafter (there is no restriction or limitation of these funds after their release).

The Group has two escrow accounts for the Mongolian project of $2,000,000 each (total $4,000,000) which cover the G&G and seismic work expected to be carried out in Mongolia for Phase 1. The funds in the escrow accounts will remain until Phase 1 of the work program are completed in accordance with the Mineral Resources and Petroleum Authority of Mongolia and are available at the Group’s own disposal thereafter (there is no restriction or limitation of these funds after their release). If the Group does not complete Phase 1 these funds will be forfeit.

6. TANGIBLE FIXED ASSETS

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

2007	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	5,436	-	-	5,436
Recapitalization transaction (Note 1)	3,407	-	-	3,407
Additions	69,001	53,000	42,424	164,425
Cost at December 31	77,845	53,000	42,424	173,269

Accumulated depreciation at January 1	(1,438)	-	-	(1,438)
Recapitalization transaction (Note 1)	(3,123)	-	-	(3,123)
Depreciation	(5,909)	(9,000)	(724)	(15,633)
Accumulated depreciation at December 31	(10,471)	(9,000)	(724)	(20,195)

Net book value at December 31	67,374	44,000	41,700	153,074

2008	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	77,845	53,000	42,424	173,269
Additions	51,718	74,379	4,952	131,048
Cost at December 31	129,563	127,379	47,375	304,317

Accumulated depreciation at January 1	(10,471)	(9,000)	(724)	(20,195)
Depreciation	(26,083)	(17,400)	(9,394)	(52,877)
Accumulated depreciation at December 31	(36,554)	(26,400)	(10,117)	(73,072)

Net book value at December 31	93,008	100,979	37,258	231,245

Depreciation expense and accumulated depreciation for the year ended December 31, 2008 were $52,877 and $73,072, respectively.

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

This plan constitutes a single “omnibus” plan, the Nonqualified Stock Option Plan (“NQSO Plan”) which provides grants of nonqualified stock options (“NQSOs”). The maximum number of shares of common stock that may be purchased under the plan is 20,000,000.

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
for the year ended December 31, 2008 and December 31, 2007

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

On October 21, 2008, the Company granted 1,160,000 shares to employees as a bonus payment (market price at grant date $0.50 per share). Compensation costs are calculated $580,000, all of which was recorded in personnel costs.

On November 21, 2008, the Company granted two tranches of 500,000 stock options each to a Director at a price of $0.32 per share. The strike price for one tranche was set at a premium of 112.5% to the closing share price on the grant date or $0.68 and the strike price for the second tranche was set at a premium of 146.9% to the closing share price on the grant date or $0.79. These stock options vest over 36 months with 1/12 vested per quarter. Compensation cost, being the fair value of the options at the grant date, is calculated to be $66,475 (strike $0.68) and $60,946 (strike $0.79), respectively, of which $5,540 and $5,079, respectively, will be expensed every quarter as the remainder vest.

The fair value of all of the options was determined using the Black-Scholes option pricing model using a 6-year expected life of the option, a volatility factor of 50% and 60%, a risk-free rate of between 3.2% and 5.0% and no assumed dividend rate.

For the year ending December 31, 2008, Manas recorded a total charge of $10,410,049 in respect of the equity awards granted under the stock compensation (2007 - $4,278,089). Of this total charge, $7,399,063 and $3,010,986 were recorded in personnel costs and consulting fees, respectively (2007 - $3,937,485 and $340,604 respectively for the same period during 2007).

8. DEBENTURE

On April 30, 2008, the Company successfully negotiated a mezzanine tranche of bridge financing and raised $4,000,000 through the issuance of 4,000 debenture notes (Debentures) of $1,000 each and 1,000,000 detachable warrants. The warrants are exercisable to purchase the Company’s unregistered common shares at $2.10 per share and will expire on April 30, 2010. The net proceeds after paying a finders fee were $3,790,000. The Debentures bear an interest of 8% per annum payable twice a year (June and December) and are due and payable in full two years from the date of issuance (April 30, 2010). The Debentures can be prepaid along with any unpaid interest at the Company’s request without prepayment premium or penalty. The Debentures can be converted into unregistered common shares at any time on demand of the holder at a conversion price based upon the average price of the 20 days trading price prior to conversion and subject to a floor of $1.00 per share. Interest can be paid in the equivalent amount of unregistered common shares of the Company. If the Company issues shares for proceeds in excess of $40,000,000, then up to 50% of the proceeds are required to be used to pay down the Debentures.

The aggregate proceeds received have been allocated between the detachable warrants and the Debentures on a relative fair value basis. Accordingly, $240,000 was credited to additional paid in capital with respect to the warrants.

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

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

For the year ended December 31, 2008, we have accreted the Debentures for the discount, including the beneficial conversion feature, that relates to the current period ($246,529).

9. WARRANTS

As of December 31, 2008, the Company had a total of 17,933,989 warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 17,933,989 shares of common stock in the event that these warrants are exercised. The average strike price of the warrants is $2.51.

For the year ended December 31, 2007, the Company had a total of 12,933,989 warrants outstanding to purchase common stock and the average strike price of the warrants was $3.03. These warrants include:

  5,170,430 Series A Warrants exercisable at $2.00 per share and 5,170,430 Series B Warrants exercisable at $4.00 per share; of which all are exercisable at the option of the holder, have no redemption features, and are settled on a physical basis. The Series A Warrants are exercisable at any time following their issuance but will expire on April 10, 2009 to the extent they are not exercised. The Series B Warrants are exercisable at any time following their issuance but will expire on April 10, 2010 to the extent they are not exercised.

  1,734,613 warrants exercisable at $2.00 each pursuant to the issuance of a private placement unit offering. These warrants expire on April 10, 2010.

  825,227 warrants exercisable at $5.50 each pursuant to the issuance of a private placement unit offering. These warrants expire on July 31, 2009.

  33,289 warrants exercisable at $4.50 each pursuant to the issuance of a private placement unit offering. These warrants expire on July 31, 2009.

For the year ended December 31, 2008, the Company issued 5,000,000 warrants to purchase common stock. These warrants include:

  1,000,000 warrants exercisable at $2.10 each pursuant to the issuance of a Debenture unit offering. These warrants expire on April 30, 2010.

  4,000,000 warrants exercisable at $0.95 each pursuant to the issuance of a private placement unit offering. These warrants expire on September 4, 2010.

The fair value of the warrants was determined using the Black-Scholes option pricing model using a 2-year term of the warrants, a volatility of 50%, a risk free rate of 5.0% and no assumed dividend rate.

As a result of the subsequent equity sales adjustment clause included in most of the Company’s warrant agreements, the private placement on September 4, 2008 caused the Company to reprice 13,933,989 warrants to the last equity issuance price ($0.59) and increase the number of common shares to be issued upon exercise of the warrants to 69,966,707. The resulting repricing is considered to be a cancellation of the original warrant agreements and the issuance of new warrants agreements. The accounting impact is to record an expense for the difference in the fair value of the new warrant agreements and the fair value of the original warrant agreements immediately prior to the adjustment. The result was a charge of $9,439,775 recorded in the quarter ended September 30, 2008 and a corresponding increase to additional paid in capital.

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

10. BANK LOAN

On September 21, 2008, the Company entered into a loan agreement (“Debt”) with a group of investors and raised a principal amount equaling $2,440,000. Proceeds of $1,220,000 were received in the year ended December 31, 2008. The Debt carries interest of 12% per annum payable at the date of maturity and is payable in full on September 21, 2009. No issuance costs apply. Due to the global financial crises, the counter party asked the company to forfeit the second tranche of $1,220,000 late in November 2008. Therefore, the total Debt amount raised during the year ended December 31, 2008 was $1,220,000 and no interest has to be paid on the outstanding portion of $1,220,000. The bank loan was repaid subsequent to year end. Refer to Note 22.

11. CONTINGENTLY CONVERTIBLE LOAN

On August 18, 2008, the Company issued contingently convertible loans (the “Loans”) with a principal amount of $2,000,000 and disposed of 8% of its interest in its operations in Mongolia related to Blocks XIII and XIV for aggregate proceeds of $2,000,000. The net proceeds after paying finders fees were $1,860,000. The Company is responsible for the Loan holder’s share of the exploration costs attributable to Blocks XIII and XIV through phases 1, 2 and 3, hereinafter referred to as the Participation Liability.

The Company has allocated part of the gross proceeds to a Participation Liability for the exploration costs related to the 8% interest in Blocks XIII and XIV in Mongolia provided to the unit holder. The Company has estimated that there is a range of costs that could be incurred through exploration phases 1, 2 and 3. The total minimum estimated expenditures for phase 1, the only phase that is currently probable, is $4,000,000 and therefore, a Participation Liability of $320,000 has been recorded. This liability will be reduced as expenses are incurred. The liability will be re-evaluated in future periods and any change will be recorded immediately in the statement of operations.

The Loans carry an interest rate of 8% per annum and all principal and accrued interest is payable in full two years from the date of issuance (August 18, 2010). The Loans are secured by the Group’s assets in the Kyrgyz Republic.

The principal and any accrued but unpaid interest on the Loans is convertible, in whole or in part, at the option of the holders if the Group conducts a public offering at the prevailing market price. The conversion feature represents an embedded derivative that is not indexed to the Company’s own shares because it is convertible at a variable price. Accordingly, it must be recorded as a liability at fair value with changes in fair value recorded in the statement of operations. At inception and December 31, 2008, the Company has estimated the fair value of the conversion option at zero.

The initial carrying amount of the Loans of $1,680,000 will be accreted to the redemption amount of $2,000,000 over the term of the loans using the effective interest method.

For the period ending December 31, 2008, we have accreted the Loans for the discount that relates to the current period ($59,178).

12. PROMISSORY NOTES TO SHAREHOLDERS

On December 5, 2008, the Company borrowed $540,646 from four Directors at no discount to the principal amount by selling promissory notes to shareholders (“Shareholder Notes”). The parties agreed that no interest shall accrue on the Shareholder Notes unless the Company breaches the repayment schedule. The repayment of the principal amount of the Shareholder Notes has to occur if the Company raises greater than $1,000,000 in financing or 90 days after written demand for repayment by the Shareholder Notes holder, which ever is first. The Company may also repay any or all of the principal amount of the Shareholder Notes at any time without notice, bonus or penalty. In the event that the Company fails to make a payment when it is due, the Company will pay interest on the outstanding principal amount of the Shareholder Notes at the rate of 12% per annum until the Shareholder Notes are paid in full.

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

For the year ended December 31, 2008, the Company has not received any written demand for repayment and did not raise $1,000,000 in financing. Therefore, it is not obliged to repay the debt within the next 90 days.

13. PRIVATE PLACEMENT

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

Each of the 4,000,000 warrants granted under the Securities Purchase Agreement is exercisable for two years at $0.95 per warrant. The warrants carry “tag-along” registration rights such that if a registration statement (other than on Form S-4 or S-8) is filed, the holders may demand that the shares underlying their warrants be included in such registration statement. If no such registration statement is filed by January 4, 2009, the Company has to undertake its best efforts to file a registration statement for the shares underlying the warrants by May 4, 2009. The Company did not file such registration statement by January 4, 2009. There is no financial penalty in the agreement should the Company fail to file a registration statement.

Of the aggregate proceeds received of $2,600,000, $430,571 has been allocated to the common stock and warrants based on their estimated fair value, $320,000 has been allocated to the Participation Liability and the balance has been allocated to the Shareholders’ Equity.

The amount allocated to the Participation Liability was determined in the same manner as the Participation Liability arising in connection with the Loans described in Note 11.

14. PARTICIPATION LIABILITY

In connection with the contingently convertible loan described in Note 11 and the private placement described in Note 13 a participation liability of $640,000 has been recorded.

For the year ended December 31, 2008, the Company has not begun reducing the Participation Liability as it has not incurred expenses on these work programs.

15. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
	Country	Dec 31, 2008	Dec 31, 2007
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
Manas Petroleum AG, Baar (2)	Switzerland	100%	100%
CJSC South Petroleum Company, Jalalabat (3)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (4)	Rep of Tajikistan	90%	90%
Manas Petroleum of Chile Corporation, Victoria (5)	Canada	100%	n/a
Manas Management Services Ltd., Nassau (5)	Bahamas	100%	n/a
Manas Chile Energia Limitada, Santiago (6)	Chile	100%	n/a

(1)	Including Branch in Albania
(2)	Founded in 2007
(3)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(4)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(5)	Founded in 2008
(6)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

The Directors, management and employees of the Group own 60% of the outstanding shares. Ownership and voting right percentages in the subsidiaries stated above are identical to the equity shares.

On October 4, 2006 a contract was signed with Santos International Holdings PTY Ltd. (“Santos”) to sell a 70% interest in CJSC South Petroleum Company, Jalalabat for a payment of $4,000,000, a two phase work program totalling $53,500,000 (Phase 1: $11,500,000, Phase 2: $42,000,000), additional working capital outlays of $1,000,000 per annum and an earn-out of $1,000,000 to former DWM shareholders to be settled in shares of Santos if they elect to enter into Phase 2 of the work program. If Santos does not exercise the option to enter into Phase 2, the 70% interest is returned to DWM Petroleum at no cost. On December 2, 2008, Santos announced to enter into Phase 2 and the earn-out was paid to former DWM shareholders.

In the event Santos spends in excess of $42,000,000 on the appraisal wells, the Company would be obligated to pay 30% of the excess expenditure.

CJSC South Petroleum Company summarized financial information:

The following summarized financial information as of December 31, 2008 and for the period from January 1, 2008 to December 31, 2008 as well as of December 31, 2007 and for the period from January 1, 2007 to December 31, 2007, is presented for CJSC South Petroleum Company which is a material equity method investee that is not consolidated:

Condensed Balance Sheet	2008	2007
	31/12/2008	31/12/2007
	in $ thousand	in $ thousand
Current assets	4,327	498
Non-current assets	5,044	135
Current liabilities	161	38
Non-current liabilities	11,207	1,500

Condensed Income Statement	2008	2007
	in $ thousand	in $ thousand
Gross revenues	0	0
Gross profit	0	0
Loss from continuing operations	5,509	989
Net loss	5,509	989

The Group is not recording its share of the losses. The contractual agreement requires Santos to pay all of the costs currently.

CJSC Somon Oil (Tajikistan)

On December 10, 2007 DWM Petroleum (100% subsidiary of Manas) & Santos entered into an Option Agreement under which Santos has a unilateral option to elect for those parties to execute at a later stage, a Farm In Agreement for a 70% interest in DWM Petroleum’s “West” (area Navobod-Obchai Kalacha) Tajikistan License and a proposed North Tajik licence. Manas Petroleum expects the North Tajik Licence to be granted to Somon Oil in the near future.

Under the Option Agreement, Santos will pay an amount equivalent to the seismic acquisition costs in the Tajik area (approximately $1.3 million) in consideration for a call option to farm in to Somon Oil's prospecting licences. The Option may be exercised by Santos any time during the option period. The option period commences on the date of the option agreement and expires after 6 months unless extended due to certain conditions not being met.

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

1.	Somon Oil must have been granted exclusive rights to develop any field development covered by the Petroleum Licenses;
2.	A royalty or profit sharing agreement is entered into between Somon Oil and the Tajik Authorities; and
3.	Santos must have Board approval.

Santos has only a period of 3 months after (1) and (2) are satisfied, to satisfy (3). As condition (2) was not fully satisfied yet, the option period is being further extended.

In connection with the option agreement, DWM Petroleum’s subsidiary Somon Oil has entered into a seismic agreement with Saratovneftegeofizika (SNG) under which SNG is to carry out approximately 110 km of 2D seismic acquisition in Tajikistan (Seismic Agreement). The Seismic Agreement underlies the option agreement and is designed to meet a condition set by the Tajik authorities, whereby once work has commenced in the West licence, an additional licence area, the North Tajik license, may be granted to Somon Oil.

In the event that Santos elects to exercise its option, Somon Oil, DWM Petroleum and Santos will execute the Farm-in Agreement under which future funding obligations are set out over three phases. Santos’ obligations will include costs associated with the acquisition of additional 2D seismic (Phase 1), the drilling of a number of exploration wells (Phase 2) and further appraisal drilling (Phase 3). Santos may elect to withdraw at the completion of Phase 2.

Related Parties

The following table provides the total amount of transactions that have been entered into with related parties for the relevant financial period:

Board of directors	01.01.-12.31.08	01.01.-12.31.07
	USD	USD
Payments to directors for office rent	187,867	115,210
Payments to related companies controlled	by
directors for rendered consulting services	11,391	187,769

	12.31.08	12.31.07
	USD	USD
Loan from a director	-	39,329
Promissory notes from directors	540,646	-

The loans granted from directors are perpetual loans with indefinite maturities and bear interest based on market conditions. Consulting services by related parties are performed for a fee. This consulting agreement with the Company controlled by the Director was cancelled on August 31, 2007.

For the year ended December 31, 2008, the Group paid $11,391 to a firm which is controlled by one of the Company’s Director for legal consulting services (2007 – nil).

16. TAXES

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

	Year ended	Year ended
	12.31.2008	12.31.2007
	USD	USD
Current tax	1,867	826

Tax expense for the year	1,867	826

Domestic income tax is calculated at 35 per cent of the estimated assessable profit for the year. Taxation for other jurisdictions is calculated at the rates prevailing in the relevant jurisdictions.

The total change for the year can be reconciled to the accounting profit as follows:

	Year ended	Year ended
	12.31.2008	12.31.2007
	USD	USD

Income / (loss) before tax	(31,126,895)	(12,886,949)

Tax at the domestic income tax rate (35%)	10,894,413	1,253,000
Valuation allowance domestc	(10,894,413)	(1,253,000)
Tax at foreign income tax rate (16.2%)	5,042,557	485,756
Valuation allowance foreign	(5,042,557)	(485,756)
Other tax effects	1,867	826

Effective tax expenses for the year	1,867	826

MATURITY OF TAX-DEDUCTIBLE LOSS CARRY FORWARD

	2008	2007
	USD	USD
2014	2,998,493	2,998,493
2015	-	-
2026	869,600	869,600
2027	2,709,979	2,709,979
2028	14,440,343	-
Total tax-deductible loss carry forward	21,018,415	6,578,072

The Group changed its domestic tax domicile from Switzerland to the United States in April 2007 (change of tax domicile of the ultimate Parent of the Group).

DEFERRED TAX ASSETS

	2008	2007
	USD	USD
Deferred tax assets from operating loss carry forwards	5'921'883	1'738'609
Valuation allowance for deferred tax assets	(5'921'883)	(1'738'609)
Total deferred tax assets	-	-

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criterion under SFAS 109, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance.

As of December 31, 2008, the total uncertain tax positions were zero. We have not identified any tax positions for which it is reasonably possible that a significant change will occur during the next 12 months.

The Group files taxes in Switzerland and the United States of America. The years open to examination are 2006, 2007 and 2008.

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

17. ISSUED CAPITAL AND RESERVES

Shares Manas Petroleum Corporation	31 Dec 2008	31 Dec 2007

Total number of authorised shares	300,000,000	300,000,000

Total number of fully paid-in shares	119,051,733	112,156,488

Par value per share (in USD)	0.001	0.001

Total share capital (in USD)	$119,052	$112,156

All shares are common shares. There are no different share categories, and all shares are quoted on a stock exchange.

18. COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Kyrgyz Republic, Republic of Tajikistan, Mongolia, Chile and Albania)
In the ordinary course of business, the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Mongolia, Chile and Albania may be subject to legal actions and complaints. Management believes that the ultimate liability, if any, arising from such actions or complaints will not have a material adverse effect on the financial condition or the results of future operations of the associate/subsidiaries in the Kyrgyz Republic, Republic of Tajikistan, Mongolia, Chile and Albania.

During the initial phase of applying for our Chilean Exploration license, a joint bidding group was formed with Manas, IPR and Energy Focus. Each had a one-third interest. Of its own accord, Energy Focus left the bidding group. Energy Focus prepared a side letter, which was signed by Manas and IPR. By the terms of this side letter, Energy Focus was granted the option to rejoin the consortium under certain conditions.

Even though Energy Focus has been asked many times to join the group by contributing its prorated share of capital, they have failed to do so. Despite this, Energy Focus claims that they are entitled to participate in the consortium at any future time, not just under certain conditions. IPR and Manas disagree with this interpretation.

No litigation has been commenced as of December 31, 2008. Manas and IPR are firmly of the view that Energy Focus no longer has any right to join the consortium, as the previously agreed-upon conditions are no longer valid. While Energy Focus has not accepted this position, they have not commenced litigation.

At December 31, 2008, there had been no legal actions against the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Mongolia, Chile and Albania.

Management believes that the Group, including associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Mongolia, Chile and Albania are in substantial compliance with the tax laws affecting its operations. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

In 2007, the Group entered into a share exchange agreement with DWM Petroleum and the shareholders of DWM Petroleum. Under the share exchange agreement, the shareholders of DWM Petroleum received 80,000,000 shares of the Group’s common stock, equal to 79.9% of the Group’s outstanding common stock at the time, in exchange for 100% of the shares of DWM Petroleum. In addition, the share exchange agreement requires that the Group issue an aggregate of up to an additional 500,000 shares of the Group’s common stock over time to the former shareholders of DWM Petroleum for every 50 million barrels of P50 oil reserves net to the Group from exploration in the Kyrgyz Republic, Albania, and Tajikistan up to a maximum of 2.5 billion barrels of P50 oil reserves. At the Group’s option, this obligation can be extended to additional properties that are acquired through the actions of the former shareholders of DWM Petroleum.

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

License agreements held by CJSC South Petroleum Company (Kyrgyz Republic)

According to the new updated Licenses the minimum investments are as follows (met in full by Santos):

License Name	Years 2009 - 2010
	KGS	USD
Tuzluk	14,400,000	400,000
West Soh	7,400,000	205,556
Nanay	-	-
Naushkent	-	-
Soh	14,400,000	400,000

License agreement held by CJSC Somon Oil (Republic of Tajikistan)

According to the License Agreement the minimum investment is as follows:

License Name	2009	2010	2011	2012	2013
	USD	USD	USD	USD	USD
West License	1,500,000	1,780,000	3,550,000	4,510,000	2,530,000

License agreements held by DWM Petroleum Albania Branch

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

Chile Project (Joint Consortium IPR –Mans Petroleum Corp.)

On November 21, 2007, our consortium was awarded the onshore Tranquilo Block by ENAP (Empresa Nacional del Petróleo-Chile) in the first exploration round in Chile, although this award has yet to be memorialized in a final document with the Chilean Ministry. The block, the largest among the 10 exploration blocks offered (6,760 km2) is situated in the Magallanes Basin in the southern part of Chile, with high exploration potential acreage with fields and infrastructure nearby. The contract with the government of Chile (“CEOP”) is expected to be finalized in the coming months. It should set out three exploration periods of three, two and two years, respectively, and a production period of 25 years. The minimum exploration commitment by the Manas-IPR Consortium in Phase I will be $14,360,000, of which the Group will be responsible for half of this commitment and IPR will be responsible for the other half. IPR is the designated operator of the block. The total minimum outlay for the exploration project in Chile will be $33,200,000, of which the Group will be responsible for half of this commitment and IPR will be responsible for the other half.

Operating leases

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

The Group has entered into operating leases as lessee for three cars for related parties, of which one expired on June 30, 2008. Expenses for these items totalled $40,341 for the period from January 1, 2008 to December 31, 2008 ($25,972 for the period between January 1, 2007 to December 31, 2007). Future net lease payments for two cars are:

	2008	2007
	$	$
Within 1 year	38,043	41,530
Between 2 and 5 years	53,750	86,299
After 5 years	-	-
Total future commitments	91,793	127,829

19. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

	For the year ended	For the year ended
	December 31, 2008	December 31, 2007
	USD	USD
Wages and salaries	10,127,282	5,626,449
Social security contributions	156,511	55,387
Pension fund contribution	86,245	35,478
Pension (surplus)/underfunding	106,146	(62,279)
Other personnel expenses	479	1,691
Total Personnel Costs	10,476,663	5,656,726

Defined Benefit Plan

The Company maintains a Swiss defined benefit plans for 4 of its employees. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The fund’s benefit obligations are fully reinsured by AXA Winterthur Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

The actuarial valuation was carried out as of December 31, 2008. The amounts recognized in the Consolidated Balance Sheets, shown in other non-current assets, as at December 31, 2008 and as at December 31, 2007 respectively, were determined as follows:

	31.12.2008	31.12.2007
	USD	USD
Fair value of plan assets	546,826	76,009
Projected benefit obligation	-590,693	-13,730

Net assets/(liabilities) in balance sheet	-43,867	62,279

The following table provides the weighted average assumptions used to calculate net periodic benefit cost and the actuarial present value of projected benefit obligations:

Assumptions at Year-End	31.12.2008	31.12.2007

Discount rate	3.50%	3.50%
Expected rate of return on plan assets	2.75%	2.75%
Salary increases	1.00%	1.00%

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

Future benefits, to the extent that they are based on compensation, include assumed salary increases, as presented above, consistent with past experience and estimates of future increases in the Swiss industrial labor market.

Net periodic pension cost has been included in the Company’s results as follows:

Pension Expenses	31.12.2008	31.12.2007
	USD	USD

Net service cost	10,329	6,175
Interest cost	9,159	132
Expected return on assets	-9,031	-1,016
Amortization of net (gain)/loss	0	0

Net periodic pension cost	10,458	5,290

All of the assets are held under the collective contract by the plan’s re-insurer AXA Winterthur Insurance Company and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Group in respect of the pension plan as of December 31, 2008 were as follows:

USD

Employer contributions

2009	37,580

Expected future benefit payments

2009	-147,503
2010	-
2011	-
2012	-
2013	-

For its employees in subsidiaries outside of Switzerland, the social security policy does not require a pension funding from the employer.

20. EARNINGS PER SHARE

Loss per share is calculated as Net Loss for the years ended December 31, 2008 and December 31, 2007 divided by 114,856,922 and 108,614,213 outstanding shares, respectively.

For the years ended December 31, 2008 and December 31, 2007 all share options (12,650,000) and warrants (17,933,989) were excluded from the calculation of the diluted weighted average number of shares, because the Group made a net loss during the calculation period and the effect of their inclusion would be anti-dilutive.

21. SEGMENT INFORMATION

The chief operating decision maker (“CODM”) is the Group CEO. Neither the CODM, Executive Officers, or the Directors receive disaggregated financial information about the locations in which exploration is occurring.

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSESD CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

Therefore, the Group considers that it has only one reporting segment. The majority of our long lived assets are located in Switzerland.

22. SUBSEQUENT EVENTS

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. The Group immediately paid its bank loan of $1,220,000 and accumulated interest of $34,248. As a result, the Group was able to free up cash in the amount of $746,752 net of all costs and charges at the Group’s own disposal (no restriction or limitation of these funds after release).

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A, B and D, E in Albania with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800 at our own disposal without any restrictions or limitations to these funds after the release, which is expected to take place by April 30, 2009 following completion of the procedural formalities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal Executive Officer and our principal accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective. As a result, we failed to timely file certain disclosure that we were required to timely file on Form 8-K and we made errors in our accounting for certain transactions as described below and an error in our disclosure concerning entitlement to the $1,000,000 earn-out to be made by Santos International Holdings PTY Ltd. pursuant to the October 4, 2006 agreement between our subsidiary, DWM Petroleum, and Santos International Holdings PTY Ltd. All of our previous disclosure with respect to this earn-out reflected that our company was entitled to receive this payment but, in our agreement with DWM Petroleum and its former shareholders dated November 23, 2006, DWM assigned the right to receive that payment to the former shareholders of DWM.

Management’s Report on Internal Control over Financial Reporting.

Our management, including our principal executive officer, principal financial officer and our Board of Directors, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008 and that there was a material weakness in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended December 31, 2008, we included a number of material inaccuracies in forms filed with the Securities and Exchange Commission. The identification of these material inaccuracies arose as a part of our annual financial statement audit. We believe that these material inaccuracies, which are summarized below, resulted from our personnel not having sufficient knowledge of generally accepted accounting principles as would enable them to properly analyze accounting issues presented by instruments issued by our company and referred to below. We are currently considering how best to correct this material weakness.

The material weakness in our internal control over financial reporting resulted in the following failures:

On March 31, 2009, we determined that our previously issued consolidated statement of operations for the quarters ended June 30, 2008 and September 30, 2008 and consolidated balance sheet as of June 30, 2008 and September 30, 2008 presented in our Forms 10-Q filed on August 14, 2008 and November 14, 2008, respectively, should be restated with respect to the accounting for a beneficial conversion feature related to the issuance of debentures. On April 30, 2008, we issued convertible debentures with a mandatory redemption date of April 30, 2010. We appropriately concluded that the convertible debentures contained a beneficial conversion feature at issuance but erroneously recorded the full expense related to the beneficial conversion feature at inception of the debentures in the quarter ended June 30, 2008. The cost associated with the beneficial conversion feature should have been amortized over the two year term of the debentures. The correction of this error resulted in $517,498 less expense during the second fiscal quarter of 2008 and $62,657 of additional expense for our third fiscal quarter of 2008.

On April 7, 2009, we determined that the terms of the Warrants issued by our Company between April 10, 2007 and September 3, 2008, required that we adjust the exercise price of those warrants on September 5, 2008, as a result of our having issued 4,000,000 units (each consisting of one share of our common stock, one share purchase warrant and an interest in certain rights granted to us by the Mineral Resources and Petroleum Authority of Mongolia) on September 4, 2008. The adjustment to the exercise price of the warrants resulted in an accounting charge of $9,439,775 in the quarter ended September 30, 2008. We did not record this accounting charge. As a result we have restated our Form 10-Q for the quarter ended September 30, 2008.

Limitations on Effectiveness of Controls

Our principal Executive Officer and principal financial Officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B OTHER INFORMATION

1.

On January 28, 2009, Thomas Flottmann agreed to the terms of his resignation from his office as our Chief Executive Officer effective February 1, 2009. From and after February 1, 2009, Mr. Flottmann will act as a technical consultant to our Board of Directors pursuant to a consulting agreement. The terms of the consulting agreement with Mr. Flottmann contemplate that Mr. Flottmann will provide services on an ‘on call’ basis at a daily consulting rate.

Effective February 1, 2009, Erik Herlyn, has been appointed our Chief Executive Officer. Also effective February 1, 2009, Mr. Herlyn has resigned as our Chief Operating Officer. Mr. Herlyn has agreed to reduce his compensation from $20,000 per month to $18,000 per month, effective February 1, 2009.

Also effective February 1, 2009, Peter-Mark Vogel has resigned from his position of Executive Director, Finance. We are currently discussing the terms of a consulting agreement with Mr. Vogel pursuant to which he might provide services to our company from and after February 1, 2009, but we have not yet reached any such agreement.

The resignations were not as a result of any disagreements between our company and either of Mr. Flottmann or Mr. Vogel.

There are no family relationships between any of our Directors or Executive Officers.

Mr. Erik Herlyn is a mechanical and production engineer (Trinity University Dublin – BSc, Manufacturing Engineering 1993, University of Bremen – Masters Diploma Production Engineering 1996). Mr. Herlyn was our Chief Operating Officer from June of 2007 until January 31, 2009 and has experience in the finance and hydrocarbon industries. From 1996 until 2000, Mr. Herlyn provided services to the resource oil and gas industries. From 2000 until 2006, Mr. Herlyn ran major projects in the finance and hydrocarbon industries as a consultant with KPMG Consulting (a large management and technical consulting firm which later changed its name to BearingPoint) and later as a consultant with Capgemini (2006 – 2007).

2.	Effective February 1, 2009, as part of an overall effort to reduce operating costs:

The registrant and the Chairman of the registrant’s Board of Directors, Mr. Heinz Jürgen Scholz, have agreed to terminate the employment agreement between them and to enter into a new consulting agreement. The new arrangement will result in the reduction of Mr. Scholz’ monthly compensation, from a salary of US $31,000 per month to a consulting fee of US $15,000 per month, effective February 1, 2009. Mr. Scholz continues to serve in his capacities of Executive Director and Chairman of the Board.

The registrant and the Vice Chairman of the registrant’s Board of Directors, Dr. Alexander Becker, have agreed to terminate the employment agreement between them and to enter into a new consulting agreement. The new arrangement will result in the reduction of Dr. Becker’s monthly compensation, from a salary of US $29,666 per month to a consulting fee of US $12,000 per month, effective February 1, 2009. Dr. Becker continues to serve in his capacities of Executive Director and Vice Chairman of the Board.

The registrant and Mr. Neil Maedel, an Executive Director of the registrant, have agreed to terminate the employment agreement between them and to enter into a new consulting agreement. The new arrangement will result in the reduction of Mr. Maedel’s monthly compensation, from a salary of US $16,000 per month to Nil, effective February 1, 2009. Mr. Maedel continues to serve as an Executive Director of the registrant.

The registrant and Mr. Michael Velletta, Legal Counsel to the registrant and an Executive Director of the registrant, have agreed to terminate the employment agreement between them and to enter into a new consulting agreement. The new arrangement will result in the reduction of Mr. Velletta’s monthly compensation, from a salary of US $12,000 per month to a consulting fee of US $5,000 per month, effective February 1, 2009. Mr. Velletta continues to provide legal services to the registrant and he continues to serve as an Executive Director of the registrant.

The registrant and Mr. Erik Herlyn, the registrant’s Chief Executive Officer, have agreed to amend Mr. Herlyn’s employment agreement to reduce Mr. Herlyn’s salary from US $20,000 per month to US $18,000 per month, effective February 1, 2009. As previously announced on Form 8-K filed January 29, 2009, Mr. Thomas Flottmann has resigned from his position as the registrant’s Chief Executive Officer and has entered into a new consulting agreement with the registrant, both effective February 1, 2009.

The registrant and Mr. Rahul Sen Gupta, the registrant’s Chief Financial Officer, have agreed to amend Mr. Sen Gupta’s employment agreement to reduce Mr. Sen Gupta’s salary from US $20,000 per month to US $18,000 per month, effective February 1, 2009.

The registrant and Mr. Yaruslav Bandurak, the registrant’s Chief Technical Officer, have agreed to amend Mr. Bandurak’s employment agreement to reduce Mr. Bandurak’s salary from US $10,000 per month to US $8,000 per month, effective February 1, 2009.

Effective February 1, 2009, the registrant and Mr. Heinz-Jürgen Scholz agreed to terminate the Sub- Tenancy Agreement between them dated October 26, 2006, pursuant to which the registrant has been renting office space in the City of Horgen, Switzerland for a monthly rental of 15,000 Swiss Francs (CHF) (approximately US $13,115). In the near term the registrant has located its Swiss operations in its smaller office located in Baar, though it intends to locate larger, more suitable replacement office space in the near future. As a result of the termination of the Sub-Tenancy Agreement, office space costs in Switzerland have been reduced from CHF 16,000 (approximately US $14,000) to CHF 3,000 (approximately US $2,622) with immediate effect as of February 1, 2009. The registrant is confident that these measures will not affect its operations in Albania, Chile, Mongolia, Kyrgyz Republic and Tajikistan.

3.

On February 28, 2009, Rahul Sen Gupta resigned from his office as our Chief Financial Officer. Mr. Sen Gupta agreed to stay for another 30 days notice period to support the company in finishing the Annual Report.

4.

On March 31, 2009, we determined that our previously issued consolidated statement of operations for the quarters ended June 30, 2008 and September 30, 2008 and consolidated balance sheet as of June 30, 2008 and September 30, 2008 presented in our Forms 10-Q filed on August 14, 2008 and November 14, 2008, respectively, should be restated with respect to the accounting for a beneficial conversion feature related to the issuance of debentures.

On April 30, 2008, we issued convertible debentures with a mandatory redemption date of April 30, 2010. We concluded that the convertible debentures contained a beneficial conversion feature at issuance. We erroneously recorded the full expense related to the beneficial conversion feature at inception of the debentures in the quarter ended June 30, 2008. The cost associated with the beneficial conversion feature should have been amortized over the two year term of the debentures. The correction of this error would have resulted in $517,498 less expense during the second fiscal quarter of 2008 and $62,657 of additional expense for our third fiscal quarter of 2008.

We do not currently have an audit committee, and the functions of any such committee are performed by our Board of Directors. Although our Board of Directors did not discuss the matters disclosed in this Form 8-K with Deloitte AG, our interim Chief Financial Officer has discussed these matters with our auditors, Deloitte AG.

5.

On December 5, 2008, we entered into arrangements with certain of our directors and executive officers pursuant to which they lent us a total of $540,646 in exchange for promissory notes. The promissory notes are for an indefinite period of time. We can prepay the promissory notes at anytime without notice, bonus or penalty and must repay the promissory notes upon the earlier of the date that we raise $1,000,000 or more in debt or equity financings or the ninetieth day after we receive written notice from the noteholder of a demand for repayment.

No interest is due under the notes as long as we do not default on our obligations thereunder. However, if we default on the repayment of the promissory note, we shall be liable for interest accruing at a rate of 12% per annum on the principal outstanding until we repay the promissory note in full.

On November 21, 2008, we appointed Dr. Richard Schenz to our Board of Directors. Dr. Schenz studied technical physics in Vienna and finished with a PhD. In 1969 he started his career with the Austrian oil & gas company OMV, and was its CEO from 1992 to 2001. In 2001, Dr. Schenz was appointed representative for the Austrian Capital Market by the Austrian government. Additionally, Dr. Schenz holds the positioins of vice President of the Austrian Federal Economic Chamber and President of the International Chamber of Commerce in Austria (ICC-Austria). In 2002, he was appointed Chairman of the Austrian commission for Corporate Governance.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at December 31, 2008, our Directors and Executive Officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Heinz J. Scholz	Executive Director, Chairman of the Board	66	April 10, 2007
Alexander Becker	Executive Director, Vice Chairman	49	April 10, 2007
Neil Maedel	Executive Director	50	June 1, 2007
Michael Velletta	Executive Director	51	April 10, 2007
Dr. Richard Schenz	Director	69	November 21, 2008
Erik Herlyn	Chief Executive Officer[1], Chief Operating Officer and Interim Chief Financial Officer	40	June 25, 2007
Rahul Sen Gupta	Former Chief Financial Officer[2]	38	February 8, 2008
Thomas Flottmann	Former Chief Executive Officer[3]	50	February 8, 2008
Peter-Mark Vogel	Former Executive Director[4], Financial Advisor to the Board	44	April 10, 2007

Certain Significant Employees

Where the registrant employs persons such as production managers, sales managers, or research scientists who are not Executive Officers but who make or are expected to make significant contributions to the business of the registrant, such persons shall be identified and their background disclosed to the same extent as in the case of Executive Officers. Such disclosure need not be made if the registrant was subject to section 13(a) or 15(d) of the Exchange Act or was exempt from section 13(a) by section 12(g)(2)(G) of such Act immediately prior to the filing of the registration statement, report, or statement to which this Item is applicable.

_______________________________________
1 Mr. Herlyn was appointed CEO on February 1, 2009
2 Mr. Sen Gupta resigned on February 28, 2009
3 Mr. Flottmann resigned on January 28, 2009
4 Mr. Vogel resigned on February 1, 2009

As at December 31, 2008, our significant employees, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Appointed
Yaroslav Bandurak	Chief Technology Officer	37	April 10, 2007
Boris Goldinshtein	Director, Central Asia	60	April 10, 2007
Thomas Flottmann	Technical Consultant	50	February 1, 2009
Peter-Mark Vogel	Financial Advisor to the Board	44	April 10, 2007
Malfor Nuri	Manager Albania	44	June 1, 2008
Vilson Bare	Senior Geophysicist	62	January 1, 2008
Arben Arapi	Senior Geologist	51	January 1, 2008
Agim Mesonjesi	Senior Geologist	52	January 1, 2008
Silvana Hyseni	Chief Accountant	29	January 1, 2008

Business Experience

The following is a brief account of the education and business experience of Directors and Executive Officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed

Heinz Juergen Klaus Scholz, Chairman

Mr. Heinz Juergen Klaus Scholz is a Physicist and Engineer. In the 1980s Mr. Scholz built factories and telecommunication networks in the Former Soviet Union. After the German Reunification he also advised Soviet Ministries regarding the negotiations on the sale of Russia's East German telecommunication network to Deutsche Telecom. He has worked in collaboration with scientific institutes in the Russian Federation. Mr. Scholz plays a critical role in targeting, appraising and subsequently acquiring the rights to major oil and gas assets in the Former Soviet Union and its satellite countries.

Alexander Becker, Director (New Ventures)

Mr. Alexander Becker is a PhD Geologist specializing in structural geology and tectonophysics in Central Asia. Mr. Becker was an Exploration Geologist in Central Asia during the 1980s when the Soviets named him the best mapping geologist in the Kyrgyz Republic. As a researcher in the 1990s at Ben Gurion University in Israel, he received the coveted Peres Greder award. Mr. Becker has been instrumental in two oil field discoveries (Charvak and Ashvaz fields) and one gold discovery. Mr. Becker plays a critical role in the targeting, assessment, and later the exploration and development of oil concessions.

Neil Herman Maedel, Director (Business Development)

Neil Herman Maedel is a Nassau, Bahamas based international financier. During the 1990s he was the editor of a Switzerland based financial publication which was better known for its analysis of resource projects in Russia, South America, Africa and the US. Mr. Maedel worked as a professional stock trader and researcher in Canada during the 1980s and has assisted in financing of oil and gas companies for the past two decades.

Michael J. Velletta, Director (Legal Counsel)

Mr. Velletta was called to the Bar of British Columbia,Canada in 1990 and presented to the Supreme Court as a Barrister and Solicitor that same year. Mr. Velletta's private practice with the law firm of Velletta & Company, focuses on corporate and commercial law, and commercial litigation. He is a Governor of the Trial Lawyers Association of British Columbia, and is a member of the Canadian Bar Association, Association of international Petroleum Negotiators and the International Institute of Business Advisors. Mr. Velletta serves on the Board of Directors of several corporations and is a Governor of the University Canada West Foundation

Dr. Richard Schenz, Independent Director

Dr. Schenz studied technical physics in Vienna and finished with a PhD. In 1969 he started his career with the Austrian oil & gas company OMV, and was its CEO from 1992 to 2001. In 2001, Dr. Schenz was appointed representative for the Austrian Capital Market by the Austrian government. Additionally, Dr. Schenz holds the positioins of vice President of the Austrian Federal Economic Chamber and President of the International Chamber of Commerce in Austria (ICC-Austria). In 2002, he was appointed Chairman of the Austrian commission for Corporate Governance.

Erik Herlyn, Chief Executive Officer

Mr. Erik Herlyn is mechanical and production engineer (Trinity University Dublin, University of Bremen). Erik Herlyn has extensive experience in the finance and hydrocarbon industries. He was in several managerial positions in large International Business Consulting firms such as KPMG, BearingPoint and Capgemini. His specialization lies in a process optimization method which he developed over many years using synergies from different industries. Mr. Herlyn was supporting major oil companies in the Americas and Arabic countries in strategic, technical and financial projects. Switzerland based Erik Herlyn plays a key role in managing the global office operations of Manas as well as acquisition of licenses.

Rahul Sen Gupta, CFA, Former Chief Financial Officer

Mr. Rahul Sen Gupta, CFA, Masters of Economics, University of Zurich, Switzerland was most recently the Managing Director of the Swiss Equity Research Team and Deputy Head of the Global Equity Research Team at Bank Sal Oppenheim. He was also a member of the Global Equity Management Committee of the Sal. Oppenheim Group. Mr. Sen Gupta has a strong background in finance and investment banking which he gained through working at various well-known investment houses such as Credit Agricole Indosuez Cheuvreux and Bank Julius Bär & Co.

Yaruslav Bandurak, Chief Technical Officer

Yaruslav Bandurak received his Geological degree from Ukraine's Lvov State University in 1995 where he subsequently served as a member of the Geology Faculty from 1989 to 1995. Mr. Bandurak was later leading the geological activities for several Central Asian oil and gas companies from 2000 to 2005 and was a senior geologist of South Kyrgyz Geological Expedition from1995 to 2000. Mr. Bandurak is responsible for Manas prospect developments, Exploration activities and acquisition of new projects

Boris Goldinstein, Director, Central Asia

Mr. Boris Goldinstein is a civil engineer with extensive Central Asian expertise as a consequence of his work as the Deputy Director of the consortium "Kazgeophizika and in the USR Ministry of Geology as the former deputy Chief of "Glayprikaspiygeologiya, a 40.000 employee organization for oil and gas exploration in in the Precaspian depression of Russia and Kazakhstan. The central directorate included five geological associations, two research institutions and two geo exploration technical schools.

Thomas Flottmann, PHD, Technical Advisor to the Board

Mr. Thomas Flottmann is a PhD structural geologist. He was principal structural advisor to CRA (now RioTinto) from 1994-1997 working on oil and gas as well as mineral exploration. Most recently, Mr. Flottmann was the senior staff geoscientist and specialist advisor across all business units for Santos. Mr. Flottmann has worked in oil and gas exploration and development in Australia, Egypt, Central Asia, Indonesia, East Timor, Papua New Guinea, Gulf of Mexico and in Iran. A significant part of his work has focussed on the characterisation of fractured and fracture-enhanced gas and oil reservoirs.

Peter-Mark Vogel, Financial Advisor to the Board

Mr. Peter-Mark Vogel is an MBA (University of Chicago, Graduate School of Business). He began as a Regulatory Analyst for Merrill Lynch Capital Markets and was later a Senior Research Analyst for a number of Zurich based private banks. Mr Vogel's last position was at Bank Sal. Oppenheim Zurich as Senior Financial Analyst. He is a member of the Swiss CFA institute.

Malfor Nuri, Manager Albania

Mr. Malfor Nuri has an MSc in mechanical engineering and spent 13 years in various positions including General Manager Albania working for the Austrian company OMV, Central Europe’s leading oil & gas group. During his tenure with OMV, Mr. Nuri managed several large onshore and offshore 2-D and 3-D seismic acquisition programs and adjacent blocks to DWM Petroleum’s blocks. He also was in charge or involved in the drilling of three deep wells in Albania where he managed permitting, logistics, licensing and construction. Prior to his assignments with OMV, Mr. Nuri worked for the Albanian “Ministry of Industry, Mineral Resources and Energy” where he liaised with international corporations and advised government ministers.

Vilson Bare, Senior Geophysicist

Professor Vilson Bare is a geophysicist and seismic exploration expert. He received international attendance in the 80's for his research work in the area of "diffraction in seismic section and its uses in geological interpretation". Mr. Bare had several assignments for National and International Petroleum Corporations including Coparex and Shell, where he realized studies for the Albanian blocks 2, 3 and 5. Mr. Bare held senior positions within the Albanian National Petroleum Agency (NPA later AKBN, National Agency of Natural Resources) including the head of Directory for Auditing and Supervising of Petroleum activities of National and International companies. He supervised seismic work and audited all contracts and activities between the Ministry of Economy, Trade and Energy and International Petroleum companies

Arben Arapi, Senior Geologist

Arben Arapi is a Petroleum Geologist engineer. He was engaged most of his career for the National Petroleum Agency(NPA, later AKBN, National Agency of Natural Resources) in Albania in managerial and technical positions. Mr. Arapi was closely working together with Occidental, OMV, INA Naftaplin and Coparex in developing contracts signed with the Albanian Government for oil and gas exploration and development in Albania. On the technical side, Mr. Arapi was supervising and implementing more than 30 projects during drilling and testing of oil and gas exploration and evaluation wells within the Peri Adriatic Depression and Ionian Zone in Albania.

Agim Mesonjesi, Senior Geologist

Agim Mesonjesi has over twenty-five years of oil and gas industry experience in all phases of exploration. He was 7 years working as a geologist and geological advisor for Occidental Petroleum Albania. Mr.Mesonjesi was performing geological work including the generation of a number of geological and geophysical studies for the Albanian Institute for Oil and Gas. Mr. Mesonjesi is a general geologist and proved expert in prospect generation employing advanced field mapping techniques.

Silvana Hyseni, Chief Accountant Albania

Silvana Hyseni is an accountant. She joined Occidental of Albania in April 2000 and has been an outstanding employee in the position of an accountant. She was responsible for a wide range of accounting functions for more then six years at Occidental including project accounting officer responsibility for providing accounting support to field operations during seismic and drilling programs. She has also been an accounting consultant for other Albanian companies before.

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

Nominating Committee

We do not have a Nominating Committee. Our Board of Directors performed some of the functions associated with a Nominating Committee. Generally, nominees for Directors are identified and suggested by the members of our Board or management using their business networks, and specifically the nominees appointed by the Written Consent of our majority shareholders were nominated by our Board based on their past service as Directors to our company. Our Board has not retained any executive search firms or other third parties to identify or evaluate Director candidates in the past and does not intend to in the near future. We have elected not to have a Nominating Committee because we are a development stage company with limited operations and resources.

Our Board does not have a written policy or charter regarding how Director candidates are evaluated or nominated for our Board. Additionally, our Board has not created particular qualifications or minimum standards that candidates for our Board must meet. Instead, our Board considers how a candidate could contribute to our business and meet our needs and those of our Board. As we are a development stage company, our Board will not consider candidates for Director recommended by our shareholders, and we have received no such candidate recommendations from our shareholders.

Compensation Committee

We currently do not have a compensation committee of our Board of Directors. However, our Board of Directors may establish a compensation committee once we are no longer in our development stage, which would consist of inside Directors and independent members. Until a formal committee is established, our Board of Directors will review all forms of compensation provided to our Executive Officers, Directors, consultants and employees including stock compensation and loans.

Several of our Directors are Executive Officers, and as a result these Executive Officers participate in the decision making of our Board of Directors in determining their own compensation in our year ended December 31, 2008. Those Executive Officers include Heinz Scholz, Alexander Becker, Peter-Mark Vogel and Neil Maedel.

Audit Committee

We currently do not have an audit committee of our Board of Directors. During the 2008 fiscal year, our Board of Directors performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls

Family Relationships

There are no family relationships between any Director or Executive Officer.

Involvement in Certain Legal Proceedings

Our Directors, Executive Officers, or control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or Executive Officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

On May 1, 2007, our Board of Directors adopted a code of business conduct and ethics policy, which is posted on our homepage under www.manaspetroleum.com. The adoption of the Code of Ethics allows us to focus our Board of Directors and each Director and Officer on areas of ethical risk, provide guidance to Directors to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct and help foster a culture of honesty and accountability.

Except as set out in our Code of Ethics, we do not have any formal policies and procedures for the review, approval or ratification of transactions between individual Board members or Officers and us. Our Code of Ethics, which applies to all of our Officers and Directors, states that they must “avoid any conflicts of interest between the Director or Officer and us unless the relationship is approved in advance by the Board of Directors of the Company.” The code sets out a conflict of interest as a situation in which a Director’s or Officer’s personal interest is adverse, or may appear to be adverse, to our interest as a whole.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K.

We believe that our entire Board of Directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our Executive Officers and Directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Heinz J. Scholz	None	None	None
Alexander Becker	None	None	None
Neil Maedel	None	None	None
Michael Velletta	None	None	None
Dr. Richard Schenz	1	1	1
Erik Herlyn	1	1	None
Rahul Sen Gupta	1	1	None
Thomas Flottmann	None	None	None
Peter-Mark Vogel	None	None	None

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

a)	our principal Executive Officer;

b)	each of our two most highly compensated Executive Officers who were serving as Executive Officers at the end of the year ended December 31, 2008 who had total compensation exceeding $100,000; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our Executive Officer at the end of the most recently completed financial year, who we will collectively refer to as the named Executive Officers, of our years ended December 31, 2008 and 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Alexander Becker Former CEO[1], Vice Chairman and Executive Director	2008 2007	336,000 336,000	Nil Nil	Nil Nil	Nil 2,976,199	Nil Nil	Nil Nil	20,000 20,000	356,000 3,332,199
Peter-Mark Vogel Former CFO[2] Executive Director[3]	2008 2007	336,000 336,000	Nil Nil	Nil Nil	Nil 2,976,199	Nil Nil	Nil Nil	20,000 20,000	356,000 3,332,199
Erik Herlyn COO/CEO[4]	2008 2007	212,500 90,000	Nil Nil	125,000 Nil	Nil 1,185,412	Nil Nil	Nil Nil	10,800 Nil	348,300 1,275,412
Rahul Sen Gupta Former CFO[5]	2008 2007	187,500 Nil	Nil Nil	Nil Nil	450,964 Nil	Nil Nil	Nil Nil	10,800 Nil	649,264 Nil
Yaroslav Bandurak Chief Technical Officer	2008 2007	120,000 72,500	Nil Nil	Nil Nil	Nil 2,551,028	Nil Nil	Nil Nil	Nil Nil	120,000 2,623,528
Thomas Flottmannn Former CEO[6]	2008 2007	308,000 Nil	Nil Nil	Nil Nil	676,446 Nil	Nil Nil	Nil Nil	12,000 Nil	996,446 Nil

_______________________________________
1 Mr. Becker resigned as CEO on February 8, 2008
2 Mr. Vogel resigned as CFO on February 8, 2008
3 Mr. Vogel resigned as an Executive Director on February 1, 2009
4 Mr. Herlyn was appointed CEO on February 1, 2009
5 Mr. Sen Gupta resigned on February 28, 2009
6 Mr. Flottmann resigned on February 1, 2009

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named Executive Officer certain information concerning the outstanding equity awards as of December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Alexander Becker Former CEO[1]	1,020,833	729,167	Nil	$4.00	May 02, 2017	Nil	Not applicable	Nil	Not applicable
Peter-Mark Vogel Former CFO[2]	1,020,833	Nil	Nil	$4.00	May 02, 2017	Nil	Not applicable	Nil	Not applicable
Erik Herlyn COO/CEO[3]	200,000	200,000	Nil	$5.50	June 25, 2017	250,000	$62,500	Nil	Not applicable
Rahul Sen Gupta Former CFO[4]	133,333	266,667	Nil	$2.10	February 1, 2018	Nil	Not applicable	Nil	Not applicable
Yaroslav Bandurak Chief Technical Officer	875,000	625,000	Nil	$4.00	May 02, 2017	Nil	Not applicable	Nil	Not applicable
Thomas Flottmann Former CEO[5]	200,000	Nil	Nil	$2.10	February 1, 2018	Nil	Not applicable	Nil	Not applicable

Compensation of Directors

We have employment arrangements with our Directors and with our Executive Officers. We entered into employment agreements with three of our Directors and our Executive Officers on April 1, 2007, and these agreements, apart from compensation amounts, have similar terms. We entered into a compensation arrangement with another Director on April 10, 2007. On June 1, 2007, we entered into an employment agreement with another Director. On November 21, 2008, we entered into an employment agreement with our most recent Director.

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

_______________________________________
1 Mr. Becker resigned as CEO on February 8, 2008
2 Mr. Vogel resigned as CFO on February 8, 2008
2 Mr. Vogel resigned as Executive Director on February 1, 2009
3 Mr. Herlyn was appointed CEO on February 1, 2009
4 Mr. Sen Gupta resigned on February 28, 2009
5 Mr. Flottmann resigned on February 1, 2009

Thomas Flottmann Employment Agreement

On December 1, 2007, we entered into an employment agreement with Mr. Thomas Flottmann for an open term commencing February 8, 2008. As compensation for his employment as Chief Executive Officer, Mr. Flottmann shall receive an annual salary of USD $336,000. Additionally, Mr. Flottmann shall receive 600,000 stock options, a car lease limited to a total cost of USD$1,000 per month and five weeks’ paid vacation.

We can terminate Mr. Flottmann without pay if he takes or fails to take certain actions that are criminal or intentionally damaging to us. If we actually or effectively terminate Mr. Flottmann without such a good reason or if there is a change of control in our company, we must make various salary and bonus -based payments to him and provide him with coverage under certain benefit plans. Additionally, all of his options will immediately vest.

On January 27, 2009, Mr. Flottmann resigned from his position as Chief Executive Officer and signed a termination agreement with us. According to the agreement, we are released from all obligations in regards of the Employment Agreement with Mr. Flottmann after February 1, 2009.

Alexander Becker Employment Agreement

On April 1, 2007, we entered into an Employment and Non-Competition Agreement with Dr. Alexander Becker pursuant to which Dr. Becker agreed to serve as our Chief Executive Officer and member of our Board of Directors. In consideration for the services that Dr. Becker will render pursuant to Dr. Becker’s Employment Agreement, Dr. Becker is entitled to receive an annual base salary of $336,000, stock options to purchase 1,750,000 shares of our common stock at a price of $4.00 per option pursuant to our 2007 Omnibus Stock Option Plan and a non-accountable automobile and monthly parking allowance of $20,000 per year. Dr. Becker has been our Vice Chairman and Executive Director since August 25, 2008 and one of our Directors since April 10, 2007. He served as our Director, New Ventures from February 8, 2008 to August 25, 2008, and as our Chief Executive Officer from April 10, 2007 to February 8, 2008

We can terminate Dr. Becker without pay if he takes or fails to take certain actions that are criminal or intentionally damaging to us. If we actually or effectively terminate Dr. Becker without such a good reason or if there is a change of control in our company we must make various salary and bonus based payments to him and provide him with coverage under certain benefit plans. Additionally, all of his options will immediately vest.

Heinz Scholz Employment Agreement

On April 1, 2007, we entered into an Employment and Non-Competition Agreement with Heinz J. Scholz, pursuant to which Mr. Scholz agreed to Serve as the Chairman of our Board. In consideration for the services that Mr. Scholz will render pursuant to Mr. Scholz’s Employment Agreement, Mr. Scholz is entitled to receive an annual base salary of $336,000, stock options to purchase 1,750,000 shares of our common stock at a price of $4.00 per option pursuant to our 2007 Omnibus Stock Option Plan and a non-accountable automobile and monthly parking allowance of $20,000 per year.

We can terminate Mr. Scholz without pay if he takes or fails to take certain actions that are criminal or intentionally damaging to us. If we actually or effectively terminate Mr. Scholz without such a good reason or if there is a change of control in our company we must make various salary and bonus based payments to him and provide him with coverage under certain benefit plans. Additionally, all of his options will immediately vest.

Peter-Mark Vogel Employment Agreement

On April 1, 2007, we entered into an Employment and Non-Competition Agreement with Peter-Mark Vogel, pursuant to which Mr. Vogel agreed to serve as our Chief Financial Officer and member of the Board. In consideration for the services that Mr. Vogel will render pursuant to Mr. Vogel’s Employment Agreement, Mr. Vogel is entitled to receive an annual base salary of approximately $348,000 (CHF 417,600), stock options to purchase 1,750,000 shares of Manas common stock at a price of $4.00 per option pursuant to our 2007 Omnibus Stock Option Plan and a non-accountable automobile and monthly parking allowance of $20,000 (CHF 24,000) per year. Mr. Vogel has been our Executive Director since August 25, 2008 and one of our Directors since April 10,

2007. Mr. Vogel served as our Director, Finance from February 8, 2008 to August 25, 2008 and as our Chief Financial Officer from April 10, 2007 to February 8, 2008.

We can terminate Mr. Vogel without pay if he takes or fails to take certain actions that are criminal or intentionally damaging to us. If we actually or effectively terminate Mr. Vogel without such a good reason or if there is a change of control in our company we must make various salary and bonus based payments to him and provide him with coverage under certain benefit plans. Additionally, all of his options will immediately vest.

On February 1, 2009, we entered into a termination agreement with Mr. Vogel, releasing him as an Executive Director of the Company. We have agreed that we will have compensation obligations after his termination.

Michael Velletta Compensation

On April 10, 2007, we granted our Director Michael J. Velletta stock options to purchase 1,100,000 shares of our common stock at a price of $4.00 per share for a term of 10 years as consideration for his service on the Board of Directors. Such options shall vest in equal quarterly installments over the three years from the date of the grant. Mr. Velletta also receives $6,000 each quarter for his services as a Director. Mr. Velletta does not receive compensation for his services as our General Counsel.

Neil Maedel Employment Agreement

On June 1, 2007, we entered into an Employment and Non-Competition Agreement with Mr. Neil Maedel whereby he agreed to serve as our Director, Business Development in exchange for an annual base salary of $180,000, stock options to purchase 1,500,000 shares of Manas common stock pursuant to our 2007 Omnibus Stock Option Plan at a strike price of $4.90 to expire on May 31, 2017 and a non-accountable automobile and monthly parking allowance of $12,000 per year. The term of this agreement is open ended.

Under this agreement, we can terminate Mr. Maedel without pay if he takes or fails to take certain actions that are criminal or intentionally damaging to us. If we actually or effectively terminate him without such a good reason or if there is a change of control in our company:

  we must pay him within 30 days of termination all accrued and unpaid compensation, any amounts due as reimbursement for expenses and a lump sum equal to six months of his annual guaranteed salary and the prior year’s bonus, we must provide him, at our expense, for one year after the termination, coverage under all benefit plans in which he participated immediately prior to termination and all of his options will immediately vest.

The following table sets forth for each Director certain information concerning their compensation as of December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Heinz Scholz	348,000	Nil	Nil	Nil	Nil	20,000	368,000
Dr. Alexander Becker	336,000	Nil	Nil	Nil	Nil	20,000	356,000
Peter-Mark Vogel	336,000	Nil	Nil	Nil	Nil	20,000	356,000
Neil Maedel	180,000	Nil	Nil	Nil	Nil	12,000	192,000
Michael Velletta	120,000	Nil	Nil	Nil	Nil	24,000	144,000

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dr. Richard Schenz	Nil	Nil	127,421	Nil	Nil	Nil	127,421

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or Executive Officers, except that our Directors and Executive Officers may receive stock options at the discretion of our Board of Directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that stock options may be granted at the discretion of our Board of Directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our Executive Officers to compensate such Officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, Executive Officers and Directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Security ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [11]
Common Stock	Heinz J. Scholz Seegartenstrasse 45 Horgen 8810	23,903,282 [2]	Direct	20.1%

_______________________________________
1 Percentage of ownership is based on 119,051,733 common shares issued and outstanding as of April 3, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 Includes 22,736,616 shares of common stock and 1,166,666 stock options exercisable within 60 days.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [11]
Common Stock	Alexander Becker 1051 Brickley Close Sidney, BC V8L 5L1	19,096,609 [1]	Direct	16.0%
Common Stock	Neil Herman Maedel Lot 10 Port New Prividence Nassau, Bahamas	1,800,000 [2]	Direct	1.5%
Common Stock	Rahul Sen Gupta Alte Wollerauerstrasse 36 Wollerau 8832	396,662 [3]	Direct	0.3%
Common Stock	Yaruslav Bandurak Moskovskaya Str, H 86 AP 38 Bishkek 720021	2,600,000 [4]	Direct	2.2%
Common Stock	Boris Goldinstein Rruga Ismail Pallati 2K AP 1&2	100,000 [5]	Direct	-
Common Stock	Velletta Resources & Technology Corp.[6] 4th Floor, 931 Fort Street Victoria BC V8V 3K3	3,483,334 [7]	Direct	2.9%
Common Stock	Peter-Mark Vogel Haabweg 2 Baech 8806	18,915,265 [8]	Direct	15.9%
Common Stock	Erik Herlyn Am Rain 11 Windisch 5210	483,333 [9]	Direct	0.4%
	TOTAL	70,778,485		59.8%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

_______________________________________
1 Includes 17,929,943 shares of common stock and 1,166,666 stock options exercisable within 60 days.
2 Includes 800,000 shares of common stock and 1,000,000 stock options exercisable within 60 days.
3 Includes 229,992 shares of common stock and 166,666 stock options exercisable within 60 days.
4 Includes 1,600,000 shares of common stock and 1,000,000 stock options exercisable within 60 days.
5 Includes 100,000 shares of common stock and no stock options exercisable within 60 days.
6Michael Velletta holds voting and dispositive control of Velletta Resources & Technology Corp.
7 Includes 2,750,000 shares of common stock and 733,334 stock options exercisable within 60 days.
8 Includes 17,748,599 shares of common stock and 1,166,666 stock options exercisable within 60 days.
9 Includes 250,000 shares of common stock and 233,333 stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our Directors or Officers;

(ii)	Any person proposed as a nominee for election as a Director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Employment Contracts

Other than as described in ITEM 11. EXECUTIVE COMPENSATION, Compensation of Directors on page 28, we are not party to any employment contracts with our Directors and Officers.

Rahul Sen Gupta Employment Agreement

On February 1, 2008, we entered into an employment agreement with Mr. Rahul Sen Gupta for an open term commencing on February 8, 2008. As compensation for his employment as Chief Financial Officer, Mr. Sen Gupta shall receive a salary of USD $17,500 per month for the first six months and $20,000 per month thereafter. Additionally, Mr. Sen Gupta shall receive 400,000 stock options, a car lease limited to a total cost of USD$900 per month and 30 days’ paid vacation.

We can terminate Mr. Sen Gupta without pay if he takes or fails to take certain actions that are criminal or intentionally damaging to us. If we actually or effectively terminate Mr. Sen Gupta without such a good reason or if there is a change of control in our company, we must make various salary and bonus -based payments to him and provide him with coverage under certain benefit plans. Additionally, all of his options will immediately vest.

Mr. Sen Gupta resigned on February 28, 2009.

Yaroslav Bandurak Employment Agreement

On April 1, 2007, we entered into an Employment and Non-Competition Agreement with Yaroslav Bandurak, pursuant to which Mr. Bandurak agreed to serve as our Chief Technical Officer. In consideration for the services that Mr. Bandurak will render pursuant to Mr. Bandurak’s Employment Agreement, Mr. Bandurak is entitled to receive an annual base salary of $63,000 and stock options to purchase 1,500,000 shares of Manas common stock at a price of $4.00 per option pursuant to the 2007 Omnibus Stock Option Plan.

We can terminate Mr. Bandurak without pay if he takes or fails to take certain actions that are criminal or intentionally damaging to us. If we actually or effectively terminate Mr. Bandurak without such a good reason or if there is a change of control in our company we must make various salary and bonus based payments to him and provide him with coverage under certain benefit plans. Additionally, all of his options will immediately vest.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or Executive Officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

We have no plans or arrangements in respect of remuneration received or that may be received by our Executive Officers to compensate such Officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by Deloitte AG, our independent registered public accounting firm, for the years ended December 31, 2008 and 2007:

Fees		2008		2007
	CHF	Fx rate	USD	USD
		y/e
Audit Fees	477,000	0.947	451,719	340,818
Audit Related Fees	27,800	0.947	26,327	124,157
Tax Fees	-	0.947	-	-
Other Fees	-	0.947	-	-
Total Fees			478,046	464,975

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use Deloitte AG, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Deloitte AG to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Deloitte AG is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire Board of Directors); or

  entered into pursuant to pre-approval policies and procedures established by the Board of Directors, provided the policies and procedures are detailed as to the particular service, the Board of Directors is informed of each service, and such policies and procedures do not include delegation of the Board of Directors' responsibilities to management.

Our entire Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole Director either before or after the respective services were rendered.

Our Board of Directors have considered the nature and amount of fees billed by Deloitte AG and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Deloitte AG’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2003)
3.2

Certificate of Amendment of Certificate of Incorporation of Express Systems Corporation filed on April 2, 2007 (changing name to Manas Petroleum Corporation) (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)

3.3	By-Laws (attached as an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2003)
4.1	Form of Share Certificate (attached as an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2003)
4.2	Form of Warrant A to Purchase Manas Petroleum Corporation Common Stock (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
4.3	Form of Warrant B to Purchase Manas Petroleum Corporation Common Stock (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
4.4	Form of July 31, 2007 Warrants to Purchase Manas Petroleum Corporation Common Stock (attached as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
5.1

Opinion of Sanders Ortoli Vaughn-Flam & Rosenstadt LLP regarding the legality of the securities being registered (attached as an exhibit to our Registration Statement on Form S-1/A filed on July 25, 2008)

10.1	Share Exchange Agreement, dated November 23, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Form of Securities Purchase Agreement (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.3	Form of Escrow Agreement (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.4	Form of Subscription Agreement (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.5	Alexander Becker employment agreement, dated April 1, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.6	Heinz Scholz employment agreement, dated April 1, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.7	Peter-Mark Vogel employment agreement, dated April 1, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.8	Yaroslav Bandurak employment agreement, dated April 1, 2007 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on April 17, 2007)
10.9	Farm-In Agreement, dated April 10, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.10	Talas Gold Consulting Agreement, dated February 20, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.11	Form of Lock-Up Agreement for Affiliates (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.12	Form of Lock-Up Agreement for Minority Shareholders (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.13

Employment Agreement between Manas Petroleum Corporation and Neil Maedel as Vice President of Business Development, dated and effective on or about June 1, 2007 (attached as an exhibit to our current report on Form 8-K filed on June 7, 2007)

10.14	Form of Securities Purchase Agreement for July 31, 2007 private placement (attached as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)

Exhibit Number	Description
10.15	Form of Amendment to the Securities Purchase Agreement for July 31, 2007 (attached as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.16	Sub-Tenancy Agreement, dated October 26, 2006, between Heinz Jurgen Scholz and DWM Petroleum (attached as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.17	Agreement, dated September 5, 2005, between Varuna AG and DWM Petroleum (attached as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.18	Agreement, dated September 5, 2005, between Heinz Jurgen Scholz and DWM Petroleum (attached as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.19	Employment Agreement between Thomas Flottmann and Manas Petroleum Corporation, dated December 1, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on February 26, 2008)
10.20	Employment Agreement between Rahul Sen Gupta and Manas Petroleum Corporation, dated February 1, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on February 26, 2008)
10.21	Form of Loan Agreement dated August 18, 2008 (attached as an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
10.22	Form of Securities Purchase Agreement, Including the Form of the Warrant dated September 4, 2008 (attached as an exhibit to our Current Report on Form 8-K filed on September 19, 2008)
10.23*	Letter Agreement with Santos International Operations Pty. Ltd dated July 28, 2008
10.24*	Letter Agreement dated November 24, 2008 - Phase 1 Completion and Cash instead of Shares
14.1	Code of Ethics, adopted May 1, 2007 (attached as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
16.1	Letter of Staley, Okada & Partners Chartered Accountants, dated September 14, 2006 (attached as an exhibit to our Current Report on Form 8-K filed on September 25, 2006)
16.2	Letter of Staley, Okada & Partners Chartered Accountants, dated October 3, 2006 (attached as an exhibit to our Current Report on Form 8-K filed on October 5, 2006)
16.3	Letter of Lazar Levine & Felix LLP, dated August 3, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on August 3, 2007)
21.1

Subsidiaries of Manas Petroleum Corporation
CJSC Somon Oil, Dushambe, Tajikistan, 90% interest
DWM Petroleum, Switzerland, 100% interest
Manas Petroleum AG, Switzerland, 100% interest
Manas Energia Limitada, Chile, 100% interest

23.1*	Consent of Deloitte AG
23.2	Consent of Sanders Ortoli Vaughn-Flam & Rosenstadt LLP (included in Exhibit 5.1)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	2007 Omnibus Stock Option Plan (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
99.2*	Amended 2007 Omnibus Stock Option Plan

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By: /s/ Erik Herlyn
Erik Herlyn
Chief Executive Officer, Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Erik Herlyn
Erik Herlyn
Chief Executive Officer, Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: April 15, 2009

/s/ Heinz Scholz
Heinz Scholz
Chairman and Executive Director
Dated: April 15, 2009

/s/ Alexander Becker
Alexander Becker
Vice Chairman and Executive Director
Dated: April 15, 2009

/s/ Neil Maedel
Neil Maedel
Executive Director
Dated: April 15, 2009

/s/ Michael Velletta
Michael Velletta
Executive Director
Dated: April 15, 2009