Form 10-Q
period 2009-03-31
MANAS PETROLEUM Corp
filed 2009-05-20
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-107002

MANAS PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-1918324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bahnhofstrasse 9, 6341 Baar, Switzerland
(Address of principal executive offices) (zip code)

41 (44) 718 10 30
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [ ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 119,051,733 shares of common stock as of May 20, 2009.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	03.31.2009	12.31.2008
	USD	USD
		(as restated)
ASSETS

Cash and cash equivalents	144,783	225,993
Restricted cash	5,737,386	7,951,784
Accounts receivable	104,766	96,339
Prepaid expenses	111,407	165,632
Total current assets	6,098,342	8,439,748

Debt issuance costs	210,572	254,311
Tangible fixed assets	214,750	231,245
Investment in associate	238,304	238,304
Total non-current assets	663,626	723,860

TOTAL ASSETS	6,761,968	9,163,608

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	1,109,128	1,047,315
Bank loan	-	1,220,000
Warrant liability	92,639	-
Accrued expenses Exploration costs	174,671	120,000
Accrued expenses Professional fees	159,522	259,129
Accrued expenses Interest	177,315	98,678
Accrued expenses Commissions	70,000	70,000
Other accrued expenses	29,293	122,066
Total current liabilities	1,812,568	2,937,188

Participation liabilities	640,000	640,000
Contingently convertible loan	1,767,189	1,739,178
Debentures	3,545,805	3,448,540
Promissory notes to shareholders	540,646	540,646
Other non-current liabilities	43,864	43,867
Total non-current liabilities	6,537,504	6,412,231

TOTAL LIABILITIES	8,350,072	9,349,419

Common stock (300,000,000 shares authorized, USD 0.001 par value,
119'051'733 and 119'051'733 shares, respectively, issued and outstanding)	119,052	119,052
Additional paid-in capital	36,205,129	44,466,713	1)
Deficit accumulated during the development stage	(37,808,495)	(44,685,828)	1)
Accumulated other comprehensive income / (loss)
Change in pension liability	(129,070)	(129,070)
Currency translation adjustment	25,280	43,322
Total shareholders' deficit	(1,588,104)	(185,811)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	6,761,968	9,163,608

1) Refer to Note 7 and 17 for details.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended			Period from
				05.25.2004
				(Inception) to
	03.31.2009	03.31.2008		03.31.2009
	USD	USD		USD
		(as restated)
OPERATING REVENUES

	-	-		1,375,728
Total revenues	-	-		1,375,728

OPERATING EXPENSES

Personnel costs	(1,865,914)	(2,565,657)		(18,207,642)	1)
Exploration costs	(264,260)	(261,612)		(6,288,792)
Depreciation	(16,495)	(9,684)		(116,005)
Consulting fees	(126,785)	(2,707,037)	2)	(7,526,119)	2)
Administrative costs	(236,984)	(622,947)		(10,454,013)
Total operating expenses	(2,510,438)	(6,166,937)		(42,592,570)

Gain from sale of investment	-	-		3,864,197
Loss from sale of investment	-	-		(900)
OPERATING LOSS	(2,510,438)	(6,166,937)		(37,353,546)

NON-OPERATING INCOME/ (EXPENSE)
Exchange differences	84,574	61,938		64,782
Changes in fair value of warrants	500,165	-		500,165
Warrants issuance expense	-	-		(9,439,775)
Interest income	24,505	49,251		528,411
Interest expense	(307,990)	(2,686)		(1,148,287)
Loss before taxes and equity in net loss of associate	(2,209,185)	(6,058,434)		(46,848,249)

Taxes	(455)	(937)		(3,995)
Equity in net loss of associate	-	-		(24,523)
Minority interest in net income	-	-		(18,700)
Net loss	(2,209,639)	(6,059,372)		(46,895,467)

Weighted average number of outstanding shares	119,051,733	112,577,994		105,868,353

Basic and diluted loss per share	(0.02)	(0.05)		(0.44)

1) Personnel costs include an adjustment regarding pension cost of $129,070. Refer to Note 17 for details.
2) Consulting fees include an adjustment regarding stock-based compensation of $218,320 and $104,234 to the period from inception to March 31, 2009 and the three months ended March 31, 2008, respectively. Refer to Note 7 for details.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOWSTATEMENT

	For the three months ended			Period from
				05.25.2004
				(Inception) to
	03.31.2009	03.31.2008		03.31.2009
	USD	USD		USD
		(as restated)
OPERATINGACTIVITIES

Net loss for the period	(2,209,639)	(6,059,372)		(46,895,467)

To reconcile net loss to net cash used
in operating activities

Minority interest in net income	-	-		18,700
Gain from sale of investment	-	-		(3,864,197)
Loss from sale of investment	-	-		900
Equity in net loss of associate	-	-		24,523
Depreciation	16,495	9,684		116,005
Amortization of debt issuance costs	43,739	-		139,338
Warrant issuance expense / (income)	(500,165)	-		8,939,610
Exchange differences	(84,574)	(61,938)		(64,782)
Interest expense on contingently convertible loan	28,011	-		87,189
Interest expense on debentures	97,265	-		343,794
(Decrease) / increase in participation liabilities	-	-		640,000
Decrease / (increase) in receivables	45,798	(8,557)		(210,979)
(Decrease) / increase in accounts payables	61,812	(950)		572,806
(Decrease) / increase in accrued expenses	6,158	(261,685)		534,610
Change in pension liability	-	-		(85,203)	1)
Stock-based compensation	1,418,191	4,433,346	2)	19,068,688	2)
Cash flow from operating activities	(1,076,907)	(1,949,471)		(20,634,464)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	-	(25,086)		(409,797)
Sale of tangible fixed assets and computer software	-	-		79,326
Proceeds from sale of investment	-	-		4,000,000
Decrease / (increase) restricted cash	2,214,398	-		(5,737,386)
Acquisition of investment in associate	-	-		(67,747)
Cash flow from investing activities	2,214,398	(25,086)		(2,135,604)

FINANCING ACTIVITIES

Contribution share capital founders	-	-		80,019
Issuance of units	-	-		15,057,484
Issuance of contingently convertible loan	-	-		1,680,000
Issuance of debentures	-	-		3,760,000
Issuance of promissory notes to shareholders	-	-		540,646
Issuance of warrants	-	-		670,571
Cash arising on recapitalization	-	-		6,509
Shareholder loan repaid	-	(11,350)		(3,385,832)
Shareholder loan raised	-	-		4,653,720
(Decrease) / increase in bank loan	(1,220,000)	-		-
Payment of debt issuance costs	-	-		(279,910)
(Decrease) / increase in bank overdraft	-	(1,842)		-
Cash flows from financing activities	(1,220,000)	(13,192)		22,783,207

Net change in cash and cash equivalents	(82,509)	(1,987,749)		13,139

Cash and cash equivalents at the beginning of the period	225,993	8,480,771		-
Currency translation effect on cash and cash equivalents	1,299	63,559		131,644
Cash and cash equivalents at the end of the period	144,783	6,556,581		144,783

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-		1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-		193,003
Warrants issued to pay placement commission expenses	-	-		2,689,910
Debenture interest paid in common shares	-	-		213,479

1) Personnel costs include an adjustment regarding pension cost of $129,070. Refer to Note 17 for details.
2) Consulting fees include an adjustment regarding stock-based compensation of $218,320 and $104,234 to the period from inception to March 31, 2009 and the three months ended March 31, 2008, respectively. Refer to Note 7 for details.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OFSHAREHOLDERS' EQUITY/ (DEFICIT)

					Accumulated
				Deficit	Other
				accumulated	Compre-	Total share-	Compre-
			Additional	during the	hensive	holders'	hensive
	Number of	Share	paid-in	development	Income	equity /	Income
SHAREHOLDERS' EQUITY/ (DEFICIT)	Shares	Capital	capital	stage	(Loss)	(deficit)	(Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019	-
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)	(678,114)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)	(1,775,233)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052	-
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575	1,427,851

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction (Note 1)	20,110,400	20,110	(356,732)	-	-	(336,622)	-
Stock-based compensation (as restated)	880,000	880	7,509,056	-	-	7,245,289	-
Private placement of Units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997	-
Private placement of Units	10,709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825,227	825	3,521,232	-	-	3,522,057	-
Currency translation adjustment	-	-	-	-	3,069	3,069	3,069
Net loss for the year (as restated)	-	-	-	(13,090,143)	-	(13,090,143)	(13,090,143)
Balance December 31, 2007 (as restated)	112,156,488	112,156	21,815,283	(14,169,103)	56,533	7,814,870	(13,087,074)

Balance January 1, 2008 (as restated)	112,156,488	112,156	21,815,283	(14,169,103)	56,533	7,814,870
Stock-based compensation (as restated)	2,895,245	2,895	10,137,666	-	-	10,140,561	-
Private placement of Units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429	-
Issuance of warrants	-	-	10,110,346	-	-	10,110,346	-
Beneficial Conversion Feature	-	-	557,989	-	-	557,989	-
Change in pension liability net of tax $0 (as restated)					(129,069)	(129,069)
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)	(13,212)
Net loss for the period (as restated)	-	-	-	(30,516,725)	-	(30,516,725)	(30,516,725)
Balance December 31, 2008 (as restated)	119,051,733	119,052	44,466,713	(44,685,828)	(85,748)	(185,811)	(30,529,937)

Balance January 1, 2009	119,051,733	119,052	44,466,713	(44,685,828)	(85,748)	(185,811)		1)
Adoption of EITF 07-05	-	-	(9,679,775)	9,086,971	-	(592,804)	-	2)
Stock-based compensation	-	-	1,418,191	-	-	1,418,191	-
Currency translation adjustment	-	-	-	-	(18,042)	(18,042)	(18,042)
Net loss for the period	-	-	-	(2,209,639)	-	(2,209,639)	(2,209,639)
Balance March 31, 2009	119,051,733	119,052	36,205,129	(37,808,495)	(103,790)	(1,588,104)	(2,227,681)

1) Refer to Note 7 and 17 for details.
2) Refer to Note 9 for details.

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (“Group”) for the three months ended March 31, 2009 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Group's Annual Report on Form 10-K for the year ended December 31, 2008.

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

2. GOING CONCERN

The condensed consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. Our cash balance as of March 31, 2009 was $5,882,170, of which $5,737,386 has been restricted for a bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania) and two escrow accounts for the first phase of our work program in Mongolia (covering the seismic and G&G costs in Mongolia), leaving a balance of $144,783. The Group’s net losses since inception until March 31, 2009 were $46,895,467.

These matters raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A, B and D, E in Albania with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800 at our own disposal without any restrictions or limitations to these funds after the release, which took place by April 23, 2009 following completion of the procedural formalities. In addition, the Company finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia.

Based on our expected monthly burn rate per month, we estimate that we have sufficient working capital to fund operations for nine months.

In order to continue to fund operations for the next twelve months and implement the geological work program for our projects particularly in Central Asia and the Balkan Region as well as to finance continuing operations, the Group will require further funds. We expect these funds will be raised through additional equity and/or debt financing. If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments. If the Company is unable to obtain such funding, or complete farming-out projects, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition.

Based on our business plan, we expect to obtain $3,900,000 from internal sources and to need additional funding from external sources of approximately $1,000,000.

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

The accompanying financial data as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 and for the period from inception, May 25, 2004, to March 31, 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2009 and December 31, 2008, results of operations for the three months ended March 31, 2009 and 2008 and for the period from inception, May 25, 2004, to March 31, 2009, cash flows for the three months ended March 31, 2009 and 2008 and for the period from inception, May 25, 2004, to March 31, 2008 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to March 31, 2009, as applicable, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141(R) "Business Combinations," which replaces SFAS 141. SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. This statement did not have an effect on the Company's financial statements.

In December 2007, the FASB issued Financial Accounting Standard No. 160, Non-controlling Interests in Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of net income specifically attributable to the non-controlling interest be identified in the financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS 160 was adopted by the Company effective January 1, 2009 and did not have an effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was adopted by the Company as of January 1, 2009 and did not have an impact on the Company’s results of operations, cash flows or financial positions. However, the Company was required to expand its disclosures around the use of and purpose for its derivative instruments, which are discussed below:

The Company’s risk management objectives are to ensure that business and financial exposures to risk that have been identified and measured are minimized using the most effective and efficient methods to reduce, transfer and, when possible, eliminate such exposures. Operating decisions contemplate associated risks and management strives to structure proposed transactions to avoid or reduce risk whenever possible. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company determined that 69,966,707 of the warrants outstanding are not considered indexed to the Company's own stock under EITF 07-05, as the respective agreements include reset features. As such, the Company determined these warrants to be under the scope of SFAS No. 133, and at March 31, 2009, reclassified the fair value of these derivative instruments of $592,804 from stockholders’ equity to a short-term liability, as described further in Note 9. The fair value of the warrants subject to EITF 07-05, and therefore under the scope of SFAS No. 133, are adjusted to fair market value at the end of each reporting period.

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the Company’s financial position and results of operations. The adoption of as of January 1, 2009 the remaining provisions did not have a material effect on the Company’s financial position and results of operations.

In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock" (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted EITF 07-05 as of January 1, 2009 and upon adoption, we reclassified $592,804, comprising of an adjustment of $(9,679,775) to additional paid in capital and $9,086,971 to deficit accumulated during the development stage, from stockholders’ equity to a short-term liability. Additionally, the fair value of the warrants subject to EITF 07-05 are adjusted to fair market value at the end of each reporting period. The impact of the adoption on net loss and on loss per share for the period ended March 31, 2009 was $500,166 and $0 respectively.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 was adopted in the first quarter of 2009. The adoption of SFAS 162 did not have a significant impact on the Company’s results of operations or financial positions.

In November 2008, the Emerging Issues Task Force issued Issue 08-6 (EITF 08-06), “Equity Method Investment Accounting Considerations.” This Issue addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated. The Issue is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-06 did not have a significant impact on the Company’s results of operations or financial positions.

In May 2008 the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," which alters the accounting for Convertible Debentures. FSP APB 14-1 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, FSP APB 14-1 requires that when such debt instruments are repaid or converted any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009, and has been applied retrospectively, as required. The adoption of this pronouncement did not have an impact on the Company's results of operations or financial positions.

5. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

				USD (held
	USD (held	USD (held	USD (held	in other	USD TOTAL	USD TOTAL
	in USD)	in EUR)	in CHF)	currencies)	March 31, 2009	Dec 31, 2008
Bank and postal accounts	138,428	508	1,656	4,191	144,783	225,993
Cash and Cash Equivalents	138,428	508	1,656	4,191	144,783	225,993

Cash and cash equivalents are available at the Group’s own disposal, and there is no restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. The Group immediately paid its bank loan of $1,220,000 and accumulated interest of $34,248. As a result, the Group was able to free up cash in the amount of $745,752 net of all costs and charges at the Group’s own disposal (no restriction or limitation of these funds after release).

As of March 31, 2009 the Group has a bank guarantee for our Albanian project of $3,737,386 as well as two escrow accounts for our Mongolian project of $2,000,000 which is considered restricted cash.

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A, B and D, E in Albania with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800 at our own disposal without any restrictions or limitations to these funds after the release, which took place by April 23, 2009 following completion of the procedural formalities.

6. TANGIBLE FIXED ASSETS

2009	Office Equipment	Vehicles	Leasehold	Total
	&Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	129,563	127,379	47,375	304,317
Additions	-	-	-	-
Cost at March 31	129,563	127,379	47,375	304,317

Accumulated depreciation at January 1	(36,554)	(26,400)	(10,117)	(73,072)
Depreciation	(7,757)	(6,369)	(2,369)	(16,495)
Accumulated depreciation at March 31	(44,312)	(32,769)	(12,486)	(89,567)

Net book value at March 31	85,251	94,610	34,889	214,750

Depreciation expense for the three months period ended March 31, 2009 and 2008 were $16,495 and $9,684.

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

The fair value of all of the options was determined using the Black-Scholes option pricing model applying the assumptions noted in the following table.

	March 31, 2009	March 31, 2008
Expected dividend yield	*	0%
Expected volatility	*	50%
Risk-free interest rate	*	4.851%
Expected term(in years)	*	6

* During the three months ended March 31, 2009, the Company did not grant any options.

During the three months ended March 31, 2008, the weighted average fair value of options granted was $1.127 at the grant date (February 1, 2008).

A summary of option activity under the Plans as of March 31, 2009 is presented below:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Shares under	exercise	contractual	intrinsic
Options	option	price	term	value
Outstanding at December 31, 2008	11,650,000	4.00
Granted	0	0
Exercised	0	0
Forfeited or expired	(900,000)	4.00
Outstanding at March 31, 2009	10,750,000	4.00	6.06	0
Exercisable at March 31, 2009	6,399,227	4.09	6.41	0

For the three months ended March 31, 2009 and 2008, Manas recorded a total charge of $1,418,191 and $4,433,346 respectively, with respect to equity awards granted under the stock compensation and stock option plans. In the period ended March 31, 2009 all of these charges were recorded in personnel costs. In the period ended March 31, 2008 the stock based compensation expenses of $1,932,565 and $2,500,781 were recorded in personnel costs and consulting fees respectively. 900,000 stock options granted to consultants have been forfeited as of March 31, 2009. Due to the termination of employment of Thomas Flottmann, Peter-Mark Vogel and Rahul Sen Gupta their stock option plans have been terminated. However, the options remain exercisable for 90 days after termination. During the three months ending March 31, 2009, no options were granted nor exercised.

A summary of the status of the Company’s non-vested shares as of March 31, 2009 and changes during the period is presented below:

		Weighted-
		average
	Shares under	grant date
Nonvested options	option	fair value
Nonvested at December 31, 2008	5,506,548	1.79
Granted	-	0.00
Vested	(754,401)	1.88
Forfeited	(401,374)	1.70
Nonvested at March28, 2008	4,350,773	1.79

As of March 31, 2009, there was $5,785,089 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.12 years.

During prior periods stock options for consultants have been accounted for under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and expensed the fair value of the stock options at grant date over the vesting period on a straight line basis. During the preparation of the financial statements for the three months ended March 31, 2009, the Company determined that it should have accounted for stock options granted to consultants under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services. As such, the fair value of such options is periodically re-measured during the vesting period using the Black-Scholes option-pricing model and expense is recognized over the service / vesting period. In addition, the Company determined that it should have applied the graded-vesting method for consultant stock options.

The resulting cumulative adjustment as of December 31, 2008 amounted to $218,320. Based on the Company's analysis in accordance with SFAS No. 154 "Accounting for Changes and Errors" (SFAS 154") and Staff Accounting Bulletin No. 108 ("SAB 108") it was determined that the error was immaterial to all prior periods. However, since it is material to the three months period ended March 31, 2009, the Company corrected the cumulative error in the opening balance sheet as of January 1, 2009 and also adjusted the consolidated statement of operations and consolidated cash flow statement as follows:

	Before
(all amounts in USD)	adjustment	Adjustment	Adjusted
Consolidated statement of operations
Consulting fees for the period from inception to March 31, 2009	-7,744,439	218,320	-7,526,119
Consulting fees for the three months ended March 31, 2008	-2,811,271	104,234	-2,707,037

Consolidated cash flow statement
Stock-based compensation for the period from inception to March 31, 2009	19,287,008	-218,320	19,068,688
Stock-based compensation for the three months ended March 31, 2008	4,537,580	-104,234	4,433,346

The adjustments are preliminary. Prior years will be restated for the error in connection with the 10-K for the year ended December 31, 2009.

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

For the three months ended March 31, 2009, we have accreted the Debentures for the discount, including the beneficial conversion feature, that relates to the current period ($97,265). At March 31, 2009 and December 31, 2008 the unamortized debt discount relating the debenture amounted to $454,196 and $551,460, respectively.

9. WARRANTS

As of March 31, 2009 and December 31, 2008, the Company had a total of 73,966,707 warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 73,966,707 shares of common stock in the event that these warrants are exercised.

In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock" (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted EITF 07-05 on the first day of our fiscal year 2009.

Based on our analysis we determined that 69,966,707 out of the 73,966,707 warrants outstanding are not considered indexed to the Company's own stock under EITF 07-05 as the respective agreements include reset features. Hence, we reclassified $592,804, comprising of an adjustment of $(9,679,775) to additional paid in capital and $9,086,971 to deficit accumulated during the development stage, from stockholders’ equity to a short-term liability upon adoption. Additionally, the fair value of the warrants subject to EITF 07-05 are adjusted to fair market value at the end of each reporting period. The impact of the adoption on net loss and on basic and diluted loss per share for the periods ended March 31, 2009 and 2008 was $500,166 and $0 respectively.

10. BANK LOAN

On September 21, 2008, the Company entered into a loan agreement (“Debt”) with a group of investors and raised a principal amount equaling $2,440,000. Proceeds of $1,220,000 were received in the year ended December 31, 2008. The Debt carries interest of 12% per annum payable at the date of maturity and is payable in full on September 21, 2009. No issuance costs apply.

Due to the global financial crises, the counterparty asked the company to forfeit the second tranche of $1,220,000 late in November 2008. Therefore, the total Debt amount raised during the year ended December 31, 2008 was $1,220,000 and no interest has to be paid on the outstanding portion of $1,220,000.

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. The Group immediately paid back its bank loan of $1,220,000 and accumulated interest of $34,248. As a result, the Group was able to free up cash in the amount of $745,752 net of all costs and charges at the Group’s own disposal (no restriction or limitation of these funds after release).

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

The Company has allocated part of the gross proceeds to a Participation Liability for the exploration costs related to the 8% interest in Blocks 13 and 14 in Mongolia provided to the unit holder. The Company has estimated that there is a range of costs that could be incurred through exploration phases 1, 2 and 3. The total minimum estimated spends for phase 1, the only phase that is currently probable, is $4,000,000 and therefore, a Participation Liability of $320,000 has been recorded. This liability will be reduced as expenses are incurred. Also refer to Note 14 for additional information.

The Loans carry an interest rate of 8% per annum and all principal and accrued interest is payable in full two years from the date of issuance (August 18, 2010). The Loans are secured by the Group’s assets in the Kyrgyz Republic.

The principal and any accrued but unpaid interest on the Loans are convertible, in whole or in part, at the option of the holders if the Group conducts a public offering at the prevailing market price. The loan was accounted for as a liability in accordance with FAS150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Because the financial instrument embodies a conditional obligation that the Company must or may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception.

The initial carrying amount of the Loans of $1,680,000 will be accreted to the redemption amount of $2,000,000 over the term of the loans using the effective interest method.

For the period ending March 31, 2009, we have accreted the Loans for the discount that relates to the current period ($28,011). At March 31, 2009 and December 31, 2008 the unamortized debt discount relating the contingently convertible loan amounted to $232,811 and $260,822, respectively.

12. PROMISSORY NOTE

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

For the three months ended March 31, 2009, the Company has not received any written demand for repayment and did not raise $1,000,000 in financing. Therefore, it is not obliged to repay the debt within the next 90 days.

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

Each of the 4,000,000 warrants granted under the Securities Purchase Agreement is exercisable for two years at $0.95 per warrant. The warrants carry “tag-along” registration rights such that if a registration statement (other than on Form S-4 or S-8) is filed, the holders may demand that the shares underlying their warrants be included in such registration statement. If no such registration statement is filed by January 4, 2009, the Company has to undertake its best efforts to file a registration statement for the shares underlying the warrants by May 4, 2009. Based on this best effort clause and the fact that the Company has undertaken its best effort to file a registration statement the warrants are accounted for as an equity instrument.

Of the aggregate proceeds received of $2,600,000, $430,571 has been allocated to the warrants based on their estimated fair value, $320,000 has been allocated to the Participation Liability and the balance has been allocated to the Shareholders’ Equity.

The amount allocated to the Participation Liability was determined in the same manner as the Participation Liability arising in connection with the Loans described in Note 14.

14. PARTICIPATION LIABILITY

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

The Company considers each of the 8% participation in the interest of our operations in Mongolia as a Participation Liability of $320,000 each (totalling $640,000).

For the three months period ended March 31, 2009, the participation liability was not reduced as the Company has not incurred any expenses on these work programs.

15. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
	Country	Mar 31, 2008	Dec 31, 2008
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
Manas Petroleum AG, Baar (2)	Switzerland	100%	100%
CJSC South Petroleum Company, Jalalabat (3)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (4)	Rep of Tajikistan	90%	90%
Manas Petroleum of Chile Corporation, Victoria (5)	Canada	100%	100%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%

(1)	Including Branch in Albania
(2)	Founded in 2007
(3)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(4)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(5)	Founded in 2008
(6)	Founded in 2008
(7)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008

The ultimate control owner of the Group is the management of the Group (39%). Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

The following table provides the total amount of transactions, which have been entered into with related parties for the relevant financial period:

Boardof directors	01.01.-03.31.09	01.01.-03.31.08
	USD	USD
Payments to directors for office rent	14,923	42,959
Payments to related companies controlled by directors
for rendered consultingservices	89,700	-

	03.31.09	12.31.08
	USD	USD
Promissory notes fromdirectors	386,305	540,646

Promissory note fromformer director (Peter-Mark Vogel) agreed on Dec 5, 2008 over USD 154,341

For the three months ended March 31, 2009, the Group paid $89,700 to a firm which is controlled by one of the Company’s Director for legal consulting services

16. COMMITMENTS & CONTINGENT LIABILITIES

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

No litigation has been commenced as of March 31, 2009. Manas and IPR are firmly of the view that Energy Focus no longer has any right to join the consortium. While Energy Focus has not accepted this position, they have not commenced litigation.

At March 31, 2009, there had been no legal actions against the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Chile and Albania.

Management believes that the Group, including associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Chile and Albania are in substantial compliance with the tax laws affecting its operations. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

17. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

Defined benefit plan

The Company maintains a Swiss defined benefit plan for 4 of its employees. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The fund’s benefit obligations are fully reinsured by AXA Winterthur Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

Net periodic pension cost has been included in the Company’s results as follows:

Pension expenses	01.01-03.31.09	01.01.-03.31.08
	USD	USD
Net service cost	7,313	2,582
Interest cost	4,688	2,290
Expected return onassets	-3,511	-2,258
Amortizationof net (gain)/loss	-	-
Net periodic pension cost	8,490	2,614

During the three months ended March 31, 2009 and 2008 the Company made cash contributions of approximately $13,000 and $11,000, respectively to its defined benefit pension plan. The company expects to make additional cash contributions of approximately $24,580 to its defined benefit pension plans during the remainder of 2009.

During the preparation of the financial statements for the three months ended March 31, 2009, the Company determined that in prior periods it did not properly account for its defined benefit pension plan in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”)

The resulting cumulative adjustment as of December 31, 2008 amounted to $129,070. Based on the Company's analysis in accordance with SFAS No. 154 "Accounting for Changes and Errors" (SFAS 154") and Staff Accounting Bulletin No. 108 ("SAB 108") it was determined that the error was immaterial to any prior periods. However, since it is material to the three months period ended March 31, 2009, the Company corrected the cumulative error in the opening balance sheet as of January 1, 2009 and also adjusted the consolidated statement of operations and consolidated cash flow statement as follows:

	Before
(all amounts in USD)	adjustment	Adjustment	Adjusted
Consolidated statement of operations
Personnel costs for the period from inception to March 31, 2009	-18,336,712	129,070	-18,207,642
Personnel costs for the three months ended March 31, 2008	-2,565,657	0	-2,565,657

Consolidated cash flow statement
Change in pension liability for the period from inception to March 31, 2009	43,867	-129,070	-85,203
Change in pension liability for the three months ended March 31, 2008	0	0	0

Prior years will be restated for the error in connection with the 10-K for the year ended December 31, 2009.

18. FAIR VALUE MEASUREMENT

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets carried at fair value as of March 31, 2009 are classified in one of the three categories as follows:

	Level 1	Level 2	Level 3	Total
Warrants	$-	$-	$92,639	$92,639
Total	$-	$-	$92,639	$92,639

19. EARNINGS PER SHARE

Loss per share is calculated as Net Loss for the three months ended March 31, 2009 divided by 119,051,733 outstanding shares and as Net Loss for the three months ended on March 31, 2008 divided by 112,577,994 outstanding shares.

For the three months ended March 31, 2009 and March 31, 2008 all share options and warrants were excluded from the calculation of the diluted weighted average number of shares, because the Group made a net loss during the calculation period and the effect of their inclusion would be anti-dilutive.

20. SUBSEQUENT EVENT(S)

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A, B and D, E in Albania with the Albanian authorities (AKBN). These work programs allow us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800 at our own disposal without any restrictions or limitations to these funds after the release. These negotiations were completed by April 23, 2009 following completion of the procedural formalities.

On April 9, 2009, a term sheet with a partner regarding the farm-out in Albania has been signed. The parties agreed to keep the economic conditions confidential.

On April 22, 2009, the Security Council of Mongolia approved blocks number 13 and 14 in March13.

On April 28, 2009, we granted stock options to an aggregate of three people, one of whom is an officer of our company, one is an employee of our company and one is an executive officer of a corporate consultant to our company. The stock options allow the holder to purchase an aggregate of 4,400,000 shares of our common stock at an exercise price of $0.26 per share, for a term expiring April 28, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance. In some cases, you can identify forward looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this quarterly report. Examples of forward-looking statements made in this quarterly report include statements pertaining to, among other things:

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

  geological, technical, drilling and processing problems; and

  other factors discussed under the section entitled “Risk Factors” in our annual report on Form 10-K filed on April 14, 2009.

These risks, as well as risks that we cannot currently anticipate, could cause our company’s or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward looking statements to conform these statements to actual results.

As used in this quarterly report, the terms “we”, “us”, and “our” refer to Manas Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum A.G., a Swiss company, Manas Petroleum A.G., a Swiss company, Manas Energia Chile Limitada, a Chilean company, Manas Petroleum of Chile Corporation, a Canadian company, Manas Management Services Ltd., a Bahamian company, and its partially owned subsidiaries CJSC Somon Oil Company, a Tajikistan company, and CJSC South Petroleum Company, a Kyrgyz company, as the context may require.

The following discussion and analysis provides a narrative about our financial performance and condition that should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in this quarterly report.

Overview

We are a development stage company. Our growth strategy is focused on petroleum exploration and development in selected Central Asian countries of the former Soviet Union, in the Balkan Region and in Latin America. Our goal is to increase shareholder value through the successful acquisition and exploration of oil and gas resources. We do not have any known reserves on any of our properties.

We have no operating income yet and, as a result, we depend upon funding from various sources to continue our operations and to implement our growth strategy.

Results of Operations

For the three months ended March 31, 2009 we had a net loss of $2,209,639 as compared to a net loss of $6,059,371 for the comparable period ended March 31, 2008.

In the three months ended March 31, 2009 our operating expenses decreased to $2,510,438 from $6,166,937 reported for the same period in 2008. The 60% decrease in our total operating expenses is attributable to firstly personnel changes due to management’s decision to cut down costs, and secondly, also to reduction of administrative costs. 57% of the total operating expenses, or $1,418,191, for the three months ended March 31, 2009 is related to stock-based or stock option-based compensation payments, which are non-cash. Compared to the same period in 2008, where we recorded stock-based or stock option-based compensations of $4,433,346.

Personnel costs

The number of employees was reduced during the three months ended March 31, 2009. As a result, our personnel costs decreased to $1,865,914 from $2,565,657 for the corresponding period in 2008. 76% of the total personnel costs for the three months ended March 13, 2009, or the amount of $1,418,191 is related to a non-cash charge for stock compensation and our stock option plan to obtain and retain qualified management. The non-cash charge for stock compensation and our stock option plan recorded in the three months ended March 31, 2008 was $1,932,565.

Exploration costs

For the three months ended March 31, 2009, we incurred exploration costs of $264,260 as compared to $261,612 for the corresponding period in 2008. The amount covers the expenses for our projects in Albania, Chile and Tajikistan. The exploration costs in Albania amount to $196,617 and include an environmental study, a volumetric and an economic report by an independent engineering consulting agency, reprocessing of data as well as a payment for the seismic work by Geological Institute of Israel. In Chile, we have increased the prior year accrual by actual incurred costs of $14,671 and additionally accrued $40,000 for work performed for reprocessing data and finalizing the work program with our partners. The costs in Tajikistan amount to $12,972 for the three months ended March 31, 2009. No exploration costs incurred in Mongolia for the three months ended March 31, 2009.

Consulting fees

For the three months ended March 31, 2009, we paid consulting fees in the amount of $126,785 as compared to consulting fees of $2,707,037 for the period ended March 31, 2008. This decrease of 95% is primarily due to a charge of $2,500,781 for stock based and stock option based compensation, which resulted from a March 2008 grant of stocks to consultants working on our operations in Albania as payment for services. In addition, two consulting agreements with stock option based compensation have been terminated and as a consequence the according stock option agreement has been ceased.

Administrative costs

Our administrative costs of $239,983 declined from $622,946 during the three months ended March 31, 2009. This decrease of 60% is primarily due to cost cutting measures taking place in January 2009.

Liquidity and Capital Resources

Our cash balance as of March 31, 2009 was $5,882,170 of which $5,737,386 is restricted to finance the bank guarantees for the first phase of our work program in Albania (covering the seismic and geological and geophysical (geological and geographical) costs in Albania) and in Mongolia (covering the seismic and geological and geographical costs in Mongolia), leaving a balance of $144,783. In order to continue to fund operations for the next twelve months and implement the geological work program for our projects particular in Central Asia and the Balkan Region as well as to finance continuing operations, our group of companies will require further funds. We expect these funds will be raised through additional equity and/or debt financing (private placements). If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments. We further intend to reduce our work commitments for the first phase of our exploration commitments in Albania and Mongolia, which could reduce our restricted cash position by up to $4,500,000 at our own disposal (without any restriction).

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. The Group immediately paid its bank loan of $1,220,000 and accumulated interest of $34,248. As a result, the Group was able to free up cash in the amount of $745,752 net of all costs and charges at the Group’s own disposal (no restriction or limitation of these funds after release).

On March 6, 2009, the Group successfully negotiated new work commitments for its two PSCs for the Blocks A,B and D,E with the Albanian National Petroleum Agency (NPA later AKBN, National Agency of Natural Resources). The new work commitments need to be formally approved by the AKBN.

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A, B and D, E in Albania with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800 at our own disposal without any restrictions or limitations to these funds after the release, which took place by April 23, 2009 following completion of the procedural formalities. In addition, the Company finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia.

Our capital commitments are disclosed in this quarterly report on Form 10-Q for the three months ended March 31, 2009 as well as in our annual report on form 10-K for the year ended December 31, 2008. There have been no material changes in these commitments as of March 31, 2009.

Operating Activities

Net cash outflow from operating activities of $1,076,907 for the three months ended March 31, 2009 has decreased from $1,949,471 in the comparable period 2008. This is mainly due to the cost cutting measures, reduced personnel and consulting cost and reduced administrative costs, put in place beginning of 2009.

Investing Activities

Net cash inflow from investing activities of $2,214,398 for the three months ended March 31, 2009 has changed from a net cash outflow of $25,086 in the comparable period for 2008. This is primarily due to the decrease in restricted cash from Mongolia.

Financing Activities

Net cash flow outflow from financing activities of $1,220,000 for the three months ended March 31, 2009 has increased from $13,192 in the comparable period for 2008. This is due to the repayment of the bank loan in Mongolia.

Cash Flows

	Three Months Ended March 31
	2009	2008
Net cash used in Operating Activities	$(1,076,907)	$(1,949,471)
Net cash provided by (used in) Investing Activities	$2,214,398	$(25,086)
Net cash used in Financing Activities	$(1,220,000)	$(13,192)
Change in Cash and Cash Equivalents During the Period	$(82,509)	$(1,987,749)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cash Requirements

We will require additional funds to plan of operation. These funds may be raised through equity financing, debt financing, or other sources, such as additional farm-out agreements, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Specifically, we estimate our cash needs for the next 12 months to be as follows:

Expense	Amount
Geological and Geographical	$1,700,000
General and Administration	$1,700,000
Legal	$200,000
Audit	$200,000
Open commitments as of March 31, 2009	$1,100,000
Total	$4,900,000

As an operator, we have no seismic or drilling commitments for the next 12 months in Albania, Mongolia and Tajikistan. As a non-operator, we have no seismic or drilling commitments in Chile for the next 12 months. In Kyrgyz Republic, the operational costs, including seismic are fully carried by our partner Santos. In Mongolia, we have currently a geological and geographical commitment of $1,400,000 for the next 12 months. Should we be able to raise funds through equity financing, debt financing or other sources, such as additional farm-out agreements, we would increase or speed up our programs.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

The consolidated financial statements have been prepared on the assumption that we will continue as a going concern. We have historically incurred losses and have incurred a loss of $2,209,185 for the three months ended March 31, 2009. Because of these historical losses, we will require additional working capital to develop our business operations. Our cash balance as of March 31, 2009 was $5,882,169, of which $5,737,386 has been restricted for a bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geographical costs in Albania) and two escrow accounts for the first phase of our work program in Mongolia (covering the seismic and geological and geographical cost in Mongolia), leaving a balance of $144,783.

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. The Group immediately repaid its bank loan of $1,220,000 and accumulated interest of $34,248. As a result, the Group was able to free up cash in the amount of $745,752 net of all costs and charges at the Group’s own disposal (no restriction or limitation of these funds after release).

As of February 1, 2009, the corporate cost base had been reduced significantly and therefore, also the expected monthly burn rate from around $650,000 to around $320,000. The main source of the cost savings stem from a reduction in the number of personnel as well as significant salary cuts at the Board of Directors level.

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A & B and D & E in Albania with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800. There are no further restrictions or limitations to these funds after the release, which took place by April 23, 2009 following completion of the procedural formalities. In addition the Company finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia.

Based on the revised cost base as well as freeing up cash from the bank guarantee in Albania and the escrow accounts in Mongolia and the additional loan of $1,300,000, the Group estimates that it has sufficient working capital to fund operations for nine months from April 2009. In order to continue to fund operations through March 2010 and execute the strategy to develop its assets, the Group will require further funds. It expects to secure these additional funds through possible disposals or farm-outs of its existing interests and the Group is currently in active negotiations with interested parties for such transactions.

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

Based on our business plan, we expect to obtain $3,900,000 from internal sources and to need additional funding from external sources of approximately $1,000,000.

Recent Developments

We are primarily focused on our operations in Albania, Kyrgyz Republic, Tajikistan, Mongolia and Chile. Since the end of our most recent fiscal year, various developments have affected these operations.

Albania

On April 3, 2009, we successfully negotiated new work programs under our two production sharing contracts for our exploration blocks A & B and D & E in Albania with the Albanian authorities. For the production sharing contract covering blocks A & B, we reduced the minimum seismic line kilometers from 300 km of 2D seismic to 189 km for the first phase, which was completed by December 31, 2008. For production sharing contract covering blocks D & E, we reduced the minimum seismic line kilometers from 300 km to 110 km of 2D seismic for the first phase.

On April 21, 2009, we entered into a non-binding letter of intent with an unrelated third party concerning the possible farm-in, by that third party, to our Albanian properties. The letter of intent is subject to, among other conditions, the negotiation and execution of a formal agreement, the completion of due diligence and other conditions typical of a non-binding letter of intent in our industry.

We also received the final results of the seismic program relating to blocks A & B from the Geological Institute of Israel. We also performed the final seismic interpretation of all seismic data for block A, integrating new and existing seismic data, including well data and surface geology. We also prepared various time and depth maps, geological map, seismic line and well location maps for blocks A & B.

Kyrgyz Republic

South Petroleum Company, in which we own a 25% interest, renewed two licenses in Kyrgyz Republic (Nanai license and Naushkent license) during the three months ended March 31, 2009. Work was ongoing to integrate all data relating to the licenses owned by South Petroleum in Kyrgyz Republic into the ongoing prospectivity assessment.

During the three months ended March 31, 2009, seismic operations were initiated on the Soh license. By the end of three months ended March 31, 2009, a total of 124.56 km seismic data was recorded. At the current rate, the project should be completed by mid-May 2009.

The planning for two shallow wells North Ayzar-1 (located in the Tuzluk license) and East Chongara-1 (located in the Soh license) continued through the three months ended March 31, 2009. After a review of preliminary seismic data it became clear that the East Chongara-1 location was less robust than expected and an ongoing review of the new acquired data was underway to establish whether there were other locations available as possible candidates for a shallow well.

A drilling services agreement between the drilling contractor, Sherik, and South Petroleum is nearing completion. In addition, service contracts relating to the drilling program were discussed.

Tajikistan

During the three months ended March 31, 2009, we prepared business plan for the northern Tajik area and the report for carrying out the first phase 2D seismic exploratory works.

Chile

In connection with our consortium’s operations in Chile and as part of the geological and geophysical work, the operator Geopark Holdings Ltd. continued gathering digital data base and catalogued the well files. Part of this is a surface geology study, and the commencement of an environmental base study.

Mongolia

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. We immediately paid our bank loan of $1,220,000 and accumulated interest of $34,248. As a result, we were able to free up cash in the amount of $745,752 net of all costs and charges at the our own disposal (no restriction or limitation of these funds after release).

On April 21, 2009, we signed production contracts with the Petroleum Authority of Mongolia. The signing ceremony follows a review process by Mongolian Government and Security Council and formal ratification by parliament. Subject to payment of fees, this represented the final step in assigning blocks 13 and 14 for exploration and exploitation according to Mongolian law.

We own a 74% interest in blocks 13 and 14, which cover an aggregate of over 20,000 km2 or almost five million acres, of land located on Mongolia’s southern border. The production contracts provide for a five-year exploration period (with two optional six month extensions allowed) beginning on the effective date of April 21, 2009, and a twenty-year exploitation period (with two five year extensions allowed). The remaining 26% interest in blocks 13 and 14 is held by a Mongolian oil and gas company and two investors.

Beginning the summer of 2009, we plan to conduct a $1.6 million exploration program. We expect the program to include reconnaissance and geological mapping, gravimetric profiling and lithographic and paleontologic stratigraphic work and reprocessing of seismic data. We have currently set aside $2 million in Mongolia to fund exploration.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive and principal financial officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective due to lack of US GAAP and SEC knowledge of responsible people within our company. As a result, we failed to timely file certain disclosure that we were required to timely file on Form 8-K and we made errors in our accounting for certain transactions as described below and an error in our disclosure concerning entitlement to the $1,000,000 earn-out to be made by Santos International Holdings PTY Ltd. pursuant to the October 4, 2006 agreement between our subsidiary, DWM Petroleum, and Santos International Holdings PTY Ltd. All of our previous disclosure with respect to this earn-out reflected that our company was entitled to receive this payment but, in our agreement with DWM Petroleum and its former shareholders dated November 23, 2006, DWM Petroleum assigned the right to receive that payment to the former shareholders of DWM Petroleum.

Due to a lack of US GAAP and SEC knowledge by the responsible people, the following errors have occurred in the past:

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

During the preparation of the financial statements for the three months ended March 31, 2009, the Company determined that it should have accounted for stock options granted to consultants under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Con-junction with Selling Goods and Services. As such, the fair value of such options is periodically re-measured during the vesting period using the Black-Scholes option-pricing model and expense is recognized over the service / vesting period. In addition, the Company determined that it should have applied the graded-vesting method for consultant stock options. The resulting cumulative adjustment as of December 31, 2008 amounted to $218,320. Based on the Company's analysis in accordance with SFAS No. 154 "Accounting for Changes and Errors" (SFAS 154") and Staff Accounting Bulletin No. 108 ("SAB 108") it was determined that the error was immaterial to any prior periods. However, since it is material to the three months period ended March 31, 2009, the Company corrected the cumulative error in the opening balance sheet as of January 1, 2009 and also adjusted the consolidated statement of operations and consolidated cash flow statement.

During the preparation of the financial statements for the three months ended March 31, 2009, the Company determined that in prior periods it did not properly account for its defined benefit pension plan in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”). The resulting cumulative adjustment as of December 31, 2008 amounted to $129,070. Based on the Company's analysis in accordance with SFAS No. 154 "Accounting for Changes and Errors" (SFAS 154") and Staff Accounting Bulletin No. 108 ("SAB 108") it was determined that the error was immaterial to any prior periods. However, since it is material to the three months period ended March 31, 2009, the Company corrected the cumulative error in the opening balance sheet as of January 1, 2009 and also adjusted the consolidated statement of operations and consolidated cash flow statement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our properties, or the properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2009, we granted stock options to an aggregate of three people, one of whom is an officer of our company, one is an employee of our company and one is an executive officer of a corporate consultant to our company, to purchase an aggregate of 4,400,000 shares of our common stock at an exercise price of $0.26 per share, for a term expiring April 28, 2012.

The options will vest in 12 installments every three months, with each installment equal to 1/12th of the total number of options granted to the optionee. Each grant is subject to the execution of a stock option agreement by the grantee.

Two of the grantees are not U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended), and we issued 2,400,000 of these options in to these two grantees in offshore transactions relying on the registration exemption provided by Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The third grantee is a U.S. person and we issued the options to him relying on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

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

Also effective February 1, 2009, Peter-Mark Vogel has resigned from his position of Executive Director, Finance, but continues to act as an advisor to the board under the terms of a consulting agreement.

The resignations were not as a result of any disagreements between our company and either of Mr. Flottmann or Mr. Vogel.

There are no family relationships between any of our directors or executive officers.

Mr. Erik Herlyn is a mechanical and production engineer (Trinity University Dublin – BSc, Manufacturing Engineering 1993, University of Bremen – Masters Diploma Production Engineering 1996). Mr. Herlyn was our chief operating officer from June of 2007 until January 31, 2009 and has extensive experience in the finance and hydrocarbon industries. From 1996 until 2000, Mr. Herlyn provided services to the resource oil and gas industries. From 2000 until 2006, Mr. Herlyn ran major projects in the finance and hydrocarbon industries as a consultant with KPMG Consulting (a large management and technical consulting firm which later changed its name to BearingPoint) and later as a consultant with Capgemini (2006 – 2007).

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

Effective February 1, 2009, the registrant and Mr. Heinz-Jürgen Scholz agreed to terminate the Sub-Tenancy Agreement between them dated October 26, 2006, pursuant to which the registrant has been renting office space in the City of Horgen, Switzerland for a monthly rental of 15,000 Swiss Francs (CHF) (approximately US $13,115). In the near term the registrant has located its Swiss operations in its smaller office located in Baar, though it intends to locate larger, more suitable replacement office space in the near future. As a result of the termination of the Sub-Tenancy Agreement, office space costs in Switzerland have been reduced from CHF 16,000 (approximately US $14,000) to CHF 3,000 (approximately US $2,622) with immediate effect as of February 1, 2009. The registrant is confident that these measures will not affect its operations in Albania, Chile, Mongolia, Kyrgyz Republic and Tajikistan.

3.

Effective February 28, 2009 Rahul Sen Gupta resigned as Chief Financial Officer of our company. Erik Herlyn, our Chief Executive Officer will act as Chief Financial Officer in the interim. On February 26, 2009, Mr. Sen Gupta agreed to assist us in finishing our annual report on Form 10-K, even after his resignation. In connection with his resignation, Mr. Sen Gupta asked us to transfer open salary payments by the end of March 2009 (50% for January 2009, 100% for February 2009 and 100% for March 2009) and transfer pension fund by the end of March 2009. On March 31, 2009, Mr. Sen Gupta agreed to extend his support for finishing our annual report until April 15, 2009 for $9,000 excluding communication costs.

4.	On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities.

5.

On January 30, 2009, we entered into a termination agreement with Peter-Mark Vogel, who resigned as our Executive Director on February 1, 2009 and beneficially owns approximately 15% of our issued and outstanding shares of common stock, whereby we and Mr. Vogel terminated the employment agreement dated April 1, 2007.

On March 26, 2009, we entered into a consulting frame contract with Mr. Vogel, whereby Mr. Vogel agreed to perform tasks that we order. We agreed to compensate Mr. Vogel in either fixed price arrangement or a time and material arrangement. Mr. Vogel agreed to provide us with consulting services relating to finance and auditing matters in a fixed price arrangement with monthly compensation of $12,000 per month. If the compensation arrangement is a time and material arrangement, we agreed to pay Mr. Vogel a daily rate of $1,400 excluding BTW.

6.

On April 21, 2009, we signed production contracts with the Petroleum Authority of Mongolia. The signing ceremony follows a review process by Mongolian Government and Security Council and formal ratification by parliament. Subject to payment of fees, this represented the final step in assigning blocks 13 and 14 for exploration and exploitation according to Mongolian law.

We own a 74% interest in blocks 13 and 14, which cover an aggregate of over 20,000 km2 or almost five million acres, of land located on Mongolia’s southern border. The production contracts provide for a five-year exploration period (with two optional six month extensions allowed) beginning on the effective date of April 21, 2009, and a twenty-year exploitation period (with two five year extensions allowed). The remaining 26% interest in blocks 13 and 14 is held by a Mongolian oil and gas company and two investors.

7.

On April 28, 2009, we granted stock options to an aggregate of three people, one of whom is an officer of our company, one is an employee of our company and one is an executive officer of a corporate consultant to our company, to purchase an aggregate of 4,400,000 shares of our common stock at an exercise price of $0.26 per share, for a term expiring April 28, 2012.

The options will vest in 12 installments every three months, with each installment equal to 1/12th of the total number of options granted to the optionee. Each grant is subject to the execution of a stock option agreement by the grantee.

Two of the grantees are not U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended), and we issued 2,400,000 of these options in to these two grantees in offshore transactions relying on the registration exemption provided by Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The third grantee is a U.S. person and we issued the options to him relying on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2003)
3.2	Certificate of Amendment to Articles of Incorporation of Express Systems Corporation filed on April 2, 2007 (changing name to Manas Petroleum Corporation) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
3.3	Bylaws (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2003)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Form of Share Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2003)
4.2	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
4.3	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Form of Securities Purchase Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.3	Form of Warrant A to Purchase Manas Petroleum Corporation Common Stock (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.4	Form of Warrant B to Purchase Manas Petroleum Corporation Common Stock (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.5	Form of July 31, 2007 Warrants to Purchase Manas Petroleum Corporation Common Stock (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.6	Form of Escrow Agreement (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on April 17, 2007)
10.7	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.8	Alexander Becker employment agreement, dated April 1, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)

10.9	Heinz Scholz employment agreement, dated April 1, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.10	Peter-Mark Vogel employment agreement, dated April 1, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.11	Yaroslav Bandurak employment agreement, dated April 1, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.12	Farm-In Agreement, dated April 10, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.13	Talas Gold Consulting Agreement, dated February 20, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.14	Form of Lock-Up Agreement for Affiliates (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.15	Form of Lock-Up Agreement for Minority Shareholders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.16	2007 Omnibus Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.17

Employment Agreement between Manas Petroleum Corporation and Neil Maedel as Vice President of Business Development, dated and effective on or about June 1, 2007 (incorporated by reference to an exhibit to our current report on Form 8-K filed on June 7, 2007)

10.18	Form of Securities Purchase Agreement for July 31, 2007 private placement (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.19	Form of Amendment to the Securities Purchase Agreement for July 31, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.20	Sub-Tenancy Agreement, dated October 26, 2006, between Heinz Scholz and DWM Petroleum (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.21	Agreement, dated September 5, 2005, between Varuna AG and DWM Petroleum (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.22	Agreement, dated September 5, 2005, between Heinz Scholz and DWM Petroleum (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.23

Employment Agreement between Thomas Flottmann and Manas Petroleum Corporation, dated December 1, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 26, 2008)

10.24

Employment Agreement between Rahul Sen Gupta and Manas Petroleum Corporation, dated February 1, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 26, 2008)

10.25	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)

10.26	Form of Warrants (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
10.27	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
10.28	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
10.29	Form of Securities Purchase Agreement, Including the Form of the Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 15, 2008)
10.30	Letter Agreement – Phase 2 Work Period with Santos International Operations Pty. Ltd, dated August 19, 2008 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)
10.31	Side Letter Agreement – Phase 1 Completion and Cash Instead of Shares with Santos International Holdings Pty Ltd, dated November 24, 2008 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)
10.32	Amended 2007 Omnibus Stock Option Plan (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)
10.33*	Production Sharing Contract for Exploration, Development and Production of Petroleum in Onshore Albania – Block “A-B” – between Ministry of Economy, Trade and Energy of Albania and DWM Petroleum dated July 31, 2007
10.34*	Production Sharing Contract for Exploration, Development and Production of Petroleum in Onshore Albania – Block “D-E” - between Ministry of Economy, Trade and Energy of Albania and DWM Petroleum dated July 31, 2007
10.35*	Employment and Non-Competition Agreement with Michael Velletta dated February 1, 2008
10.36*	Promissory note issued to Heinz Scholz dated December 5, 2008
10.37*	Promissory Note issued to Peter-Mark Vogel dated December 5, 2008
10.38*	Promissory note issued to Alexander Becker dated December 5, 2008
10.39*	Promissory note issued to Michael Velletta dated December 5, 2008
10.40*	Cancellation of Sub-Tenancy Contract with Heinz Scholz dated January 19, 2009
10.41*	Consulting Frame Contract with Varuna AG dated February 1, 2009
10.42*	Termination Agreement with Thomas Flottmann dated January 31, 2009
10.43*	Consulting Frame Contract with Thomas Flottmann dated January 22, 2009
10.44*	Amendment to the Notice with Terms and Condition for the Termination of Employment Agreement with Rahul Sen Gupta dated February 26, 2009
10.45*	Amendment to the Termination Agreement with Rahul Sen Gupta dated March 31, 2009
10.46*	Termination Agreement with Peter-Mark Vogel dated January 30, 2009

10.47*	Consulting Frame Contract with Peter-Mark Vogel dated March 26, 2009
10.48*	Employment and Non-Competition Agreement with Erik Herlyn dated June 25, 2007
10.49*	Amendment to Employment Agreement with Erik Herlyn dated May 14, 2008
10.50*	Amendment to Employment Agreement with Yaruslav dated November 4, 2007
10.51*	Production Sharing Contract for Contract Area Tsagaan Els-XIII between the Petroleum Authority of Mongolia and DWM Petroleum
10.52*	Production Sharing Contract for Contract Area Zuunbayan-XIV between the Mineral Resources and Petroleum Authority of Mongolia and DWM Petroleum
10.53*	Letter from AKBN regarding Production Sharing Contracts for Blocks A-B and D-E dated May 5, 2009
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(21)	Subsidiaries
21.1

Subsidiaries of Manas Petroleum Corporation

CJSC Somon Oil, Dushambe, Tajikistan, 90% interest

DWM Petroleum A.G., Switzerland, 100% interest

Manas Petroleum A.G., Switzerland, 100% interest

Manas Energia Limitada, Chile, 100% interest
Manas Petroleum of Chile Corporation, Canada, 100% interest
Manas Management Services Ltd., Bahamas, 100% interest

(31)	Section 302 Certification
31.1*	Section 302 Certification of Chief Executive Officer and Interim Chief Financial Officer
(32)	Section 906 Certification
32.1*	Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By /s/ Erik Herlyn
Erik Herlyn
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: May 20, 2009