Form 10-K/A
period 2008-12-31
MANAS PETROLEUM Corp
filed 2009-07-23
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes [X]   No [   ]

ii

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

ii

iii

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends and restates in part Item 1A of Part I and Items 7, 8 and 9A(T) of Part II of the Annual Report on Form 10-K for the year ended December 31, 2008 that was filed by Manas Petroleum Corporation with the Securities and Exchange Commission on April 15, 2009. This Amendment No. 1 corrects the errors described below.

On July 16, 2009, the Board of Directors of Manas Petroleum Corporation concluded that the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 did not correctly measure the consulting expense incurred by the company during the year. In accordance with accounting principles generally accepted in the United States the company should have remeasured the stock option expense for options issued to non-employees at each reporting period. The fair value was not remeasured from the grant date fair value. The result is a decrease in consulting expense of $832,656 recorded in the year ended December 31, 2008 and a corresponding decrease in additional paid in capital.

The adjustments do not affect previously reported revenues, cash flows or the company’s cash/liquidity position, and the Board of Directors does not consider the changes to be material.

For a discussion of the restatement adjustments refer to Notes 23 and 24 of the consolidated financial statements presented herein.

Except for the correction of the recently discovered error described above, this Amendment No. 1 to Annual Report on Form 10-K/A does not update any disclosure from, or reflect any event occurring subsequent to April 15, 2009 which is the filing date of the original Annual Report on Form 10-K. The other information in this Amendment No. 1 is only provided as a convenience to the reader.

TABLE OF CONTENTS

PART I	1
ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	15
ITEM 1B. UNRESOLVED STAFF COMMENTS	23
ITEM 2. PROPERTIES	23
ITEM 3. LEGAL PROCEEDINGS	23
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
PART II	24
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	24
ITEM 6 SELECTED FINANCIAL DATA	27
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	27
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	33
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS	21
ITEM 9A(T). CONTROLS AND PROCEDURES	21
ITEM 9B OTHER INFORMATION	23
PART III	25
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	25
ITEM 11. EXECUTIVE COMPENSATION	31
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	35
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	37
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	38
PART IV	39
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	39
SIGNATURES	42

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

The Phase 1 (option (i)) of the work program was successfully completed on December 1, 2008.

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

The Kyrgyz government granted South Petroleum six licenses between April 2004 and August 2006, five of which were subsequently renewed. These five existing licenses are set to expire between December 2008 and April 2010 but are automatically renewable for up to ten years once a report has been submitted to the Kyrgyz government detailing the progress of a work program and once the associated minimum expenditures have been made. Upon the discovery of reserves that may be commercially exploited, licenses can be exclusively converted into exploitation licenses. Exploitation licenses are granted for 20 years with the subsequent extensions depending on the depletion of the resource. There is a yearly fee payable to the government of approximately $150 per license and a minimum annual work program of $50 per square kilometer (approximately $115,250 per year for the land covered by the licenses). All taxes and work commitments on the five licenses are current. There is a 3% royalty and a corporate tax of 10% payable to the Kyrgyz government on revenue from production from the areas covered by these licenses. The table below summarizes the licenses; the map below sets out their locations and a brief description of each active license follows.

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

We incurred a net loss of $30,296,106 for the year ended December 31, 2008. As at December 31, 2008, we had an accumulated deficit of $44,204,915 We anticipate that we will continue to incur substantial operating losses unless and until we are able to sell or farm out additional resource properties or identify oil and/or natural gas reserves in a commercially exploitable quantity on one or more of our properties and begin production. On December 31, 2008 we had unrestricted cash in the amount of $225,993. We estimate our monthly operating expenses to be approximately $320,000. We do not have sufficient cash on hand to fund our monthly budget for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our oil and gas properties, we will probably find it difficult to raise debt financing from traditional sources. We have traditionally raised our operating capital from the sale of equity and debt securities but there can be no assurance that we will continue to be able to do so.

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

Our operations require that we obtain and maintain licenses and permits from various governmental authorities. Our ability to obtain, maintain or renew such licenses and permits on acceptable terms is subject to changes extensive regulation and to changes, from time-to-time, in those regulations. Also, the decision to grant or renew a license or permit if frequently subject to the discretion of the applicable government. If we cannot obtain, maintain, extend or renew these licenses or permits our business could be harmed.

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

23

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

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders Equity compensation plans not approved by security holders	12,650,000 N/A	$3.75 N/A	7,350,000 N/A
Total	12,650,000	$3.75	7,350,000

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

Results of Operations

For the year ended December 31, 2008 we had a net loss of $30,296,106 as compared to a net loss of $12,825,496 for the year ended December 31, 2007. Our net loss for 2008 is positively affected by revenues of $635,318, stemming from an option agreement with Santos International of $558,696 and consulting revenues of $76,622. The corresponding period in 2007 is affected by revenues of $625,261, stemming from an option agreement with Santos International.

In the year ended December 31, 2008 our operating expenses increased to $20,956,481 from $13,666,431 reported for the same period in 2007. The 53% increase in our total operating expenses is attributable to firstly, exploration costs of $4,648,549 but secondly, also to several factors associated with the increase in the size of our operations and the personnel needed to carry out these operations. 47% of the total operating expenses, or $9,790,874 for the year ended December 31, 2008 is related to stock-based or stock option-based compensation payments, which are non-cash. Compared to the same period in 2007, we recorded stock-based or stock option-based compensations of $7,245,289.

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

          Consulting fees
For the year ended December 31, 2008, we paid consulting fees in the amount of $3,052,920 as compared to consulting fees of $1,400,855 for the year ended December 31, 2007. This increase of 118% is primarily due to a charge of $2,178,331 during 2008 for stock based and stock option based compensation (corresponding figure in 2007 was $340,604), $2,500,781 of which resulted from a March 2008 grant of stocks to consultants working on our operations in Albania as payment for services.

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

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A & B and D & E in Albania with the Albanian authorities (AKBN), which allowed us to reduce a guarantee and release from restriction an additional $2,541,800 in cash that was previously restricted to use only in paying for exploration work in Albania. These funds were released on April 23, 2009. There are no further restrictions or limitations to these funds after the release.

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

          Investing Activities

Net cash outflow from investing activities of $8,082,833 for the year ended December 31, 2008 has increased from $164,425 in the comparable period for 2007. This is mainly due to restricting cash of $10,414,000, mainly for bank guarantees for our projects in Albania and Mongolia. During the past year ended December 31, 2008, we have released a total of $2,462,216 from the restricted cash account in accordance with the Albanian government and as outlined in the two PSCs for our Albanian assets.

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

Going Concern

The consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has historically incurred losses and it incurred a loss of $30,296,106 for the year ended December 31, 2008. Because we have no operating revenues, the Group will require additional working capital to develop its business operations. The cash balance as of December 31, 2008 was $8,177,777, of which $7,951,784 had been restricted for a bank guarantee for the first phase of the work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania) and two escrow accounts for the first phase of our work program in Mongolia (covering the seismic and G&G cost in Mongolia), leaving an available balance of $225,993.

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
Auditor in charge

Zurich, Switzerland
April 15, 2009 (July 21, 2009 as to the effects of
the restatement discussed in Note 23)

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AUDITED

CONSOLIDATED BALANCE SHEETS

	12.31.2008	12.31.2007
	USD	USD
(restated -
ASSETS	refer to
Note 23)
Cash and cash equivalents	225'993	8'480'771
Restricted cash	7'951'784	-
Accounts receivable	96'339	148'346
Prepaid expenses	165'632	125'923
Total current assets	8'439'748	8'755'040

Debt issuance costs	254'311	-
Tangible fixed assets	231'245	153'074
Investment in associate	238'304	238'304
Other non-current assets	-	62'279
Total non-current assets	723'860	453'657

TOTAL ASSETS	9'163'608	9'208'697

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank overdraft	-	2'305
Accounts payable	1'047'315	110'156
Bank loan	1'220'000	-
Accrued expenses Albania fees	-	400'000
Accrued expenses Exploration costs	120'000	-
Accrued expenses VAT	-	264'984
Accrued expenses Professional fees	259'129	408'862
Accrued expenses Interest	98'678	-
Accrued expenses Commissions	70'000	-
Other accrued expenses	122'066	168'192
Total current liabilities	2'937'188	1'354'499

Loan owed to a shareholder	-	39'329
Participation liabilities	640'000	-
Contingently convertible loan	1'739'178	-
Debentures	3'448'540	-
Promissory notes to shareholders	540'646	-
Other non-current liabilities	43'867	-
Total non-current liabilities	6'412'231	39'329

TOTAL LIABILITIES	9'349'419	1'393'828

Common stock (300,000,000 shares authorized, USD 0.001 par value,
119'051'733 and 112,156,488 shares, respectively, issued and outstanding)	119'052	112'156
Additional paid-in capital	43'852'378	21'550'636
Deficit accumulated during the development stage	(44'200'563)	(13'904'456)
Accumulated other comprehensive income	43'322	56'533
Total shareholders' deficit	(185'811)	7'814'870

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	9'163'608	9'208'697

1

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AUDITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended		Period from
05.25.2004
(Inception) to
	12.31.2008	12.31.2007	12.31.2008
	USD	USD	USD
	(restated -		(restated -
OPERATING REVENUES	refer to		refer to
	Note 23)		Note 23)
Other revenues	635'318	625'261	1'375'728
Total revenues	635'318	625'261	1'375'728

OPERATING EXPENSES

Personnel costs	(10'476'663)	(5'656'726)	(16'470'798)
Exploration costs	(4'649'549)	(1'216'510)	(6'024'531)
Depreciation	(52'877)	(15'633)	(99'509)
Consulting fees	(3'052'920)	(1'400'855)	(6'784'999)
Administrative costs	(2'724'471)	(5'376'708)	(10'217'030)
Total operating expenses	(20'956'481)	(13'666'431)	(39'596'867)

Gain from sale of investment	-	-	3'864'197
Loss from sale of investment	-	(900)	(900)
OPERATING LOSS	(20'321'162)	(13'042'070)	(34'357'842)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	64'799	(66'053)	(24'144)
Warrants issuance expense	(9'439'775)	-	(9'439'775)
Interest income	160'556	297'140	503'906
Interest expense	(758'657)	(13'688)	(840'297)
Loss before taxes and equity in net loss of associate	(30'294'240)	(12'824'670)	(44'158'152)

Taxes	(1'867)	(826)	(3'540)
Equity in net loss of associate	-	-	(24'523)
Minority interest in net income	-	-	(18'700)
Net loss	(30'296'106)	(12'825'496)	(44'204'915)

Weighted average number of outstanding shares	114'856'922	108'614'213	105'162'521

Basic and diluted loss per share	(0.26)	(0.12)	(0.42)

2

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AUDITED

CONSOLIDATED CASH FLOW STATEMENT

	For the year ended		Period from
05.25.2004
(Inception) to
	12.31.2008	12.31.2007	12.31.2008
	USD	USD	USD
	(restated -		(restated -
OPERATING ACTIVITIES	refer to		refer to
	Note 23)		Note 23)

Net loss for the period	(30'296'106)	(12'825'496)	(44'204'915)

To reconcile net loss to net cash used
in operating activities

Minority interest in net income	-	-	18'700
Gain from sale of investment	-	-	(3'864'197)
Loss from sale of investment	-	900	900
Equity in net loss of associate	-	-	24'523
Depreciation	52'877	15'633	99'509
Amortization of debt issuance costs	95'599	-	95'599
Warrant issuance expense	9'439'775	-	9'439'775
Exchange differences	(64'799)	66'053	24'144
Interest expense on contingently convertible loan	59'178	-	59'178
Interest expense on debentures	246'529	-	246'529
Increase in participation liabilities	640'000	-	640'000
Decrease / (increase) in receivables	12'298	(220'393)	(256'777)
Decrease / (increase) in other non-current assets	62'279	(62'279)	-
(Decrease) / increase in accounts payables	937'159	(497'084)	510'993
(Decrease) / increase in accrued expenses	(642'165)	1'002'952	528'452
(Decrease) / increase in other non-current liabilities	43'867	-	43'867
Stock-based compensation	9'790'874	7'245'289	17'036'163
Cash flow from operating activities	(9'622'635)	(5'274'424)	(19'557'557)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(131'048)	(164'425)	(409'796)
Sale of tangible fixed assets and computer software	-	-	79'326
Proceeds from sale of investment	-	-	4'000'000
Restricted cash	(7'951'784)	-	(7'951'784)
Acquisition of investment in associate	-	-	(67'747)
Cash flow from investing activities	(8'082'833)	(164'425)	(4'350'001)

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80'019
Issuance of units	1'849'429	13'208'055	15'057'484
Issuance of contingently convertible loan	1'680'000	-	1'680'000
Issuance of debentures	3'760'000	-	3'760'000
Issuance of promissory notes to shareholders	540'646	-	540'646
Issuance of warrants	670'571	-	670'571
Cash arising on recapitalization	-	6'510	6'510
Shareholder loan repaid	(39'329)	(370'591)	(3'385'832)
Shareholder loan raised	-	-	4'653'720
Increase in bank loan	1'220'000	-	1'220'000
Payment of debt issuance costs	(279'910)	-	(279'910)
(Decrease) / increase in bank overdraft	(2'305)	(16'698)	-
Cash flows from financing activities	9'399'102	12'827'276	24'003'207

Net change in cash and cash equivalents	(8'306'366)	7'388'427	95'649

Cash and cash equivalents at the beginning of the period	8'480'771	1'090'098	-
Currency translation effect on cash and cash equivalents	51'588	2'246	130'344
Cash and cash equivalents at the end of the period	225'993	8'480'771	225'993

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1'466'052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193'003
Warrants issued to pay placement commission expenses	-	2'689'910	2'689'910
Debenture interest paid in common shares	213'479	-	213'479

3

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AUDITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

Accumulated
				Deficit	Other
				accumulated	Compre-	Total share	Compre-
			Additional	during the	hensive	holders'	hensive
	Number of	Share	paid-in	development	Income	equity /	Income
SHAREHOLDERS' EQUITY / (DEFICIT)	Shares	Capital	capital	stage	(Loss)	(deficit)	(Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80'000'000	80'000	19	-	-	80'019	-
Currency translation adjustment	-	-	-	-	(77'082)	(77'082)	(77'082)
Net loss for the period	-	-	-	(601'032)	-	(601'032)	(601'032)
Balance December 31, 2004	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)	(678'114)

Balance January 1, 2005	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)	(678'114)
Currency translation adjustment	-	-	-		218'699	218'699	218'699
Net loss for the year	-	-	-	(1'993'932)	-	(1'993'932)	(1'993'932)
Balance December 31, 2005	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)	(2'453'347)

Balance January 1, 2006	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)	(2'453'347)
Forgiveness of debt by major shareholder	-	-	1'466'052	-	-	1'466'052	-
Currency translation adjustment	-	-	-	-	(88'153)	(88'153)	(88'153)
Net income for the year	-	-	-	1'516'004	-	1'516'004	1'516'004
Balance December 31, 2006	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575	(1'025'496)

Balance January 1, 2007	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575	(1'025'496)
Recapitalization transaction (Note 1)	20'110'400	20'110	(356'732)	-	-	(336'622)	-
Stock-based compensation	880'000	880	7'244'409	-	-	7'245'289	-
Private placement of Units, issued for cash	10'330'152	10'330	9'675'667	-	-	9'685'997	-
Private placement of Units	10'709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825'227	825	3'521'232	-	-	3'522'057	-
Currency translation adjustment	-	-	-	-	3'069	3'069	3'069
Net loss for the year	-	-	-	(12'825'496)	-	(12'825'496)	(12'825'496)
Balance December 31, 2007	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870	(13'847'923)

Balance January 1, 2008	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870	(13'847'923)
Stock-based compensation (restated - refer to Note 23)	2'895'245	2'895	9'787'978	-	-	9'790'874	-
Private placement of Units, issued for cash	4'000'000	4'000	1'845'429	-	-	1'849'429	-
Issuance of warrants	-	-	10'110'346	-	-	10'110'346	-
Beneficial Conversion Feature	-	-	557'989	-	-	557'989	-
Currency translation adjustment	-	-	-	-	(13'212)	(13'212)	(13'212)
Net loss for the period (restated - refer to Note 23)	-	-	-	(30'296'106)	-	(30'296'106)	(30'296'106)
Balance December 31, 2008 (restated)	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)	(44'157'241)

4

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

2. GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has historically incurred losses and it incurred a loss of $30,296,106 for the year ended December 31, 2008. Because we have no operating revenues, the Group will require additional working capital to develop its business operations. The cash balance as of December 31, 2008 was $8,177,777, of which $7,951,784 had been restricted for a bank guarantee for the first phase of the work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania) and two escrow accounts for the first phase of our work program in Mongolia (covering the seismic and G&G cost in Mongolia), leaving an available balance of $225,993.

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

Stock based compensation

Stock-based compensation costs are recognized in earnings using the fair-value based method for all awards granted. Compensation costs for unvested stock options and awards are recognized in earnings over the requisite service period based on the fair value of those options and awards. For employees fair value is estimated at the grant date and for non-employees fair value is remeasured at each reporting date as required by EITF 96-18. Fair values of awards granted under the share option plans are estimated using a Black-Scholes option pricing model. The model input assumptions are determined based on available internal and external data sources. The risk free rate used in the model is based on the US treasury rate for the expected contractual term. Expected volatility is based on a weighted basket of historic peer group data.

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

5. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

	USD (held in USD)	USD (held in EUR)	USD (held in CHF)	USD (held in other currencies)	USD TOTAL Dec 31, 2008	USD TOTAL Dec 31,2007
Cash and Cash Equivalents	123,258	520	98,262	3,953	225,993	8,480,771

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

On May 2, 2007, the Company granted 7,850,000 stock options to employees and consultants at a price of USD 4.00 per share. The closing share price at grant date was USD 3.55, hence the strike price was out-of-the-money. These stock options vest over 36 months with 1/12 vested per quarter. Compensation cost, being the fair value of the options at the grant date, is calculated to be USD 13,352,850 of which USD 1,112,738 will be expensed every quarter as the remainder vest.

On May 2, 2007, the Company granted 900,000 stock options to consultants at a price of USD 4.00 per share. These stock options vest over 36 months with 1/12 vested per quarter. The consulting expense for the year ended December 31, 2007 was $340,604 and for the year ended December 31, 2008 it was a credit of $322,450 resulting from the significant decrease in the fair value of the options over the year.

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

For the year ending December 31, 2008, the Company recorded a total charge of $9,577,394 in respect of the equity awards granted under the stock compensation (2007 - $4,278,089). Of this total charge, $7,399,063 and $2,178,331 were recorded in personnel costs and consulting fees, respectively (2007 - $3,937,485 and $340,604 respectively for the same period during 2007).

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

CJSC South Petroleum Company summarized financial information:

The following summarized financial information as of December 31, 2008 and for the period from January 1, 2008 to December 31, 2008 as well as of December 31, 2007 and for the period from January 1, 2007 to December 31, 2007, is presented for CJSC South Petroleum Company which is a material equity method investee that is not consolidated:

Condensed Balance Sheet	2008 31.12.2008 in $ thousand	2007 31.12.2007 in $ thousand
Current assets	4,327	498
Non-current assets	5,044	135
Current liabilities	161	38
Non-current liabilities	11,207	1,500

Condensed Income Statement	2008 in $ thousand	2007 in $ thousand
Gross revenues	0	0
Gross profit	0	0
Loss from continuing operations	5,509	989
Net loss	5,509	989

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

	Year ended	Year ended
	12.31.2008	12.31.2007
	USD
	(restated -
	refer to
	Note 23)	USD
Current tax	1,867	826

Tax expense for the year	1,867	826

Domestic income tax is calculated at 35 per cent of the estimated assessable profit for the year.
Taxation for other jurisdictions is calculated at the rates prevailing in the relevant jurisdictions.

The total change for the year can be reconciled to the accounting profit as follows:

	Year ended	Year ended
	12.31.2008	12.31.2007
	USD
	(restated -
	refer to
	Note 23)	USD

Income / (loss) before tax	(30'294'240)	(12,824,670)

Tax at the domestic income tax rate (35%)	10'602'984	4,488,635
Valuation allowance domestc	(10'602'984)	(4,488,635)
Tax at foreign income tax rate (16.2%)	4'907'667	2,077,597
Valuation allowance foreign	(4'907'667)	(2,077597)
Other tax effects	1,867	826

Effective tax expenses for the year	1,867	826

MATURITY OF TAX-DEDUCTIBLE LOSS CARRY FORWARD

	2008	2007
	USD	USD
2014	2'998'493	2'998'493
2015	-	-
2026	869'600	869'600
2027	2'709'979	2'709'979
2028	15'272'999	-
Total tax-deductible loss carry forward	21'851'071	6'578'072

The Group changed its domestic tax domicile from Switzerland to the United States in April 2007 (change of tax domicile of the ultimate Parent of the Group).

DEFERRED TAX ASSETS

	2008	2007
	USD	USD
Deferred tax assets from operating loss carry forwards	7,356,445	1,738,609
Valuation allowance for deferred tax assets	(7,356,445)	(1,738,609)
Total deferred tax assets	-	-

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

23. RESTATEMENT

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2008, the Company’s management determined that the stock options issued to non-employees should have been remeasured each reporting period in accordance with EITF 96-18. If the stock options for non-employees had been recorded properly, the loss for the year ended December 31, 2008 would have been decreased for the decline in the fair value of the options. As a result, the financial statements have been restated from the amounts previously reported to reflect the proper recording of the consulting expense related to the stock options provided to non-employees.

	As at December 31, 2008
	in USD
	As previously reported	As restated

Additional paid-in capital	44,685,033	43,852,378
Deficit accumulated during the development stage	(45,033,218)	(44,200,563)

			For the period from
	For the year ended		inception to
	December 31, 2008		December 31, 2008
	in USD		in USD
	As		As
	previously		previously
	reported	As restated	reported	As restated

Consulting fees	(3,885,575)	(3,052,920)	(7,617,654)	(6,784,999)
Net loss	(31,128,761)	(30,296,106)	(45,037,570)	(44,204,915)
Basic and diluted loss per share	(0.27)	(0.26)	(0.43)	(0.42)

24. UNAUDITED QUARTERLY FINANCIAL DATA

     MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for the year ended December 31, 2008 and December 31, 2007

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2008, the Company’s management determined that the stock options issued to non-employees should have been remeasured each reporting period in accordance with EITF 96-18. Management has concluded that the impact of the error is not material to the previously filed quarterly reports for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 and therefore does not plan to file amendments to the previously filed quarterly reports on Form 10-Q for those periods. Instead the comparatives for the quarterly reports filed for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 will be updated to reflect the restatement recorded for the year ended December 31, 2008 described in note 23 above. The table below summarizes the impact of the restatements, which will be reported when the relevant quarterly report is filed in 2009.

	As reported	As restated
	(USD)	(USD)

Quarter ended March 31, 2008
Total operating expense	(6,271,171)	(6,006,888)
Net loss	(6,163,605)	(5,899,322)
Basic and diluted earnings per share	(0.05)	(0.05)
Quarter ended June 30, 2008
Total operating expense	(4,734,611)	(4,493,464)
Net loss	(4,233,943)	(3,992,796)
Basic and diluted earnings per share	(0.04)	(0.04)
Quarter ended September 30, 2008
Total operating expense	(6,267,148)	(6,115,098)
Net loss	(15,885,366)	(15,733,316)
Basic and diluted earnings per share	(0.14)	(0.14)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K/A. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K/A, our disclosure controls and procedures were not effective. As a result, we failed to timely file certain disclosure that we were required to timely file on Form 8-K and we made errors in our accounting for certain transactions as described below and an error in our disclosure concerning entitlement to the $1,000,000 earn-out to be made by Santos International Holdings PTY Ltd. pursuant to the October 4, 2006 agreement between our subsidiary, DWM Petroleum, and Santos International Holdings PTY Ltd. All of our previous disclosure with respect to this earn-out reflected that our company was entitled to receive this payment but, in our agreement with DWM Petroleum and its former shareholders dated November 23, 2006, DWM assigned the right to receive that payment to the former shareholders of DWM.

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

On July 16, 2009, our Board of Directors concluded that the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 did not correctly measure the consulting expense incurred by our company during the year. In accordance with accounting principles generally accepted in the United States we should have remeasured the stock option expense for options issued to non-employees at each reporting period. The fair value was not remeasured from the grant date fair value. The result is a decrease in consulting expense of $832,656 recorded in the year ended December 31, 2008 and a corresponding decrease in additional paid in capital. The adjustments do not affect previously reported revenues, cash flows or the company’s cash/liquidity position, and our Board of Directors does not consider the changes to be material. For a discussion of the restatement adjustments refer to Notes 23 and 24 of the consolidated financial statements presented herein.

Limitations on Effectiveness of Controls

Our principal executive officer and our principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

25

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

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at December 31, 2008, our Directors and Executive Officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Heinz J. Scholz	Executive Director, Chairman of the Board	66	April 10, 2007
Alexander Becker	Executive Director, Vice Chairman	49	April 10, 2007
Neil Maedel	Executive Director	50	June 1, 2007
Michael Velletta	Executive Director	51	April 10, 2007
Dr. Richard Schenz	Director	69	November 21, 2008

Name	Position Held with our Company	Age	Date First Elected or Appointed
Erik Herlyn	Chief Executive Officer[1], Chief Operating Officer and Interim Chief Financial Officer	40	June 25, 2007
Rahul Sen Gupta	Former Chief Financial Officer[2]	38	February 8, 2008
Thomas Flottmann	Former Chief Executive Officer[3]	50	February 8, 2008
Peter-Mark Vogel	Former Executive Director[4], Financial Advisor to the Board	44	April 10, 2007

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

Mr. Heinz Juergen Klaus Scholz is a Physicist and Engineer. In the 1980s Mr. Scholz built factories and telecommunication networks in the Former Soviet Union. After the German Reunification he also advised Soviet Ministries regarding the negotiations on the sale of Russia’sRussia's East German telecommunication network to Deutsche Telecom. He has worked in collaboration with scientific institutes in the Russian Federation. Mr. Scholz plays a critical role in targeting, appraising and subsequently acquiring the rights to major oil and gas assets in the Former Soviet Union and its satellite countries.

Alexander Becker, Director (New Ventures)

Mr. Alexander Becker is a PhD Geologist specializing in structural geology and tectonophysics in Central Asia. Mr. Becker was an Exploration Geologist in Central Asia during the 1980s when the Soviets named him the best mapping geologist in the Kyrgyz Republic. As a researcher in the 1990s at Ben Gurion University in Israel, he

________________________________
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

_________________________________________
1 Mr. Becker resigned as CEO on February 8, 2008
2 Mr. Vogel resigned as CFO on February 8, 2008
3 Mr. Vogel resigned as an Executive Director on February 1, 2009
4 Mr. Herlyn was appointed CEO on February 1, 2009
5 Mr. Sen Gupta resigned on February 28, 2009

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Yaroslav Bandurak Chief Technical Officer	2008 2007	120,000 72,500	Nil Nil	Nil Nil	Nil 2,551,028	Nil Nil	Nil Nil	Nil Nil	120,000 2,623,528
Thomas Flottmannn Former CEO[1]	2008 2007	308,000 Nil	Nil Nil	Nil Nil	676,446 Nil	Nil Nil	Nil Nil	12,000 Nil	996,446 Nil

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named Executive Officer certain information concerning the outstanding equity awards as of December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Alexander Becker Former CEO[2]	1,020,833	729,167	Nil	$4.00	May 02, 2017	Nil	Not applicable	Nil	Not applicable
Peter-Mark Vogel Former CFO[3]	1,020,833	Nil	Nil	$4.00	May 02, 2017	Nil	Not applicable	Nil	Not applicable
Erik Herlyn COO/CEO[4]	200,000	200,000	Nil	$5.50	June 25, 2017	250,000	$62,500	Nil	Not applicable
Rahul Sen Gupta Former CFO[5]	133,333	266,667	Nil	$2.10	February 1, 2018	Nil	Not applicable	Nil	Not applicable
Yaroslav Bandurak Chief Technical Officer	875,000	625,000	Nil	$4.00	May 02, 2017	Nil	Not applicable	Nil	Not applicable
Thomas Flottmann Former CEO[6]	200,000	Nil	Nil	$2.10	February 1, 2018	Nil	Not applicable	Nil	Not applicable

Compensation of Directors

We have employment arrangements with our Directors and with our Executive Officers. We entered into employment agreements with three of our Directors and our Executive Officers on April 1, 2007, and these agreements, apart from compensation amounts, have similar terms. We entered into a compensation arrangement

_________________________________________
1 Mr. Flottmann resigned on February 1, 2009
2 Mr. Becker resigned as CEO on February 8, 2008
3 Mr. Vogel resigned as CFO on February 8, 2008
3 Mr. Vogel resigned as Executive Director on February 1, 2009
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

Security ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [11]
Common Stock	Heinz J. Scholz Seegartenstrasse 45 Horgen 8810	23,903,282 [2]	Direct	20.1%
Common Stock	Alexander Becker 1051 Brickley Close Sidney, BC V8L 5L1	19,096,609 [3]	Direct	16.0%
Common Stock	Neil Herman Maedel Lot 10 Port New Prividence Nassau, Bahamas	1,800,000 [4]	Direct	1.5%
Common Stock	Rahul Sen Gupta Alte Wollerauerstrasse 36 Wollerau 8832	396,662 [5]	Direct	0.3%
Common Stock	Yaruslav Bandurak Moskovskaya Str, H 86 AP 38 Bishkek 720021	2,600,000 [6]	Direct	2.2%
Common Stock	Boris Goldinstein Rruga Ismail Pallati 2K AP 1&2	100,000 [7]	Direct	-
Common Stock	Velletta Resources & Technology Corp.[8] 4th Floor, 931 Fort Street Victoria BC V8V 3K3	3,483,334 [9]	Direct	2.9%
Common Stock	Peter-Mark Vogel Haabweg 2 Baech 8806	18,915,265 [10]	Direct	15.9%
Common Stock	Erik Herlyn Am Rain 11 Windisch 5210	483,333 [11]	Direct	0.4%
	TOTAL	70,988,485		59.8%

_________________________________________
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
3 Includes 17,929,943 shares of common stock and 1,166,666 stock options exercisable within 60 days.
4 Includes 800,000 shares of common stock and 1,000,000 stock options exercisable within 60 days.
5 Includes 229,992 shares of common stock and 166,666 stock options exercisable within 60 days.
6 Includes 1,600,000 shares of common stock and 1,000,000 stock options exercisable within 60 days.
7 Includes 100,000 shares of common stock and no stock options exercisable within 60 days.
8Michael Velletta holds voting and dispositive control of Velletta Resources & Technology Corp.
9 Includes 2,750,000 shares of common stock and 733,334 stock options exercisable within 60 days.
10 Includes 17,748,599 shares of common stock and 1,166,666 stock options exercisable within 60 days.
11 Includes 250,000 shares of common stock and 233,333 stock options exercisable within 60 days.

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

10.1	Share Exchange Agreement, dated November 23, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Form of Securities Purchase Agreement (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.3	Form of Escrow Agreement (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.4	Form of Subscription Agreement (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.5	Alexander Becker employment agreement, dated April 1, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.6	Heinz Scholz employment agreement, dated April 1, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.7	Peter-Mark Vogel employment agreement, dated April 1, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.8	Yaroslav Bandurak employment agreement, dated April 1, 2007 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on April 17, 2007)
10.9	Farm-In Agreement, dated April 10, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.10	Talas Gold Consulting Agreement, dated February 20, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.11	Form of Lock-Up Agreement for Affiliates (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.12	Form of Lock-Up Agreement for Minority Shareholders (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)

Exhibit Number	Description
10.13

Employment Agreement between Manas Petroleum Corporation and Neil Maedel as Vice President of Business Development, dated and effective on or about June 1, 2007 (attached as an exhibit to our current report on Form 8-K filed on June 7, 2007)

10.14	Form of Securities Purchase Agreement for July 31, 2007 private placement (attached as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.15	Form of Amendment to the Securities Purchase Agreement for July 31, 2007 (attached as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.16	Sub-Tenancy Agreement, dated October 26, 2006, between Heinz Jurgen Scholz and DWM Petroleum (attached as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.17	Agreement, dated September 5, 2005, between Varuna AG and DWM Petroleum (attached as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.18	Agreement, dated September 5, 2005, between Heinz Jurgen Scholz and DWM Petroleum (attached as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.19	Employment Agreement between Thomas Flottmann and Manas Petroleum Corporation, dated December 1, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on February 26, 2008)
10.20	Employment Agreement between Rahul Sen Gupta and Manas Petroleum Corporation, dated February 1, 2007 (attached as an exhibit to our Current Report on Form 8-K filed on February 26, 2008)
10.21	Form of Loan Agreement dated August 18, 2008 (attached as an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
10.22	Form of Securities Purchase Agreement, Including the Form of the Warrant dated September 4, 2008 (attached as an exhibit to our Current Report on Form 8-K filed on September 19, 2008)
10.23	Letter Agreement with Santos International Operations Pty. Ltd dated August 19, 2008 (attached as an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)
10.24

Letter Agreement dated November 24, 2008 – Phase 1 Completion and Cash instead of Shares (attached as an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)Code of Ethics, adopted May 1, 2007 (attached as an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)

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
21.1

Subsidiaries of Manas Petroleum Corporation
CJSC Somon Oil, Dushambe, Tajikistan, 90% interest
DWM Petroleum, Switzerland, 100% interest
Manas Petroleum AG, Switzerland, 100% interest
Manas Energia Limitada, Chile, 100% interest

23.1*	Consent of Deloitte AG
23.2	Consent of Sanders Ortoli Vaughn-Flam & Rosenstadt LLP (included in Exhibit 5.1)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	2007 Omnibus Stock Option Plan (attached as an exhibit to our Current Report on Form 8-K filed on April 17, 2007)

Exhibit Number	Description
99.2	Amended 2007 Omnibus Stock Option Plan (attached as an exhibit to our Annual Report on Form 10- K filed on April 15, 2009)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By:

/s/ Erik Herlyn
Erik Herlyn
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: July 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Erik Herlyn
Erik Herlyn
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: July 21, 2009

/s/ Ari Muljana
Ari Muljana
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: July 21, 2009

/s/ Heinz Scholz
Heinz Scholz
Chairman and Executive Director
Dated: July 21, 2009

/s/ Michael Velletta
Michael Velletta
Executive Director
Dated: July 21, 2009

/s/ Dr. Richard Schenz
Dr. Richard Schenz
Non-Executive and Independent Director
Dated: July 21, 2009