Form 10-Q/A
period 2009-03-31
MANAS PETROLEUM Corp
filed 2009-07-24
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 of Manas Petroleum Corporation (the “Company”) amends and restates Item 1 and Item 2 of the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on May 20, 2009, in connection with a restatement of the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008. This Amendment No. 1 corrects errors recently discovered by the Company as described below.

Except for the correction of these recently discovered errors, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not update any disclosure from, or reflect any event occurring subsequent to, May 20, 2009, which is the filing date of the original Quarterly Report on Form 10-Q.

On July 16, 2009, the Company concluded that the adjustment regarding the accounting treatment of the Stock Option Plan applied to its financial statements as filed in the original Quarterly Report on Form 10-Q included errors and should be corrected to reflect the correct accounting adjustment. The adjustments do not affect the Company’s reported revenues, its cash flows or its cash/liquidity position and are solely being applied to periods prior to the three months period ended March 31, 2009. Please refer to Note 7 of the financial statements.

Furthermore, On July 16, 2009, the Company concluded that the Company must continue using its previous policy regarding the Defined Benefit Pension Plan and thus reversed the cumulative adjustment of $129,070. Please refer to Note 17 of the financial statements.

Furthermore, this Amendment No. 1 attaches certain agreements that the Company entered into as exhibits. These agreements were omitted from the original Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	03.31.2009		12.31.2008
	USD		USD
	(as restated)		(as restated)
ASSETS

Cash and cash equivalents	144'783		225'993
Restricted cash	5'737'386		7'951'784
Accounts receivable	104'766		96'339
Prepaid expenses	111'407		165'632
Total current assets	6'098'342		8'439'748

Debt issuance costs	210'572		254'311
Tangible fixed assets	214'750		231'245
Investment in associate	238'304		238'304
Total non-current assets	663'626		723'860

TOTAL ASSETS	6'761'968		9'163'608

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	1'109'128		1'047'315
Bank loan	-		1'220'000
Warrant liability	92'639		-
Accrued expenses Exploration costs	174'671		120'000
Accrued expenses Professional fees	159'522		259'129
Accrued expenses Interest	177'315		98'678
Accrued expenses Commissions	70'000		70'000
Other accrued expenses	29'293		122'066
Total current liabilities	1'812'568		2'937'188

Participation liabilities	640'000		640'000
Contingently convertible loan	1'767'189		1'739'178
Debentures	3'545'805		3'448'540
Promissory notes to shareholders	540'646		540'646
Other non-current liabilities	43'864		43'867
Total non-current liabilities	6'537'504		6'412'231

TOTAL LIABILITIES	8'350'072		9'349'419

Common stock (300,000,000 shares authorized, USD 0.001 par value,
119'051'733 and 119'051'733 shares, respectively, issued and outstanding)	119'052		119'052
Additional paid-in capital	35'590'794	1 )	43'852'378	1 )
Deficit accumulated during the development stage	(37'323'230)	1 )	(44'200'563)	1 )
Accumulated other comprehensive income / (loss)
Currency translation adjustment	25'280		43'322
Total shareholders' deficit	(1'588'104)		(185'811)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	6'761'968		9'163'608

1) Refer to Note 7.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATEDFINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATEDSTATEMENTS OF OPERATIONS

	For the three months ended			Period from
05.25.2004
(Inception) to
	03.31.2009	03.31.2008		03.31.2009
	USD	USD		USD
		(as restated)		(as restated)
OPERATING REVENUES

	-	-		1'375'728
Total revenues	-	-		1'375'728

OPERATING EXPENSES

Personnel costs	(1'865'914)	(2'565'657)		(18'336'712)
Exploration costs	(264'260)	(261'612)		(6'288'792)
Depreciation	(16'495)	(9'684)		(116'005)
Consulting fees	(126'785)	(2'546'988)	1 )	(6'911'784)	1 )
Administrative costs	(236'984)	(622'947)		(10'454'013)
Total operating expenses	(2'510'438)	(6'006'888)		(42'107'306)

Gain from sale of investment	-	-		3'864'197
Loss from sale of investment	-	-		(900)
OPERATING LOSS	(2'510'438)	(6'006'888)		(36'868'281)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	84'574	61'938		64'784
Changes in fair value of warrants	500'165	-		500'165
Warrants issuance expense	-	-		(9'439'775)
Interest income	24'505	49'251		528'411
Interest expense	(307'990)	(2'686)		(1'148'287)
Loss before taxes and equity in net loss of associate	(2'209'184)	(5'898'385)		(46'362'983)

Taxes	(455)	(937)		(3'995)
Equity in net loss of associate	-	-		(24'523)
Minority interest in net income	-	-		(18'700)
Net loss	(2'209'639)	(5'899'322)		(46'410'201)

Weighted average number of outstanding shares	119'051'733	112'577'994		105'868'353

Basic and diluted loss per share	(0.02)	(0.05)		(0.44)

1) Refer to Note 7.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the three months ended			Period from
05.25.2004
(Inception) to
	03.31.2009	03.31.2008		03.31.2009
	USD	USD		USD
		(as restated)		(as restated)
OPERATING ACTIVITIES

Net loss for the period	(2'209'639)	(5'899'322)		(46'410'201)

To reconcile net loss to net cash used
in operating activities

Minority interest in net income	-	-		18'700
Gain from sale of investment	-	-		(3'864'197)
Loss from sale of investment	-	-		900
Equity in net loss of associate	-	-		24'523
Depreciation	16'495	9'684		116'005
Amortization of debt issuance costs	43'739	-		139'338
Warrant issuance expense / (income)	(500'165)	-		8'939'610
Exchange differences	(84'574)	(61'938)		(64'784)
Interest expense on contingently convertible loan	28'011	-		87'189
Interest expense on debentures	97'265	-		343'794
(Decrease) / increase in participation liabilities	-	-		640'000
Decrease / (increase) in receivables	45'798	(8'557)		(210'979)
(Decrease) / increase in accounts payables	61'812	(950)		572'806
(Decrease) / increase in accrued expenses	6'158	(261'685)		534'610
Change in pension liability	-	-		43'867
Stock-based compensation	1'418'191	4'273'297	1)	18'454'353	1 )
Cash flow from operating activities	(1'076'907)	(1'949'471)		(20'634'464)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	-	(25'086)		(409'797)
Sale of tangible fixed assets and computer software	-	-		79'326
Proceeds from sale of investment	-	-		4'000'000
Decrease / (increase) restricted cash	2'214'398	-		(5'737'386)
Acquisition of investment in associate	-	-		(67'747)
Cash flow from investing activities	2'214'398	(25'086)		(2'135'604)

FINANCING ACTIVITIES

Contribution share capital founders	-	-		80'019
Issuance of units	-	-		15'057'484
Issuance of contingently convertible loan	-	-		1'680'000
Issuance of debentures	-	-		3'760'000
Issuance of promissory notes to shareholders	-	-		540'646
Issuance of warrants	-	-		670'571
Cash arising on recapitalization	-	-		6'509
Shareholder loan repaid	-	(11'350)		(3'385'832)
Shareholder loan raised	-	-		4'653'720
(Decrease) / increase in bank loan	(1'220'000)	-		-
Payment of debt issuance costs	-	-		(279'910)
(Decrease) / increase in bank overdraft	-	(1'842)		-
Cash flows from financing activities	(1'220'000)	(13'192)		22'783'207

Net change in cash and cash equivalents	(82'509)	(1'987'749)		13'139

Cash and cash equivalents at the beginning of the period	225'993	8'480'771		-
Currency translation effect on cash and cash equivalents	1'299	63'559		131'646
Cash and cash equivalents at the end of the period	144'783	6'556'581		144'783

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-		1'466'052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-		193'003
Warrants issued to pay placement commission expenses	-	-		2'689'910
Debenture interest paid in common shares	-	-		213'479

1) Refer to Note 7.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

Accumulated
				Deficit	Other
				accumulated	Compre-	Total share-	Compre-
			Additional	during the	hensive	holders'	hensive
	Number of	Share	paid-in	development	Income	equity /	Income
SHAREHOLDERS' EQUITY / (DEFICIT)	Shares	Capital	capital	stage	(Loss)	(deficit)	(Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80'000'000	80'000	19	-	-	80'019	-
Currency translation adjustment	-	-	-	-	(77'082)	(77'082)	(77'082)
Net loss for the period	-	-	-	(601'032)	-	(601'032)	(601'032)
Balance December 31, 2004	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)	(678'114)

Balance January 1, 2005	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)
Currency translation adjustment	-	-	-		218'699	218'699	218'699
Net loss for the year	-	-	-	(1'993'932)	-	(1'993'932)	(1'993'932)
Balance December 31, 2005	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)	(1'775'233)

Balance January 1, 2006	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)
Forgiveness of debt by major shareholder	-	-	1'466'052	-	-	1'466'052	-
Currency translation adjustment	-	-	-	-	(88'153)	(88'153)	(88'153)
Net income for the year	-	-	-	1'516'004	-	1'516'004	1'516'004
Balance December 31, 2006	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575	1'427'851

Balance January 1, 2007	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575
Recapitalization transaction (Note 1)	20'110'400	20'110	(356'732)	-	-	(336'622)	-
Stock-based compensation (as restated)	880'000	880	7'244'409	-	-	7'245'289	-
Private placement of Units, issued for cash	10'330'152	10'330	9'675'667	-	-	9'685'997	-
Private placement of Units	10'709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825'227	825	3'521'232	-	-	3'522'057	-
Currency translation adjustment	-	-	-	-	3'069	3'069	3'069
Net loss for the year (as restated)	-	-	-	(12'825'496)	-	(12'825'496)	(12'825'496)
Balance December 31, 2007 (as restated)	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870	(12'822'427)

Balance January 1, 2008 (as restated)	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870
Stock-based compensation (as restated)	2'895'245	2'895	9'787'978	-	-	9'790'874	-	1 )
Private placement of Units, issued for cash	4'000'000	4'000	1'845'429	-	-	1'849'429	-
Issuance of warrants	-	-	10'110'346	-	-	10'110'346	-
Beneficial Conversion Feature	-	-	557'989	-	-	557'989	-
Currency translation adjustment	-	-	-	-	(13'212)	(13'212)	(13'212)
Net loss for the period	-	-	-	(30'296'106)	-	(30'296'106)	(30'296'106)
Balance December 31, 2008 (as restated)	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)	(30'309'318)	1 )

Balance January 1, 2009 (as restated)	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)
Adoption of EITF 07-05	-	-	(9'679'775)	9'086'971	-	(592'804)	-
Stock-based compensation	-	-	1'418'191	-	-	1'418'191	-
Currency translation adjustment	-	-	-	-	(18'042)	(18'042)	(18'042)
Net loss for the period	-	-	-	(2'209'639)	-	(2'209'639)	(2'209'639)
Balance March 31, 2009 (as restated)	119'051'733	119'052	35'590'794	(37'323'230)	25'280	(1'588'104)	(2'227'681)

1) Refer to Note 7.

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manas Petroleum Corporation (“Manas” or the “Company”) and its subsidiaries (“Group”) for the three months ended March 31, 2009 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Group’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

2. GOING CONCERN

The condensed consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. Our cash balance as of March 31, 2009 was $5,882,170, of which $5,737,386 has been restricted for a bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania) and two escrow accounts for the first phase of our work program in Mongolia (covering the seismic and G&G costs in Mongolia), leaving a balance of $144,783. The Group’s net losses since inception until March 31, 2009 were $46,410,201.

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

In order to continue to fund operations for the next twelve months and implement the geological work program for our projects particularly in Central Asia and the Balkan Region as well as to finance continuing operations, the Group will require further funds. We expect these funds will be raised through additional equity and/or debt financing. If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments. If the Company is unable to obtain such funding, or complete farming-out projects, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company’s financial condition.

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

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141(R) “Business Combinations,” which replaces SFAS 141. SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. This statement did not have an effect on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was adopted by the Company as of January 1, 2009 and did not have an impact on the Company’s results of operations, cash flows or financial positions. However, the Company was required to expand its disclosures around the use of and purpose for its derivative instruments, which are discussed below:

The Company’s risk management objectives are to ensure that business and financial exposures to risk that have been identified and measured are minimized using the most effective and efficient methods to reduce, transfer and, when possible, eliminate such exposures. Operating decisions contemplate associated risks and management strives to structure proposed transactions to avoid or reduce risk whenever possible. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company determined that 69,966,707 of the warrants outstanding are not considered indexed to the Company’s own stock under EITF 07-05, as the respective agreements include reset features. As such, the Company determined these warrants to be under the scope of SFAS No. 133, and at March 31, 2009, reclassified the fair value of these derivative instruments of $592,804 from stockholders’ equity to a short-term liability, as described further in Note 9. The fair value of the warrants subject to EITF 07-05, and therefore under the scope of SFAS No. 133, are adjusted to fair market value at the end of each reporting period.

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the Company’s financial position and results of operations. The adoption of as of January 1, 2009 the remaining provisions did not have a material effect on the Company’s financial position and results of operations.

In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted EITF 07-05 as of January 1, 2009 and upon adoption, we reclassified $592,804, comprising of an adjustment of $(9,679,775) to additional paid in capital and $9,086,971 to deficit accumulated during the development stage, from stockholders’ equity to a short-term liability. Additionally, the fair value of the warrants subject to EITF 07-05 are adjusted to fair market value at the end of each reporting period. The impact of the adoption on net loss and on loss per share for the period ended March 31, 2009 was $500,166 and $0 respectively.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 was adopted in the first quarter of 2009. The adoption of SFAS 162 did not have a significant impact on the Company’s results of operations or financial positions.

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

In May 2008 the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which alters the accounting for Convertible Debentures. FSP APB 14-1 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, FSP APB 14-1 requires that when such debt instruments are repaid or converted any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009, and has been applied retrospectively, as required. The adoption of this pronouncement did not have an impact on the Company’s results of operations or financial positions.

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

	March 31, 2009	March 31, 2008
Expected dividend yield	*	0%
Expected volatility	*	50%
Risk-free interest rate	*	4.851%
Expected term(in years)	*	6

* During the three months ended March 31, 2009, the Company did not grant any options.

During the three months ended March 31, 2008, the weighted average fair value of options granted was $1.127 at the grant date (February 1, 2008).

A summary of option activity under the Plans as of March 31, 2009 is presented below:

Options	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value

Outstanding at December 31, 2008	11,650,000	4.00
Granted	0	0
Exercised	0	0
Forfeited or expired	(900,000)	4.00
Outstanding at March 31, 2009	10,750,000	4.00	6.06	0
Exercisable at March 31, 2009	6,399,227	4.09	6.41	0

For the three months ended March 31, 2009 and 2008, Manas recorded a total charge of $1,418,191 and $4,273,297 respectively, with respect to equity awards granted under the stock compensation and stock option plans. In the period ended March 31, 2009 all of these charges were recorded in personnel costs. In the period ended March 31, 2008 the stock based compensation expenses of $1,909,247 and $2,364,050 were recorded in personnel costs and consulting fees respectively. 900,000 stock options granted to consultants have been forfeited as of March 31, 2009. Due to the termination of employment of Thomas Flottmann, Peter-Mark Vogel and Rahul Sen Gupta, their stock option plans have been terminated. However, the options remain exercisable for 90 days after termination. During the three months ending March 31, 2009, no options were granted nor exercised.

A summary of the status of the Company’s non-vested shares as of March 31, 2009 and changes during the period is presented below:

Nonvested options	Shares under option	Weighted- average grant date fair value
Nonvested at December 31, 2008	5,506,548	1.79
Granted	-	0.00
Vested	(754,401)	1.88
Forfeited	(401,374)	1.70
Nonvested at March 28, 2008	4,350,773	1.79

As of March 31, 2009, there was $5,785,089 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.12 years.

During prior periods stock options for consultants have been accounted for under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and expensed the fair value of the stock options at grant date over the vesting period. During the preparation of the financial statements for the three months ended March 31, 2009, the Company determined that it should have accounted for stock options granted to consultants under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services. As such, the fair value of such options is periodically re-measured during the vesting period using the Black-Scholes option-pricing model and expense is recognized over the service / vesting period.

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

In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted EITF 07-05 on the first day of our fiscal year 2009. Based on our analysis we determined that 69,966,707 out of the 73,966,707 warrants outstanding are not considered indexed to the Company’s own stock under EITF 07-05 as the respective agreements include reset features. Hence, we reclassified $592,804, comprising of an adjustment of $(9,679,775) to additional paid in capital and $9,086,971 to deficit accumulated during the development stage, from stockholders’ equity to a short-term liability upon adoption. Additionally, the fair value of the warrants subject to EITF 07-05 are adjusted to fair market value at the end of each reporting period. The impact of the adoption on net loss and on basic and diluted loss per share for the periods ended March 31, 2009 and 2008 was $500,166 and $0 respectively.

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

During the preparation of the financial statements for the three months ended March 31, 2009, the Company determined that in prior periods it did not properly account for its defined benefit pension plan in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”). Accordingly a preliminary adjustment of $129,070 was recorded. However, on July 16, 2009, the Company determined that in prior periods expenses for its defined benefit pension plan were properly accounted for and the preliminary adjustment should not have been recorded. The adjustment of $129,070 was reversed and an amended 10-Q has been filed.

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

Results of Operations

For the three months ended March 31, 2009 we had a net loss of $2,209,639 as compared to a net loss of $5,899,322 for the comparable period ended March 31, 2008.

In the three months ended March 31, 2009 our operating expenses decreased to $2,510,438 from $6,006,888 reported for the same period in 2008. The 58% decrease in our total operating expenses is attributable to firstly personnel changes due to management’s decision to cut down costs, and secondly, also to reduction of administrative costs. 57% of the total operating expenses, or $1,418,191, for the three months ended March 31, 2009 is related to stock-based or stock option-based compensation payments, which are non-cash. Compared to the same period in 2008, where we recorded stock-based or stock option-based compensations of $4,273,297.

Personnel costs

The number of employees was reduced during the three months ended March 31, 2009. As a result, our personnel costs decreased to $1,865,914 from $2,565,657 for the corresponding period in 2008. 76% of the total personnel costs for the three months ended March 13, 2009, or the amount of $1,418,191, is related to a non-cash charge for stock compensation and our stock option plan to obtain and retain qualified management. The non-cash charge for stock compensation and our stock option plan recorded in the three months ended March 31, 2008 was $1,932,565.

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

Consulting fees

For the three months ended March 31, 2009, we paid consulting fees in the amount of $126,785 as compared to consulting fees of $2,546,988 for the period ended March 31, 2008. This decrease of 95% is primarily due to a charge of $2,364,050 for stock based and stock option based compensation, of which $2,500,781 resulted from a March 2008 grant of stocks to consultants working on our operations in Albania as payment for services. In addition, two consulting agreements with stock option based compensation have been terminated and as a consequence the according stock option agreement has been ceased.

Administrative costs

Our administrative costs of $236,984 declined from $622,946 during the three months ended March 31, 2009. This decrease of 62% is primarily due to cost cutting measures taking place in January 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer to allow timely decisions regarding required disclosure.

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

During the preparation of the financial statements for the three months ended March 31, 2009, the Company determined that it should have accounted for stock options granted to consultants under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Con-junction with Selling Goods and Services. As such, the fair value of such options is periodically re-measured during the vesting period using the Black-Scholes option-pricing model and expense is recognized over the service / vesting period. The resulting cumulative adjustment as of December 31, 2008 amounted to $832,655. Based on the Company’s analysis in accordance with SFAS No. 154 “Accounting for Changes and Errors” (SFAS 154”) and Staff Accounting Bulletin No. 108 (“SAB 108”) it was determined that the error was immaterial to any prior periods. However, since it is material to the three months period ended March 31, 2009, the Company corrected the cumulative error in the opening balance sheet as of January 1, 2009 and also adjusted the prior period consolidated statement of operations and consolidated cash flow statement.

During the preparation of the financial statements for the three months ended March 31, 2009, the Company determined that in prior periods it did not properly account for its defined benefit pension plan in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”). However, on July 16, 2009, the Company determined that this was not an error but a change in accounting policy that is not preferable and hence reversed the adjustment of $129,070 again.

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

Production Sharing Contract for Exploration, Development and Production of Petroleum in Onshore Albania – Block “D-E” – between Ministry of Economy, Trade and Energy of Albania and DWM Petroleum dated July 31, 2007

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
CJSC Somon Oil, Dushambe, Tajikistan, 90% interest
DWM Petroleum A.G., Switzerland, 100% interest
Manas Petroleum A.G., Switzerland, 100% interest
Manas Energia Limitada, Chile, 100% interest
Manas Petroleum of Chile Corporation, Canada, 100% interest
Manas Management Services Ltd., Bahamas, 100% interest
(31)	Section 302 Certification
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 906 Certification
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By /s/ Erik Herlyn
Erik Herlyn
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 23, 2009

By /s/ Ari Muljana
Ari Muljana
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: July 23, 2009