Form 10-Q
period 2009-06-30
MANAS PETROLEUM Corp
filed 2009-08-14
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
[   ] Yes    [X] No

ii

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,051,733 shares of common stock as of August 14, 2009.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	06.30.2009	12.31.2008
	USD	USD

ASSETS

Cash and cash equivalents	1'436'558	225'993
Restricted cash	2'950'845	7'951'784
Accounts receivable	122'701	96'339
Prepaid expenses	131'659	165'632
Total current assets	4'641'763	8'439'748

Debt issuance costs	201'120	254'311
Tangible fixed assets	193'226	231'245
Investment in associate	238'304	238'304
Total non-current assets	632'650	723'860

TOTAL ASSETS	5'274'413	9'163'608

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable	150'610	1'047'315
Bank loan	1'000'000	1'220'000
Promissory notes to shareholders	540'646	-
Warrant liability	5'501'763	-
Participation liabilities	416'000	-
Accrued expenses Exploration costs	-	120'000
Accrued expenses Professional fees	72'108	259'129
Accrued expenses Interest	289'387	98'678
Accrued expenses Commissions	-	70'000
Other accrued expenses	31'843	122'066
Total current liabilities	8'002'357	2'937'188

Participation liabilities	224'000	640'000
Promissory notes to shareholders	-	540'646
Contingently convertible loan	1'805'098	1'739'178
Debentures	3'666'347	3'448'540
Other non-current liabilities	43'861	43'867
Total non-current liabilities	5'739'306	6'412'231

TOTAL LIABILITIES	13'741'663	9'349'419

Common stock (300,000,000 shares authorized, USD 0.001 par value,
119'051'733 and 119'051'733 shares, respectively, issued and outstanding)	119'052	119'052
Additional paid-in capital	45'446'518	43'852'378
Deficit accumulated during the development stage	(54'039'352)	(44'200'563)
Accumulated other comprehensive income / (loss)
Currency translation adjustment	6'532	43'322
Total shareholders' deficit	(8'467'250)	(185'811)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	5'274'413	9'163'608

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended			For the six months ended			Period from
05.25.2004
(Inception) to
	06.30.2009	06.30.2008		06.30.2009	06.30.2008		06.30.2009
	USD	USD		USD	USD		USD
		(as restated)			(as restated)
OPERATING REVENUES

	-	593'196		-	593'196		1'375'728
Total revenues	-	593'196		-	593'196		1'375'728

OPERATING EXPENSES

Personnel costs	(1'652'000)	(2'491'243)		(3'515'853)	(5'056'900)		(19'986'651)
Exploration costs	(66'815)	(1'026'399)		(331'075)	(1'288'011)		(6'355'606)
Depreciation	(45'563)	(12'153)		(62'059)	(21'837)		(161'568)
Consulting fees	(427'345)	(144'805)	1)	(554'130)	(2'691'792)	1)	(7'339'129)
Administrative costs	(340'999)	(818'864)		(580'044)	(1'441'811)		(10'797'073)
Total operating expenses	(2'532'722)	(4'493'464)		(5'043'161)	(10'500'351)		(44'640'027)

Gain from sale of investment	-	-		-	-		3'864'197
Loss from sale of investment	-	-		-	-		(900)
OPERATING LOSS	(2'532'722)	(3'900'268)		(5'043'161)	(9'907'155)		(39'401'002)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	50'935	(2'380)		135'509	59'558		115'718
Changes in fair value of warrants	(13'902'391)	-		(13'402'226)	-		(13'402'227)
Warrants issuance expense	-	-		-	-		(9'439'775)
Interest income	22'307	25'100		46'812	74'351		550'718
Interest expense	(352'768)	(115'408)		(660'758)	(118'093)		(1'501'055)
Loss before taxes and equity in net loss of associate	(16'714'639)	(3'992'956)		(18'923'824)	(9'891'339)		(63'077'623)

Taxes	(1'482)	160		(1'936)	(777)		(5'476)
Equity in net loss of associate	-	-		-	-		(24'523)
Minority interest in net income	-	-		-	-		(18'700)
Net loss	(16'716'121)	(3'992'796)		(18'925'760)	(9'892'116)		(63'126'322)

Weighted average number of outstanding shares	119'051'733	113'539'840		119'051'733	113'058'917		106'505'916

Basic and diluted loss per share	(0.14)	(0.04)		(0.16)	(0.09)		(0.59)

1) Refer to Note 7

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the six months ended		Period from
05.25.2004
(Inception) to
	06.30.2009	06.30.2008	06.30.2009
	USD	USD	USD
(as restated)
OPERATING ACTIVITIES

Net loss for the period	(18'925'760)	(9'892'116)	(63'126'322)

To reconcile net loss to net cash used
in operating activities

Minority interest in net income	-	-	18'700
Gain from sale of investment	-	-	(3'864'197)
Loss from sale of investment	-	-	900
Equity in net loss of associate	-	-	24'523
Depreciation	62'059	21'837	161'568
Amortization of debt issuance costs	53'191	17'500	148'790
Warrant issuance expense / (income)	13'402'226	-	22'842'001
Exchange differences	(135'509)	(59'558)	(115'718)
Interest expense on contingently convertible loan	65'920	-	125'098
Interest expense on debentures	217'807	40'491	464'336
Decrease / (increase) in receivables	7'611	(640'046)	(249'166)
(Decrease) / increase in accounts payables	(896'705)	664'675	(385'712)
(Decrease) / increase in accrued expenses	(211'304)	(478'604)	317'147
Change in pension liability	-	-	43'867
Stock-based compensation	2'780'648	5'846'247 1)	19'816'811
Cash flow from operating activities	(3'579'816)	(4'479'574)	(23'777'374)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(24'040)	(90'064)	(433'836)
Sale of tangible fixed assets and computer software	-	-	79'326
Proceeds from sale of investment	-	-	4'000'000
Decrease / (increase) restricted cash	5'000'939	(6'180'000)	(2'950'845)
Acquisition of investment in associate	-	-	(67'747)
Cash flow from investing activities	4'976'899	(6'270'064)	626'898

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80'019
Issuance of units	-	-	15'057'484
Issuance of contingently convertible loan	-	-	1'680'000
Issuance of debentures	-	3'760'000	3'760'000
Issuance of promissory notes to shareholders	-	-	540'646
Issuance of warrants	-	240'000	670'571
(Decrease) / increase in participation liabilities	-	-	640'000
Cash arising on recapitalization	-	-	6'510
Shareholder loan repaid	-	(39'329)	(3'385'832)
Shareholder loan raised	-	-	4'653'720
Repayment of bank loan	(1'220'000)	-	(1'220'000)
Increase in bank loan	1'000'000	-	2'220'000
Payment of debt issuance costs	-	(140'000)	(279'910)
(Decrease) / increase in bank overdraft	-	(2'305)	-
Cash flows from financing activities	(220'000)	3'818'366	24'423'208

Net change in cash and cash equivalents	1'177'083	(6'931'272)	1'272'732

Cash and cash equivalents at the beginning of the period	225'993	8'480'771	-
Currency translation effect on cash and cash equivalents	33'482	59'427	163'826
Cash and cash equivalents at the end of the period	1'436'558	1'608'927	1'436'558

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1'466'052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193'003
Warrants issued to pay placement commission expenses	-	-	2'689'910
Debenture interest paid in common shares	-	57'449	213'479

1) Refer to Note 7

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre- hensive Income (Loss)	Total share- holders' equity / (deficit)	Compre- hensive Income (Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80'000'000	80'000	19	-	-	80'019	-
Currency translation adjustment	-	-	-	-	(77'082)	(77'082)	(77'082)
Net loss for the period	-	-	-	(601'032)	-	(601'032)	(601'032)
Balance December 31, 2004	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)	(678'114)

Balance January 1, 2005	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)
Currency translation adjustment	-	-	-		218'699	218'699	218'699
Net loss for the year	-	-	-	(1'993'932)	-	(1'993'932)	(1'993'932)
Balance December 31, 2005	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)	(1'775'233)

Balance January 1, 2006	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)
Forgiveness of debt by major shareholder	-	-	1'466'052	-	-	1'466'052	-
Currency translation adjustment	-	-	-	-	(88'153)	(88'153)	(88'153)
Net income for the year	-	-	-	1'516'004	-	1'516'004	1'516'004
Balance December 31, 2006	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575	1'427'851

Balance January 1, 2007	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575
Recapitalization transaction (Note 1)	20'110'400	20'110	(356'732)	-	-	(336'622)	-
Stock-based compensation	880'000	880	7'244'409	-	-	7'245'289	-
Private placement of Units, issued for cash	10'330'152	10'330	9'675'667	-	-	9'685'997	-
Private placement of Units	10'709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825'227	825	3'521'232	-	-	3'522'057	-
Currency translation adjustment	-	-	-	-	3'069	3'069	3'069
Net loss for the year	-	-	-	(12'825'496)	-	(12'825'496)	(12'825'496)
Balance December 31, 2007	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870	(12'822'427)

Balance January 1, 2008	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870
Stock-based compensation	2'895'245	2'895	9'787'978	-	-	9'790'874	-
Private placement of Units, issued for cash	4'000'000	4'000	1'845'429	-	-	1'849'429	-
Issuance of warrants	-	-	10'110'346	-	-	10'110'346	-
Beneficial Conversion Feature	-	-	557'989	-	-	557'989	-
Currency translation adjustment	-	-	-	-	(13'212)	(13'212)	(13'212)
Net loss for the period	-	-	-	(30'296'106)	-	(30'296'106)	(30'296'106)
Balance December 31, 2008	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)	(30'309'318)

Balance January 1, 2009	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)
Adoption of EITF 07-05	-	-	(9'679'775)	9'086'971	-	(592'804)	-
Reclassification warrants	-	-	8'493'267	-	-	8'493'267	-
Stock-based compensation	-	-	2'780'648	-	-	2'780'648	-
Currency translation adjustment	-	-	-	-	(36'790)	(36'790)	(36'790)
Net loss for the period	-	-	-	(18'925'760)	-	(18'925'760)	(18'925'760)
Balance June 30, 2009	119'051'733	119'052	45'446'518	(54'039'352)	6'532	(8'467'250)	(18'962'550)

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

2. GOING CONCERN

The condensed consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. Our cash balance as of June 30, 2009 was $4,387,403, of which $2,950,845 has been restricted for a bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania) and two escrow accounts for the first phase of our work program in Mongolia (covering the seismic and G&G costs in Mongolia), leaving a balance of $1,436,558. The Group’s net losses since inception until June 30, 2009 were $63,126,322.

These matters raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A, B and D, E in Albania with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800 at our own disposal without any restrictions or limitations to these funds after the release, which took place by April 23, 2009 following completion of the procedural formalities. On April 4, 2009, we finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia. On May 1, 2009, $1,000,000 of this loan was made available to our company. The remaining $300,000 is subject to further proof of performance of the work program.

Based on our expected monthly burn rate of $320,000 on basic operational activities, we estimate that we have sufficient working capital to fund operations for four months.

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

Based on our business plan, in the next 12 months, we expect to obtain $2,700,000 from internal sources and to need additional funding from external sources of approximately $4,200,000.

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

The accompanying financial data as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 and for the period from inception, May 25, 2004, to June 30, 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2009 and December 31, 2008, results of operations for the three and six months ended June 30, 2009 and 2008 and for the period from inception, May 25, 2004, to June 30, 2009, cash flows for the three and six months ended June 30, 2009 and 2008 and for the period from inception, May 25, 2004, to June 30, 2009 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to June 30, 2009, as applicable, have been made. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank loan, warrant liability, contingently convertible loan, debentures and promissory notes to shareholders. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

Valuation of Freestanding Warrants

FAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires measurement of free standing warrants classified as liability at fair value. In determining the appropriate fair value, the Company used a Black Scholes model. These warrants are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change in fair value of warrants.

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

The Company’s risk management objectives are to ensure that business and financial exposures to risk that have been identified and measured are minimized using the most effective and efficient methods to reduce, transfer and, when possible, eliminate such exposures. Operating decisions contemplate associated risks and management strives to structure proposed transactions to avoid or reduce risk whenever possible. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company determined that 56,439,826 of the warrants outstanding at June 30, 2009 are not considered indexed to the Company's own stock under EITF 07-05, as the respective agreements include reset features. As such, the Company determined these warrants to be under the scope of SFAS No. 133. The fair value of the warrants subject to EITF 07-05, and therefore under the scope of SFAS No. 133, are adjusted to fair market value at the end of each reporting period. Refer to Note 9 for further information.

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

In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock" (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted EITF 07-05 as of January 1, 2009 and upon adoption, we reclassified $592,804, comprising of an adjustment of $(9,679,775) to additional paid in capital and $9,086,971 to deficit accumulated during the development stage, from stockholders’ equity to a short-term liability. Additionally, the fair value of the warrants subject to EITF 07-05 are adjusted to fair market value at the end of each reporting period. The impact of the adoption on net loss and on loss per share for the six months period ended June 30, 2009 was $13,402,226 and $0.11 respectively.

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 will replace Statement 162 and establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently evaluating the requirements of SFAS 168 and does not expect an impact on the Company's results of operations or financial positions.

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

In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of this pronouncement did not have an impact on the Company's results of operations or financial positions.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 during the second quarter of 2009, and its application had no impact on the Company’s results of operations or financial positions..

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 14, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS No. 167 and has not yet determined the impact on the Company’s condensed consolidated financial statements.

5. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

USD (held
	USD (held	USD (held	USD (held	in other	USD TOTAL	USD TOTAL
	in USD)	in EUR)	in CHF)	currencies)	June 30, 2009	Dec 31, 2008
Bank and postal accounts	814'505	1'429	617'362	3'262	1'436'558	225'993
Cash and Cash Equivalents	814'505	1'429	617'362	3'262	1'436'558	225'993

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

6. TANGIBLE FIXED ASSETS

2009	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	129'563	127'379	47'375	304'317
Additions	1'892	50'648	-	52'540
Sales	-	(89'500)	-	(89'500)
Cost at June 30	131'455	88'527	47'375	267'357

Accumulated depreciation at January 1	(36'554)	(26'400)	(10'117)	(73'072)
Depreciation	(15'480)	(41'841)	(4'738)	(62'059)
Sales	-	61'000	-	61'000
Accumulated depreciation at June 30	(52'034)	(7'241)	(14'855)	(74'131)

Net book value at June 30	79'421	81'286	32'520	193'226

Depreciation expense for the six months period ended June 30, 2009 and 2008 were $62,059 and $21,837, respectively. Depreciation expense for the three months period ended June 30, 2009 and March 31, 2009 were $45,563 and $12,153, respectively.

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

The fair value of all of the options was determined using the Black-Scholes option pricing model applying the weighted average assumptions noted in the following table.

	Six months period ended		Three months period ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Expected dividend yield	0%	0%	0%	0%
Expected volatility	90%	50%	90%	50%
Risk-free interest rate	1.170%	4.851%	1.170%	4.851%
Expected term (in years)	2.5	6	2.5	6

The expected volatility is based on a peer group of companies in a similar or the same industry for a period equal to the expected term of the options. During the six months ended June 30, 2009 and 2008, the weighted average fair value of options granted was $0.14 and $1.13 at the grant date, respectively.

The following table summarizes the Company's stock option activity for the six months ended June 30, 2009:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Shares under	exercise	contractual	intrinsic
Options	option	price	term	value

Outstanding at December 31, 2008	11'650'000	4.00
Granted	4400000	0.26
Exercised	0
Forfeited or expired	-3'650'000	3.31
Outstanding at June 30, 2009	12'400'000	2.83	6.08	1'584'000
Exercisable at June 30, 2009	5'958'425	4.07	7.65	91'385

For the six months period ended June 30, 2009 and 2008, the Company recorded a total charge of $2,780,648 and $5,846,247 respectively, with respect to equity awards granted under the stock compensation and stock option plans. For the six months period ended June 30, 2009 $2,728,375 and $52,273 were recorded in personnel costs and consulting fees respectively. During the comparable period 2008 the stock based compensation expenses of $3,542,314 and $2,303,933 were recorded in personnel costs and consulting fees respectively.

For the three months period ended June 30, 2009 the Company recorded a total charge of $1,362,457 with respect to equity awards granted under the stock compensation and stock option plans, of which $1,310,184 was recorded in personnel expense and $52,273 in consulting fees. During the comparable period 2008 the stock based compensation expenses to employees of $1,633,065 were recorded in personnel costs and the stock based compensation expenses to consultants positively affected consulting fees by $113,596.

Due to the termination of employment of Thomas Flottmann, Peter-Mark Vogel and Rahul Sen Gupta, their stock option plans have been terminated. These options remained exercisable for 90 days after termination and forfeited unexercised during the six months ended June 30, 2009. 900,000 stock options granted to consultants also forfeited during the six months ended June 30, 2009.

On April 28, 2009, we granted stock options to an aggregate of three people, one of whom is an officer of our Company, one was an employee of our Company at grant date and one is an executive officer of a corporate consultant to our Company, to purchase an aggregate of 4,400,000 shares of our common stock at an exercise price of $0.26 per share, for a term expiring April 28, 2012. The options will vest in 12 installments every three months, with each installment equal to 1/12th of the total number of options granted to the optionee.

A summary of the status of the Company’s non-vested shares as of June 30, 2009 and changes during the period is presented below:

		Weighted-
		average
	Shares under	grant date
Nonvested options	option	fair value
Nonvested at December 31, 2008	5'506'548	1.79
Granted	4'400'000	0.14
Vested	(1'674'914)	1.64
Forfeited	(1'790'059)	1.49
Nonvested at June 30, 2009	6'441'575	0.79

As of June 30, 2009, there was $ 5'603'163 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.26 years.

During prior periods stock options for consultants have been accounted for under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and expensed the fair value of the stock options at grant date over the vesting period. During the preparation of the financial statements for the three months ended March 31, 2009, the Company determined that it should have accounted for stock options granted to consultants under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services. As such, the fair value of such options is periodically remeasured during the vesting period using the Black-Scholes option-pricing model and expense is recognized over the service / vesting period.

Based on the Company's analysis in accordance with SFAS No. 154 "Accounting for Changes and Errors" (SFAS 154") and Staff Accounting Bulletin No. 108 ("SAB 108") it was determined that the error was immaterial to prior periods. However, the adjustments were recorded in the prior period Statement of Operations and amounted to a reduction of consulting expense of $241,147 and $505,430 for the three and six months periods ended June 30, 2008, respectively. There was no impact on Earnings per Share for the two corresponding periods. The cash flow statement was adjusted for this error accordingly.

8. DEBENTURE

On April 30, 2008, the Company successfully negotiated a mezzanine tranche of bridge financing and raised $4,000,000 through the issuance of 4,000 debenture notes (Debentures) of $1,000 each and 1,000,000 detachable warrants. The warrants are exercisable to purchase the Company’s unregistered common shares at $2.10 per share and will expire on April 30, 2010. The net proceeds after paying a finders fee were $3,790,000. The Debentures bear an interest of 8% per annum payable twice a year (June and December) and are due and payable in full two years from the date of issuance (April 30, 2010). The Debentures can be prepaid along with any unpaid interest at the Company’s request without prepayment premium or penalty. The Debentures can be converted into unregistered common shares at any time on demand of the holder at a conversion price based upon the average price of the 20 days trading price prior to conversion. The conversion price of 2,000 of the Debentures is subject to a floor of $1.00 per share. Interest can be paid in the equivalent amount of unregistered common shares of the Company. If the Company issues shares for proceeds in excess of $40,000,000, then up to 50% of the proceeds are required to be used to pay down the Debentures.

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

For the six months ended June 30, 2009 and June 30, 2008 we have accreted the Debentures for the discount, including the beneficial conversion feature of $217,807 and $40,491, respectively. For the three months period ending June 30 2009 and June 30, 2008, we have accreted $120,543 and $40,491, respectively. At June 30, 2009 and December 31, 2008, the unamortized debt discount relating the debenture amounted to $333,653 and $551,460, respectively.

9. WARRANTS

In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted EITF 07-05 on the first day of our fiscal year 2009. Based on our analysis we determined that 69,966,707 out of the 73,966,707 warrants outstanding are not considered indexed to the Company’s own stock under EITF 07-05 as the respective agreements include reset features. Hence, we reclassified $592,804, comprising of an adjustment of $(9,679,775) to additional paid in capital and $9,086,971 to deficit accumulated during the development stage, from stockholders’ equity to a short-term liability upon adoption. Additionally, the fair value of the warrants subject to EITF 07-05 are adjusted to fair market value at the end of each reporting period. The impact of the adoption on net loss and on basic and diluted loss per share for the six months ended June 30, 2009 was $13,402,226, and $0.11 respectively while the impact of the adoption on net loss and on basic and diluted loss per share for the three months ended June 30, 2009 was $13,902,391and $0.12 respectively.

On April 10, 2009 17,526,881 Warrants from the Warrant A Equity Series granted on April 10, 2007 expired unexercised.

On May 14, we asked each holder of the Warrants that had a price protection clause to agree to amend their Warrants to delete the price protection clause. As and when any of the holders of these Warrants agree to the proposed amendment, we will provide them with an amended Warrant certificate that shows the price protection clause as having been deleted. As of June 30, 2009, the following Warrant agreements have been amended and, in accordance with EITF 07-05, needed to be reclassified as stockholder’s equity:

	# of				Fair value at date of
Warrant series	Warrants	Strike price	Grant date	Expiry date	reclassification
Warrant B Equity PP1	21'725'135	0.59	April 10, 2007	April 10, 2010	$6'165'981
Warrant Equity PP2 31-07-2007	2'212'435	0.59	July 31, 2007	July 31, 2009	$166'277
Brokerage Warrant PP # 1	5'812'248	0.59	April 10, 2007	April 10, 2010	$1'918'805
Brokerage Warrant PP # 2	139'958	0.59	July 31, 2007	July 31, 2009	$6'809
Debenture Warrants	889'831	0.59	April 30, 2008	April 30, 2010	$235'394
Total					8'493'267

As of June 30, 2009 and December 31, 2008, the Company had a total of 56,439,826 and 73,966,707 warrants outstanding to purchase common stock, respectively. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has enough shares of common stock authorized in the event that these warrants are exercised.

10. BANK LOAN

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. The Group immediately paid back its bank loan of $1,220,000 and accumulated interest of $34,248 relating to a loan agreement with a group of investors that was signed on September 21, 2008.

On April 24, 2009, we finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia. The basic terms negotiated include a 10.8 percent per annum interest, which is netted with the interest accrued on the escrow agreement in Mongolia, and a repayment date of April 24, 2010. On May 1, 2009, $1,000,000 of this loan was made available to our Company. The remaining $300,000 is subject to further proof of performance of the work program. The funds obtained will be used for financing the oil exploration carried out in Mongolia.

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

We have accreted the Loans for the discount that relates to the six months period ended June 30, 2009 and 2008 of $65,920 and $0, respectively. For the three months period ended June 30, 2009 and 2008, we have accreted $37,909 and $0, respectively. At June 30, 2009 and December 31, 2008 the unamortized debt discount relating the contingently convertible loan amounted to $194,902 and $260,822, respectively.

12. PROMISSORY NOTE

On December 5, 2008, the Company borrowed $540,646 from four Directors at no discount to the principal amount by selling promissory notes to shareholders (“Shareholder Notes”). The parties agreed that no interest shall accrue on the Shareholder Notes unless the Company breaches the repayment schedule. The repayment of the principal amount of the Shareholder Notes has to occur if the Company raises greater than $1,000,000 in financing or 90 days after written demand for repayment by the Shareholder Notes holder, whichever is first. The Company may also repay any or all of the principal amount of the Shareholder Notes at any time without notice, bonus or penalty. In the event that the Company fails to make a payment when it is due, the Company will pay interest on the outstanding principal amount of the Shareholder Notes at the rate of 12% per annum until the Shareholder Notes are paid in full.

For the three months ended June 30, 2009, the Company has not received any written demand for repayment, but on May 1, 2009, received $1,000,000 in financing (refer to Note 10). Therefore, as the payment falls due immediately, but so far has not been paid yet, interest is being accrued. Interest expense of $10,665 has been recorded in the three and six months period ended June 30, 2009 and was accrued as of June 30, 2009.

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

For the three and six months period ended June 30, 2009, the participation liability was not reduced as the Company has not incurred any expenses on these work programs. For the next 12 months we anticipate to conduct $1,300,000 of the $2,000,000 work program and therefore classify $416,000 of the Participation Liability as short-term liability.

15. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
	Country	June 30, 2009	Dec 31, 2008
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
Manas Petroleum AG, Baar (2)	Switzerland	100%	100%
CJSC South Petroleum Company, Jalalabat (3)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (4)	Rep of Tajikistan	90%	90%
Manas Petroleum of Chile Corporation, Victoria (5)	Canada	100%	100%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Manas Gobi LLC, Ulaan Baator (8)	Mongolia	84%	n/a

(1)	Including Branch in Albania
(2)	Founded in 2007
(3)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(4)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(5)	Founded in 2008
(6)	Founded in 2008
(7)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(8)	Manas Gobi LLC was founded by DWM Petroleum AG on April 30, 2009

The ultimate control owner of the Group is the management of the Group (39%). Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

The following table provides the total amount of transactions, which have been entered into with related parties for the relevant financial period:

Board of directors	Six months period ended		Three months period ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Payments to directors for office rent	24'923	93'108	-25'226	50'149
Payments to related companies controlled by directors
for rendered consulting services	190'700	5'814	184'886	5'814

	June 30, 2009	June 30, 2008
	USD	USD
Promissory notes from directors	386'305	-

Promissory note from former director (Peter-Mark Vogel) agreed on Dec 5, 2008 over USD 154,341

16. COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Kyrgyz Republic, Republic of Tajikistan, Chile and Albania)

In the ordinary course of business, the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Chile, Mongolia and Albania may be subject to legal actions and complaints. Management believes that the ultimate liability, if any, arising from such actions or complaints will not have a material adverse effect on the financial condition or the results of future operations of the associate/subsidiaries in the Kyrgyz Republic, Republic of Tajikistan, Chile and Albania.

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

No litigation has been commenced as of June 30, 2009. Manas and IPR are firmly of the view that Energy Focus no longer has any right to join the consortium. While Energy Focus has not accepted this position, they have not commenced litigation.

At June 30, 2009, there had been no legal actions against the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Chile and Albania.

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

	Six months period ended		Three months period ended
Pension expenses	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	USD	USD	USD	USD
Net service cost	14'626	5'165	7'313	2'582
Interest cost	9'376	4'580	4'688	2'290
Expected return on assets	(7'037)	(4'516)	(3'511)	(2'258)
Amortization of net (gain)/loss	0	0	0	0
Net periodic pension cost	16'965	5'229	8'490	2'614

During the six months period ended June 30, 2009 and 2008 the Company made cash contributions of approximately $22,200 and $136,086, respectively to its defined benefit pension plan. The company expects to make additional cash contributions of approximately $15,380 to its defined benefit pension plans during the remainder of 2009.

18. FAIR VALUE MEASUREMENT

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets carried at fair value as of June 30, 2009 are classified in one of the three categories as follows:

	Level 1	Level 2	Level 3	Total
Warrants	$-	$-	$5'501'763	$5'501'763
Total	$-	$-	$5'501'763	$5'501'763

The following table summarizes the changes in the fair value of the Company’s level 3 financial assets and liabilities for the period ending June 30, 2009:

Balance at January 1, 2009	-
Total gains (losses) realized and unrealized:
Included in earnings, as a part of change in fair value of warrants	13'402'226	1)
Included in other comprehensive income	-
Purchase, sale, or settlement	(8'493'267)	2)
Net transfer in / (out) of level 3	592'804	3)
Balance at June 30, 2009	5'501'763
1) Recorded in Change in fair value of warrants.
2) Reclassification as equity instrument.
3) Transfer in upon adoption of EITF 07-05.

19. EARNINGS PER SHARE

Loss per share is calculated as Net Loss for the three months period ended June 30, 2009 divided by 119,051,733 outstanding shares and as Net Loss for the three months period ended on June 30, 2008 divided by 113,539,840 outstanding shares.

Loss per share is calculated as Net Loss for the six months period ended June 30, 2009 divided by 119,051,733 outstanding shares and as Net Loss for the six months period ended on June 30, 2008 divided by 113,058,917 outstanding shares.

For the six and three months period ended June 30, 2009 and June 30, 2008 all share options, warrants and shared underlying convertible debt instruments were excluded from the calculation of the diluted weighted average number of shares, because the Group made a net loss during the calculation period and the effect of their inclusion would be anti-dilutive.

20. COMPREHENSIVE INCOME (LOSS)

The comprehensive income (loss) are as follows:

	Six months period ended		Three months period ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	USD	USD	USD	USD
Net loss	(18'925'760)	(9'892'116)	(16'716'121)	(3'992'796)
Currency translation adjustment	(36'790)	(129)	(18'749)	1'621
Total comprehensive income (loss)	(18'962'550)	(9'892'245)	(16'734'870)	(3'991'175)

21. SUBSEQUENT EVENT(S)

On July 21, 2009, we announced that our wholly owned subsidiary, DWM Petroleum AG signed an extended farm-out term sheet covering certain Blocks in Albania to a finance group of international oil and gas investors. Both parties have agreed to keep the terms confidential until the signing of a shareholders’ agreement.

On July 28, 2009, Somon Oil was granted the Tajik “North-West” petroleum license which covers 2,492 square kilometers (615,784 acre) of exploration area. The license entitles for 7 years of exploration. In case of discovery, Somon Oil has an exclusive right on the discovered field. The license area is located in the north part of the Sugd region, and is bordering with Uzbekistan and the Uzbek pipeline network. In the south-west the license area is adjacent with Somon Oil’s western license areas Novobod and Obchai-Kalacha.

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

As used in this quarterly report, the terms “we”, “us”, and “our” refer to Manas Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum A.G., a Swiss company, Manas Petroleum A.G., a Swiss company, Manas Energia Chile Limitada, a Chilean company, Manas Petroleum of Chile Corporation, a Canadian company, Manas Management Services Ltd., a Bahamian company, and its partially owned subsidiary CJSC Somon Oil Company, a Tajikistan company, and its 25% ownership interest in CJSC South Petroleum Company, a Kyrgyz company, as the context may require.

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

The Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Results of Operations

For the six months period ended June 30, 2009 we had a net loss of $18,925,760 as compared to a net loss of $9,892,116 for the comparable period ended June 30, 2008. 73% of the net loss, or $13,902,391, for the six months period ended June 30, 2009 is related to the non-cash charge for a change of the fair value of warrants.

For the six months period ended June 30, 2009 our operating expenses decreased to $5,043,161 from $10,500,351 reported for the same period in 2008. The 52% decrease in our total operating expenses is attributable firstly to personnel changes and reduction of administrative costs due to management’s decision to cut down costs, and secondly, to reduced exploration costs. 55% of the total operating expenses, or $2,780,648, for the six months period ended June 30, 2009 is related to stock-based or stock option-based compensation payments, which are non-cash. Compared to the same period in 2008, where we recorded stock-based or stock option-based compensations of $5,846,247.

Personnel costs

For the six months period ended June 30, 2009 our personnel costs decreased to $3,515,853 from $5,056,900 for the corresponding period in 2008. This decrease of 30% or 1,541,047 in the six months period comparison is due to management’s decision to cut down costs from the beginning of 2009.

For the six months period ended June 30, 2009 78%, or $2,728,375, is related to a non-cash charge for stock compensation and our stock option plan to obtain and retain qualified management. In the corresponding period in 2008 70%, or $3,542,314, was related to a non cash-charge for stock compensation and our stock option plan to obtain and retain qualified management.

Exploration costs

For the six months ended June 30, 2009, we incurred exploration costs of $331,075 as compared to $1,288,011 for the corresponding period in 2008. This decrease of 74% is mostly attributable to reduced exploration activity in Albania and Tajikistan during the six months ended June 30, 2009 due firstly to the results of analysis of reprocessed data, and secondly, to the technical and administrative preparation for further exploration activities to be started in the second half of 2009.

Consulting fees

For the six months ended June 30, 2009, we paid consulting fees in the amount of $554,130 as compared to consulting fees of $2,691,792 for the period ended June 30, 2008. This decrease of 79% is affected by a grant of stock option-based compensation to consultants of $52,273 for the six months ended June 30, 2009 as compared to $2,303,933 for the corresponding period in 2008.

Administrative costs

For the six months ended June 30, 2009, our administrative costs declined to $580,044 from $1,441,811 during the six months ended June 30, 2009. This decrease of 60% or 861,767 is attributable to management’s decision to cut down costs from the beginning of 2009.

The Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Results of Operations

For the three months period ended June 30, 2009 we had a net loss of $16,716,121 as compared to a net loss of $3,992,796 for the comparable period ended June 30, 2008. 83% of the net loss, or $13,902,391, for the three months period ended June 30, 2009 is related to the non-cash charge for a change of the fair value of warrants.

For the three months period ended June 30, 2009 our operating expenses decreased to $2,532,722 from $4,493,464 reported for the same period in 2008. The 44% decrease in our total operating expenses is also attributable to management’s decision to cut down costs and reduced exploration costs. During the three months period ended June 30, 2009 54% of the total operating expenses, or $1,362,457, for the three months period ended June 30, 2009 is related to a non cash-charge for stock compensation and our stock option plan to obtain and retain qualified management. Compared to the same period in 2008, $1,519,469 was related to a non cash-charge for stock compensation and our stock option plan to obtain and retain qualified management.

Personnel costs

For the three months period ended June 30, 2009 the personnel costs decreased to $1,652,000 from $2,491,243 for the three months period ended June 30, 2008. This decrease of 34% or 839,243 in the three months period comparison is due to management’s decision to cut down costs from the beginning of 2009 and to reduce the number of employees.

For the three months period ended June 30, 2009 79%, or $1,310,184, is related to a non-cash charge for stock compensation and our stock option plan to obtain and retain qualified management. In the corresponding three months period ended June 30, 2008 66%, or $1,633,065, is related to a non cash-charge for stock compensation and our stock option plan to obtain and retain qualified management.

Exploration costs

For the three months ended June 30, 2009 the exploration costs decreased 93% to $66,815 from $1,026,399 for the corresponding period in 2008, because of reduced exploration activity in Albania and Tajikistan during the three months ended June 30, 2009 due firstly to the analysis of reprocessed data, and secondly, to the technical and administrative preparation for further exploration activities to be started in the second half of 2009.

Consulting fees

For the three months ended June 30, 2009, we paid consulting fees in the amount of $427,345 as compared to consulting fees of $144,805 for the corresponding period in 2008. The increase of 195% is attributable to our entering consulting agreements with employees whose employment agreements were terminated in the beginning of 2009.

For the three months ended June 30, 2009, 12% or $52,273, is related to a non-cash charge for stock option compensation to consultants. In the corresponding period in 2008 consulting fees were positively affected by $113,596, which was related to a change in fair value of stock options to consultants.

Administrative costs

For the three months ended June 30, 2009, our administrative costs declined to $340,999 from $818,864 during the three months ended June 30, 2009. This decrease of 58% or 477,865 is attributable to management’s decision to cut down costs from the beginning of 2009.

Liquidity and Capital Resources

Our cash balance as of June 30, 2009 was $4,387,403 of which $2,950,845 is restricted to finance the bank guarantees for the first phase of our work program in Albania (covering the seismic and geological and geophysical (geological and geographical) costs in Albania) and in Mongolia (covering the seismic and geological and geographical costs in Mongolia), leaving a balance of $1,436,558. In order to continue to fund operations for the next 12 months and implement the geological work program for our projects particular in Central Asia and the Balkan Region as well as to finance continuing operations, our group of companies will require further funds. We expect these funds will be raised through additional equity and/or debt financing (private placements). If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments.

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. We immediately paid our bank loan of $1,220,000 and accumulated interest of $34,248. As a result, we were able to free up cash in the amount of $745,752 net of all costs and charges at our own disposal (no restriction or limitation of these funds after release).

On March 6, 2009, we negotiated new work programs for our two PSCs for the Blocks A,B and D,E with the Albanian National Petroleum Agency (NPA later AKBN, National Agency of Natural Resources). The new work programs need to be formally approved by the AKBN.

On April 3, 2009, we successfully ratified the new work programs for our exploration blocks A, B and D, E in Albania and had them approved with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800 at our own disposal without any restrictions or limitations to these funds after the release, which took place by April 23, 2009 following completion of the procedural formalities. In addition, we finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia. On May 1, 2009, $1,000,000 of this loan was made available to our company. The remaining $300,000 is subject to further proof of performance of the work program.

Our capital commitments are disclosed in this quarterly report on Form 10-Q for the six and three months ended June 30, 2009 as well as in our annual report on form 10-K for the year ended December 31, 2008. There have been no material changes in these commitments as of June 30, 2009.

Operating Activities

Net cash outflow from operating activities of $3,579,816 for the six months ended June 30, 2009 has decreased from $4,479,574 in the comparable period 2008. This is mainly due to management’s decision to cut down costs from beginning of 2009. As a consequence, the number of employees and the administrative costs have been reduced. Additionally, during the first two quarters of 2008, we had extensive exploration activities in Albania and Tajikistan.

Investing Activities

Net cash inflow from investing activities of $4,976,899 for the six months ended June 30, 2009 has changed from a net cash outflow of $6,270,064 in the comparable period for 2008. This is due to the establishment of the bank guarantee for the first exploration phase in Albania in the second quarter of 2008. The reduction of the bank guarantee in Albania and the reduction of the amount on the escrow agreement in Mongolia during the six months period ended June 30, 2009 have positively affected our Cash Flow from Investing Activities by $5,000,939.

Financing Activities

Net cash outflow from financing activities of $220,000 for the six months ended June 30, 2009 has changed from a net cash inflow of 3,818,366 in the comparable period for 2008. During the six months period ended June 30, 2008 Cash Flow from Financing Activities was positively affected by the issuance of Debentures in the second quarter of 2008 by $3,860,000.

Cash Flows

	Three Months Ended
	June 30
	2009	2008
Net cash (used in) Operating Activities	$(3,579,816)	$(4,479,574)
Net cash provided by (used in) Investing Activities	$4,976,899	$(6,270,064)
Net cash provided by (used in) Financing Activities	$(220,000)	$3,818,366
Change in Cash and Cash Equivalents During the Period	$1,177,083	$(6,931,272)

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

Specifically, we estimate our cash needs for the next 12 months to be as follows:

Expense	Amount
Geological & Geophysical	1'276'000
General & Administrative	3'128'577
Financing	1'613'333
Legal	208'560
Audit	440'000
Open Commitments	219'680
Total Expenses planned for next 12 months	6'886'150

As an operator, we have no seismic or drilling commitments for the next 12 months in Albania, Mongolia and Tajikistan. As a non-operator, we have no seismic or drilling commitments in Chile for the next 12 months. In Kyrgyz Republic, the operational costs, including seismic are fully carried by our partner Santos. In Mongolia, we have currently a geological and geographical commitment of $1,300,000 for the next 12 months. Should we be able to raise funds through equity financing, debt financing or other sources, such as additional farm-out agreements, we would increase or speed up our programs.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

The consolidated financial statements have been prepared on the assumption that we will continue as a going concern. We have historically incurred losses and have incurred a loss of $16,716,121 and 3,992,956 for the six and three months ended June 30, 2009 respectively. Because of these historical losses, we will require additional working capital to develop our business operations. Our cash balance as of June 30, 2009 was $4,387,403, of which $2,950,845 has been restricted for a bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geographical costs in Albania) and two escrow accounts for the first phase of our work program in Mongolia (covering the seismic and geological and geographical cost in Mongolia), leaving a balance of $1,436,558.

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. We immediately repaid our bank loan of $1,220,000 and accumulated interest of $34,248. As a result, we were able to free up cash in the amount of $745,752 net of all costs and charges at our own disposal (no restriction or limitation of these funds after release).

As of February 1, 2009, the corporate cost base had been reduced significantly and therefore, also the expected monthly burn rate from around $650,000 to around $320,000 on basic operational activities. The main source of the cost savings stem from a reduction in the number of personnel as well as significant salary cuts at the Board of Directors level.

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A & B and D & E in Albania with the Albanian authorities (AKBN), which allowed us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800. There are no further restrictions or limitations to these funds after the release, which took place by April 23, 2009 following completion of the procedural formalities. In addition we finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia. On May 1, 2009, $1,000,000 of this loan was made available to our company. The remaining $300,000 is subject to further proof of performance of the work program.

Based on the revised cost base we estimate that we have sufficient working capital to fund operations for four months from July 2009. In order to continue to fund operations through July 2010 and execute the strategy to develop our assets, we will require further funds. We expect to secure these additional funds through possible disposals or farm-outs of our existing interests and we are currently in active negotiations with interested parties for such transactions.

We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans as well as limit our financial obligations by farming-out projects to third parties.

The continuation of business is dependent upon obtaining such further financing. The issuance of additional equity securities could result in a significant dilution in the equity interests of current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase liabilities and future cash commitments.

There are no assurances that we will be able to complete the disposals or farm-outs of our existing interests or to obtain additional financing through either private placement, public offerings and/or bank financing necessary to support our working capital requirements. Nevertheless after making enquiries, and considering the uncertainties above, the directors have a reasonable expectation that we will have adequate resources to continue our operations for the foreseeable future.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Based on our business plan, we expect to obtain $2,700,000 from internal sources and to need additional funding from external sources of approximately $4,200,000.

Recent Developments

We are primarily focused on our operations in Albania, Kyrgyz Republic, Tajikistan, Mongolia and Chile. Since the end of our most recent fiscal year, various developments have affected these operations.

Albania

On April 3, 2009, we successfully negotiated new work programs under our two production sharing contracts for our exploration blocks A & B and D & E in Albania with the Albanian authorities. For the production sharing contract covering blocks A & B, we reduced the minimum seismic line kilometers from 300 km of 2D seismic to 189 km for the first phase, which was completed by December 31, 2008. For production sharing contract covering blocks D & E, we reduced the minimum seismic line kilometers from 300 km to 105 km of 2D seismic for the first phase.

On April 21, 2009, we entered into a non-binding letter of intent with an unrelated third party concerning the possible farmout, by that third party, to our Albanian properties. The letter of intent is subject to, among other conditions, the negotiation and execution of a formal agreement which is currently prepared. The party has completed a due diligence.

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

Kyrgyz Republic

South Petroleum Company (SPC), in which Manas Petroleum owns a 25% interest, prepared the drilling of the first shallow light oil target, the North Aizar 1 well. The target depth is 2000 meters. A new roof of productive Paleogene deposits was drilled in. The drilling operations will being carried out by the contractor CJSC “Sherik” with whom a contract was finalized.

The drilling of an exploration well at the North Ayzar -1 (Tuzluk license) prospect by the Kyrgyz joint venture, SPC (South Petroleum Company) was spudded on June 15, 2009. The North Ayzar- 1 is to test tertiary-aged (Palaeogene) clastics and carbonates reservoirs between 1650 and 1900m. Projected total depth of this well is 1950m and it was expected to take from 20 to 30 days to drill. Following the drilling of the North Ayzar-1, the drill rig is scheduled to be moved to a second deeper prospect called the Huday Nazar in the Soh license area where drilling would commence approximately 2 weeks later. Should drilling be sufficiently encouraging, testing and completion of the wells would be made following the drilling of the Huday Nazar.

Tajikistan

Somon Oil, in which Manas Petroleum holds a 90% interest has started to prepare a seismic campaign which will cover 123 KM of 2-D seismic and which is planned to commence in September 2009. This included environmental licenses, preparation of a field camp and finalizing a seismic program. A letter of award for the seismic is signed to the Iranian geophysical company OEOC.

On July 28, 2009, Somon Oil was granted the Tajik “North-West” petroleum license which covers 2,492 square kilometers (615,784 acre) of exploration area. The license entitles for 7 years of exploration. In case of discovery, Somon Oil has an exclusive right on the discovered field. The license area is located in the north part of the Sugd region, and is bordering with Uzbekistan and the Uzbek pipeline network. In the south-west the license area is adjacent with Somon Oil’s western license areas Novobod and Obchai-Kalacha. Existing exploration data within the North-West license area contain 6 wells and 1,100 km of 2-D seismic which was acquired during Soviet exploration campaigns between 1964 and 1992. Somon Oil targets large four-way closure prospects in the North-West license area at a depth of 3.5 – 4.5 km. The 7 years work program contains 400 km of 2-D seismic, 100 square kilometers of 3-D seismic and 2 deep wells. Financing for the exploration up to discovery is secured by the existing option farmout to Santos International Holdings PTY Ltd.

Chile

In connection with our consortium’s operations in Chile and as part of the geological and geophysical work, the operator Geopark Holdings Ltd. continued gathering digital data base and catalogued the well files. They have reprocessed data from previous seismic explorations and made a field surface geology study.

Mongolia

On April 21, 2009 a wholly-owned subsidiary of Manas Petroleum, DWM Petroleum AG, has signed production contracts with the Petroleum Authority of Mongolia for blocks 13 and 14 at the Hotel Khan Palace Kempinsky in Ulaanbaatar, Mongolia. The production contracts were signed by Dashzeveg Amarsaikhan, the Chairman of the Petroleum Authority of Mongolia, and by Alex Becker on behalf of DWM Petroleum AG in a televised ceremony. Jamiansurengiyn Batsuuri, Vice-Minister of the Ministry of Mineral Resources and Energy, Dr. Ariunsan Baldanjav, Economic Policy Advisor of the Prime

Minister's office, and several distinguished members of Parliament also attended the televised ceremony. The signing ceremony follows a review process by Mongolian Government and Security Council and formal ratification by parliament. Subject to payment of fees, this represented the final step in assigning these blocks for exploration and exploitation according to Mongolian law.

We own a 74% interest in blocks 13 and 14, which cover an aggregate of over 20,000 square kilometers, or almost five million acres, of land located on Mongolia's southern border. The production contracts provide for a five-year exploration period (with two optional six month extensions allowed) beginning on the effective date of April 21, 2009, and a twenty-year exploitation period (with two five year extensions allowed). The remaining 26% interest in blocks 13 and 14 is held by a Mongolian oil and gas company and two investors.

In June we obtained the license for the right to conduct geological exploration works within the blocks # 13 and 14 for a term of 3 years.

The agreement with the Saint Petersburg’s Institute VSEGEI for the realization of gravimetrical works within the blocks # 13 and 14 was signed.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective due to lack of US GAAP and SEC knowledge of responsible people within our company. As a result, we failed to timely file certain disclosure that we were required to timely file on Form 8-K and we made errors in our accounting for certain transactions as described below and an error in our disclosure concerning entitlement to the $1,000,000 earn-out to be made by Santos International Holdings PTY Ltd. pursuant to the October 4, 2006 agreement between our subsidiary, DWM Petroleum, and Santos International Holdings PTY Ltd. All of our previous disclosure with respect to this earn-out reflected that our company was entitled to receive this payment but, in our agreement with DWM Petroleum and its former shareholders dated November 23, 2006, DWM Petroleum assigned the right to receive that payment to the former shareholders of DWM Petroleum.

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

During the preparation of the financial statements for the three months ended March 31, 2009, the Company determined that it should have accounted for stock options granted to consultants under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services. As such, the fair value of such options is periodically re-measured during the vesting period using the Black-Scholes option-pricing model and expense is recognized over the service / vesting period. The resulting cumulative adjustment as of December 31, 2008 amounted to $832,655. Based on the Company’s analysis in accordance with SFAS No. 154 “Accounting for Changes and Errors” (SFAS 154”) and Staff Accounting Bulletin No. 108 (“SAB 108”) it was determined that the error was immaterial to any prior periods. However, since it is material to the three months period ended March 31, 2009, we corrected the cumulative error in the opening balance sheet as of January 1, 2009 and also adjusted the prior period consolidated statement of operations and consolidated cash flow statement.

During the preparation of the financial statements for the three months ended March 31, 2009, we determined that in prior periods we did not properly account for our defined benefit pension plan in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R (“SFAS 158”). However, on July 16, 2009, we determined that this was not an error but a change in accounting policy that is not preferable and hence reversed the adjustment of $129,070 again.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 8, 2009, we held our annual meeting of stockholders.

At the annual meeting, our stockholders voted on the election of our directors with the following votes:

	For	Against	Abstain	Broker Non-Votes
Heinz J. Scholz	59,351,728	83,135	141,795	None
	(99.62%)	(0.14%)	(0.24%)

Michael Velletta	59,356,924	78,200	141,535	None
	(99.63%)	(0.13%)	(0.24%)

Dr. Richard Schenz	59,347,574	87,549	141,535	None
	(99.62%)	(0.15%)	(0.24%)

Erik Herlyn	59,346,724	88,400	141,535	None
	(99.61%)	(0.15%)	(0.24%)

Neil Maedel	15,251,082	21,447,425	22,878,151	None
	(25.60%)	(36.00%)	(38.40%)

As a result, Heinz J. Scholz, Michael Velletta, Dr. Richard Schenz and Erik Herlyn were elected as directors of our company, but Neil Maedel was not elected as a director of our company.

At the annual meeting, our stockholders ratified the appointment of BDO Visura as our independent registered public accounting firm with the following votes:

For	Against	Abstain	Broker Non-Votes
59,270,219	111,705	117,125	None
(99.62%)	(0.19%)	(0.20%)

Item 5. Other Information.

On June 12, 2009, our company’s Board of Directors amended and restated our bylaws. Among other things, our amended and restated bylaws: (i) decrease the quorum requirement for shareholders’ meetings; (ii) provide for the appointment of inspectors of election, (iii) change the process by which our shareholders elect directors from a plurality vote to election by a majority vote, and (iv) provide certain shareholder protections that will become effective if we are granted a listing on the Canadian TSX Venture stock exchange.

On July 9, 2009, our board of directors appointed Erik Herlyn as our President, Chief Executive Officer, and Secretary, Yaroslav Bandurak as our Chief Technology Officer and Ari Muljana as our Chief Financial Officer and Treasurer.

Ari Muljana has a Master of Science in Computer Science (University of Zurich 2004) with a major in Financial Statement Analysis and Artificial Intelligence. In 2005, he began his career in the Risk Management department at Deloitte, where he audited and advised within the oil and commodity trading industry. He is also specialized in the area of SOX consulting, where he implemented financial and risk management processes for multinational companies to comply with SEC regulations. From 2007 to 2009 Mr. Muljana worked at Capgemini Consulting as strategic consultant, focusing on controlling and performance measurement topics in various industries. Mr. Muljana is 30 years of age.

Our executive officers hold office for such term as may be prescribed by our board of directors and until their successors are chosen and qualify, or until their death or resignation, or until their removal.

There are no family relationships between any director or executive officer.

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

Exhibit Number	Description
3.3	Amended and Restated By-laws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 15, 2009)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Form of Share Certificate (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2003)
4.2	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
4.3	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Form of Securities Purchase Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.3	Form of Warrant A to Purchase Manas Petroleum Corporation Common Stock (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.4	Form of Warrant B to Purchase Manas Petroleum Corporation Common Stock (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.5	Form of July 31, 2007 Warrants to Purchase Manas Petroleum Corporation Common Stock (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
10.6	Form of Escrow Agreement (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on April 17, 2007)
10.7	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.8	Alexander Becker employment agreement, dated April 1, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.9	Heinz Scholz employment agreement, dated April 1, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.10	Peter-Mark Vogel employment agreement, dated April 1, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.11	Yaroslav Bandurak employment agreement, dated April 1, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.12	Farm-In Agreement, dated April 10, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.13	Talas Gold Consulting Agreement, dated February 20, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.14	Form of Lock-Up Agreement for Affiliates (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.15	Form of Lock-Up Agreement for Minority Shareholders (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.16	2007 Omnibus Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)

Exhibit Number	Description
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
10.33

Production Sharing Contract for Exploration, Development and Production of Petroleum in Onshore Albania – Block “A-B” – between Ministry of Economy, Trade and Energy of Albania and DWM Petroleum dated July 31, 2007 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

Exhibit Number	Description
10.34

Production Sharing Contract for Exploration, Development and Production of Petroleum in Onshore Albania – Block “D-E” - between Ministry of Economy, Trade and Energy of Albania and DWM Petroleum dated July 31, 2007 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

10.35	Employment and Non-Competition Agreement with Michael Velletta dated February 1, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.36	Promissory note issued to Heinz Scholz dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.37	Promissory Note issued to Peter-Mark Vogel dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.38	Promissory note issued to Alexander Becker dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.39	Promissory note issued to Michael Velletta dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.40	Cancellation of Sub-Tenancy Contract with Heinz Scholz dated January 19, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.41	Consulting Frame Contract with Varuna AG dated February 1, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.42	Termination Agreement with Thomas Flottmann dated January 31, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.43	Consulting Frame Contract with Thomas Flottmann dated January 22, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.44

Amendment to the Notice with Terms and Condition for the Termination of Employment Agreement with Rahul Sen Gupta dated February 26, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

10.45	Amendment to the Termination Agreement with Rahul Sen Gupta dated March 31, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.46	Termination Agreement with Peter-Mark Vogel dated January 30, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.47	Consulting Frame Contract with Peter-Mark Vogel dated March 26, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.48	Employment and Non-Competition Agreement with Erik Herlyn dated June 25, 2007 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.49	Amendment to Employment Agreement with Erik Herlyn dated May 14, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.50	Amendment to Employment Agreement with Yaruslav dated November 4, 2007 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.51

Production Sharing Contract for Contract Area Tsagaan Els-XIII between the Petroleum Authority of Mongolia and DWM Petroleum (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

10.52

Production Sharing Contract for Contract Area Zuunbayan-XIV between the Mineral Resources and Petroleum Authority of Mongolia and DWM Petroleum (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

10.53	Letter from AKBN regarding Production Sharing Contracts for Blocks A-B and D-E dated May 5, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

Exhibit Number	Description
10.54	Employment Agreement between Ari Muljana and Manas Petroleum Corporation dated April 1, 2009 (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on July 30, 2009)
10.55	Consultancy Agreement dated November 21, 2008 with Dr. Richard Schenz (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)
10.56	Non Statutory Stock Option Agreement dated August 10, 2009 with Dr. Richard Schenz ($0.68) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)
10.57	Non Statutory Stock Option Agreement dated August 10, 2009 with Dr. Richard Schenz ($0.79) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(21)	Subsidiaries
21.1

Subsidiaries of Manas Petroleum Corporation
CJSC Somon Oil, Dushambe, Tajikistan, 90% interest
DWM Petroleum A.G., Switzerland, 100% interest
Manas Petroleum A.G., Switzerland, 100% interest
Manas Energia Limitada, Chile, 100% interest
Manas Petroleum of Chile Corporation, Canada, 100% interest
Manas Management Services Ltd., Bahamas, 100% interest

(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By

/s/ Erik Herlyn
Erik Herlyn
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009

By

/s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2009