Form 10-Q
period 2009-09-30
MANAS PETROLEUM Corp
filed 2009-11-23
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
[   ] Yes    [X] No

ii

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,051,733 shares of common stock as of November 20, 2009.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	09.30.2009	12.31.2008
	USD	USD

ASSETS

Cash and cash equivalents	254'487	225'993
Restricted cash	3'019'459	7'951'784
Accounts receivable	145'797	96'339
Prepaid expenses	322'378	165'632
Total current assets	3'742'121	8'439'748

Debt issuance costs	157'041	254'311
Tangible fixed assets	182'820	231'245
Investment in associate	238'304	238'304
Total non-current assets	578'165	723'860

TOTAL ASSETS	4'320'286	9'163'608

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable	1'075'578	1'047'315
Bank loan	1'300'000	1'220'000
Promissory notes to shareholders	540'646	-
Contingently convertible loan	1'845'111	-
Debentures	3'775'149	-
Warrant liability	1'085'297	-
Participation liabilities	207'436	-
Accrued expenses Exploration costs	-	120'000
Accrued expenses Professional fees	61'795	259'129
Accrued expenses Interest	272'370	98'678
Accrued expenses Commissions	-	70'000
Other accrued expenses	27'590	122'066
Total current liabilities	10'190'972	2'937'188

Participation liabilities	-	640'000
Promissory notes to shareholders	-	540'646
Contingently convertible loan		1'739'178
Debentures		3'448'540
Other non-current liabilities	43'861	43'867
Total non-current liabilities	43'861	6'412'231

TOTAL LIABILITIES	10'234'833	9'349'419

Common stock (300,000,000 shares authorized, USD 0.001 par value,
119'051'733 and 119'051'733 shares, respectively, issued and outstanding)	119'052	119'052
Additional paid-in capital	47'877'562	43'852'378
Deficit accumulated during the development stage	(53'906'577)	(44'200'563)
Accumulated other comprehensive income / (loss)
Currency translation adjustment	(4'584)	43'322
Total shareholders' deficit	(5'914'547)	(185'811)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	4'320'286	9'163'608

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended			For the nine months ended			Period from
05.25.2004
(Inception) to
	09.30.2009	09.30.2008		09.30.2009	09.30.2008		09.30.2009
	USD	USD		USD	USD		USD
		(as restated)			(as restated)
OPERATING REVENUES

Other revenues	-	42'122		-	635'318		1'375'728
Total revenues	-	42'122		-	635'318		1'375'728

OPERATING EXPENSES

Personnel costs	(1'080'601)	(2'347'406)		(4'596'455)	(7'404'306)		(21'067'253)
Exploration costs	(539'468)	(2'788'817)		(870'544)	(4'076'829)		(6'895'075)
Depreciation	(14'780)	(14'872)		(76'839)	(36'709)		(176'348)
Consulting fees	(208'182)	(268'719	) 1)	(762'312)	(2'960'512	) 1)	(7'547'311)
Administrative costs	(539'821)	(695'284)		(1'119'864)	(2'137'094)		(11'336'894)
Total operating expenses	(2'382'852)	(6'115'098)		(7'426'013)	(16'615'450)		(47'022'880)

Gain from sale of investment	-	-		-	-		3'864'197
Loss from sale of investment	-	-		-	-		(900)
OPERATING LOSS	(2'382'852)	(6'072'976)		(7'426'013)	(15'980'132)		(41'783'856)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	44'820	816		180'329	60'373		160'537
Changes in fair value of warrants	2'809'589	-		(10'592'637)	-		(10'592'637)
Warrants issuance expense	-	(9'439'775)		-	(9'439'775)		(9'439'775)
Interest income	28'310	49'702		75'122	124'053		579'028
Interest expense	(366'736)	(270'333)		(1'027'494)	(388'427)		(1'867'790)
Income / (loss) before taxes and equity in net loss of associate	133'130	(15'732'566)		(18'790'693)	(25'623'908)		(62'944'493)

Taxes	(356)	(750)		(2'292)	(1'527)		(5'832)
Equity in net loss of associate	-	-		-	-		(24'523)
Net income / (loss)	132'775	(15'733'316)		(18'792'985)	(25'625'435)		(62'974'848)

Net income / (loss) attributable to non-controlling interest	-	-		-	-		(18'700)
Net income / (loss) attributable to Manas	132'775	(15'733'316)		(18'792'985)	(25'625'435)		(62'993'548)

Weighted average number of outstanding shares (basic)	119'051'733	114'700'557		119'051'733	113'610'124		107'090'787
Weighted average number of outstanding shares (diluted)	121'242'439	114'700'557		119'051'733	113'610'124		107'090'787

Basic earnings / (loss) per share attributable to Manas	0.00	(0.14)		(0.16)	(0.23)		(0.59)
Diluted earnings / (loss) per share attributable to Manas	0.00	(0.14)		(0.16)	(0.23)		(0.59)

1) Refer to Note 7

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the nine months ended		Period from
05.25.2004
(Inception) to
	09.30.2009	09.30.2008	09.30.2009
	USD	USD	USD
(as restated)
OPERATING ACTIVITIES

Net loss for the period	(18'792'985)	(25'625'435)	(62'974'848)

To reconcile net loss to net cash used
in operating activities

Gain from sale of investment	-	-	(3'864'197)
Loss from sale of investment	-	-	900
Equity in net loss of associate	-	-	24'523
Depreciation	76'839	36'709	176'348
Amortization of debt issuance costs	97'270	51'860	192'869
Warrant issuance expense / (income)	10'592'637	9'439'775	20'032'412
(Decrease) / increase in participation liabilities	(432'564)	-	(432'564)
Exchange differences	(180'329)	(60'373)	(160'537)
Interest expense on contingently convertible loan	105'933	18'849	165'111
Interest expense on debentures	326'609	153'149	573'138
Decrease / (increase) in receivables	(206'204)	(64'615)	(462'981)
(Decrease) / increase in accounts payables	28'263	1'673'141	539'256
(Decrease) / increase in accrued expenses	(242'887)	(537'748)	285'564
Change in pension liability	-	-	43'867
Stock-based compensation	3'604'815	7'454'813 1)	20'640'978
Cash flow from operating activities	(5'022'604)	(7'459'875)	(25'220'161)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(28'414)	(130'160)	(438'210)
Sale of tangible fixed assets and computer software	-	-	79'326
Proceeds from sale of investment	-	-	4'000'000
Decrease / (increase) restricted cash	4'932'325	(9'115'000)	(3'019'459)
Acquisition of investment in associate	-	-	(67'747)
Cash flow from investing activities	4'903'911	(9'245'160)	553'910

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80'019
Issuance of units	-	1'849'429	15'057'484
Issuance of contingently convertible loan	-	1'680'000	1'680'000
Issuance of debentures	-	3'760'000	3'760'000
Issuance of promissory notes to shareholders	-	-	540'646
Issuance of warrants	-	670'571	670'571
(Decrease) / increase in participation liabilities	-	640'000	640'000
Cash arising on recapitalization	-	-	6'510
Shareholder loan repaid	-	(39'329)	(3'385'832)
Shareholder loan raised	-	-	4'653'720
Repayment of bank loan	(1'220'000)	-	(1'220'000)
Increase in bank loan	1'300'000	1'220'000	2'520'000
Payment of debt issuance costs	-	(279'910)	(279'910)
(Decrease) / increase in bank overdraft	-	(2'305)	-
Cash flows from financing activities	80'000	9'498'456	24'723'207

Net change in cash and cash equivalents	(38'693)	(7'206'578)	56'956

Cash and cash equivalents at the beginning of the period	225'993	8'480'771	-
Currency translation effect on cash and cash equivalents	67'187	67'870	197'531
Cash and cash equivalents at the end of the period	254'487	1'342'063	254'487

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1'466'052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193'003
Warrants issued to pay placement commission expenses	-	-	2'689'910
Debenture interest paid in common shares	-	57'449	213'479

1) Refer to Note 7

MANAS PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre- hensive Income (Loss)	Total share- holders' equity / (deficit)	Compre- hensive Income (Loss)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80'000'000	80'000	19	-	-	80'019	-
Currency translation adjustment	-	-	-	-	(77'082)	(77'082)	(77'082)
Net loss for the period	-	-	-	(601'032)	-	(601'032)	(601'032)
Balance December 31, 2004	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)	(678'114)

Balance January 1, 2005	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)
Currency translation adjustment	-	-	-		218'699	218'699	218'699
Net loss for the year	-	-	-	(1'993'932)	-	(1'993'932)	(1'993'932)
Balance December 31, 2005	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)	(1'775'233)

Balance January 1, 2006	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)
Forgiveness of debt by major shareholder	-	-	1'466'052	-	-	1'466'052	-
Currency translation adjustment	-	-	-	-	(88'153)	(88'153)	(88'153)
Net income for the year	-	-	-	1'516'004	-	1'516'004	1'516'004
Balance December 31, 2006	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575	1'427'851

Balance January 1, 2007	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575
Recapitalization transaction (Note 1)	20'110'400	20'110	(356'732)	-	-	(336'622)	-
Stock-based compensation	880'000	880	7'244'409	-	-	7'245'289	-
Private placement of Units, issued for cash	10'330'152	10'330	9'675'667	-	-	9'685'997	-
Private placement of Units	10'709	11	(11)	-	-	-	-
Private placement of Units, issued for cash	825'227	825	3'521'232	-	-	3'522'057	-
Currency translation adjustment	-	-	-	-	3'069	3'069	3'069
Net loss for the year	-	-	-	(12'825'496)	-	(12'825'496)	(12'825'496)
Balance December 31, 2007	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870	(12'822'427)

Balance January 1, 2008	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870
Stock-based compensation	2'895'245	2'895	9'787'978	-	-	9'790'874	-
Private placement of Units, issued for cash	4'000'000	4'000	1'845'429	-	-	1'849'429	-
Issuance of warrants	-	-	10'110'346	-	-	10'110'346	-
Beneficial Conversion Feature	-	-	557'989	-	-	557'989	-
Currency translation adjustment	-	-	-	-	(13'212)	(13'212)	(13'212)
Net loss for the period	-	-	-	(30'296'106)	-	(30'296'106)	(30'296'106)
Balance December 31, 2008	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)	(30'309'318)

Balance January 1, 2009	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)
Adoption of EITF 07-05	-	-	(9'679'775)	9'086'971	-	(592'804)	-
Reclassification warrants	-	-	10'100'144	-	-	10'100'145	-
Stock-based compensation	-	-	3'604'815	-	-	3'604'815	-
Currency translation adjustment	-	-	-	-	(47'906)	(47'906)	(47'906)
Net loss for the period	-	-	-	(18'792'985)	-	(18'792'985)	(18'792'985)
Balance September 30, 2009	119'051'733	119'052	47'877'562	(53'906'577)	(4'584)	(5'914'547)	(18'840'891)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (“Group”) for the three and nine months ended September 30, 2009 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Group's Annual Report on Form 10-K for the year ended December 31, 2008.

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

2. GOING CONCERN

The condensed consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. Our cash balance as of September 30, 2009 was $3,273,946, of which $3,019,459 has been restricted for a bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania) and two escrow accounts for the first phase of our work program in Mongolia (covering the seismic and G&G costs in Mongolia), leaving a balance of $254,487. The Group’s net losses since inception until September 30, 2009 were $62,993,548.

These matters raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A, B and D, E in Albania with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800 at our own disposal without any restrictions or limitations to these funds after the release, which took place by April 23, 2009 following completion of the procedural formalities. On April 4, 2009, we finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia. On May 1, 2009, $1,000,000 of this loan was made available to our company. On September 7, 2009 the remaining $300,000 of the loan of $1,300,000 negotiated in Mongolia was made available to our Company.

Based on our expected monthly burn rate of $320,000 on basic operational activities, we estimate that we have sufficient working capital to fund operations for one month.

In order to continue to implement the geological work program for our projects particularly in Central Asia and the Balkan Region as well as to finance continuing operations, the Group will require further funds. We expect these funds will be raised through additional equity and/or debt financing. If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments. If the Company is unable to obtain such funding, or complete farming-out projects, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition.

Based on our business plan, in the next 12 months, we expect to obtain $3,275,000 from internal sources and to need additional funding from external sources of at least $5,200,000 to cover our annual burn rate and minimum commitments, but an additional $11,900,000 to proceed according to our business plan.

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

The accompanying financial data as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 and for the period from inception, May 25, 2004, to September 30, 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2009 and December 31, 2008, results of operations for the three and nine months ended September 30, 2009 and 2008 and for the period from inception, May 25, 2004, to September 30, 2009, cash flows for the nine months ended September 30, 2009 and 2008 and for the period from inception, May 25, 2004, to September 30, 2009 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to September 30, 2009, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Valuation of Freestanding Warrants

FASB ASC 815 (Prior authoritative literature: FAS 133, "Accounting for Derivative Instruments and Hedging Activities") requires measurement of free standing warrants classified as liability at fair value. In determining the appropriate fair value, the Company used a Black Scholes model. These warrants are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change in fair value of warrants.

Non-current liabilities

Non-current liabilities include all known liabilities as per year end, which can reliably be quantified with a due date of at least one year after the date of the balance sheet. Non-current liabilities are initially recorded at fair value and are subsequently carried at amortized cost.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FASB ASC 105-10-65 (prior authoritative literature: SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research but is not intended to change GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB ASC 105-10-65 was adopted by Company as of July 1, 2009 and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In December 2007, the FASB issued FASB ASC 805 (prior authoritative literature: SFAS No. 141(R),“Business Combinations”). FASB ASC 805 requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. FASB ASC 805 becomes effective for fiscal periods beginning after December 15, 2008. This statement did not have an effect on the Company's financial statements.

In February 2008, the FASB issued FASB ASC 820-10-65 (prior authoritative literature: Staff Position (FSP) FAS 157-2), Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the Company’s financial position and results of operations. The adoption as of January 1, 2009 of the remaining provisions did not have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FASB ASC 820-10-65 (prior authoritative literature: Staff Position (FSP) FAS 157-4), which is effective for interim or annual reporting ending after June 15, 2009 and shall be applied prospectively. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption did not have an impact on the Company’s financial statements.

In August 2009, FASB issued FASB ASC 820-10 (ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in FASB ASC 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009.

In December 2007, the FASB issued FASB ASC 810-10-65 (prior authoritative literature: FAS No. 160, Non-controlling Interests in Financial Statements—an amendment of ARB No. 51 (“SFAS 160”)). FASB ASC 810-10-65 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of net income specifically attributable to the non-controlling interest be identified in the financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. FASB ASC 810-10-65 was adopted by the Company effective January 1, 2009 and did not have a significant effect on the Company’s financial statements.

In March 2008, the FASB issued FASB ASC 815-10-50 (prior authoritative literature: SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (“SFAS 161”)). FASB ASC 815-10-50 amends and expands the disclosure requirements of

FASB ASC 815 (prior authoritative literature SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”)), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FASB ASC 815-10-50 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FASB ASC 815-10-50 was adopted by the Company as of January 1, 2009, and did not have an impact on the Company’s results of operations, cash flows or financial positions. However, the Company was required to expand its disclosures around the use of and purpose for its derivative instruments, which are discussed below:

The Company’s risk management objectives are to ensure that business and financial exposures to risk that have been identified and measured are minimized using the most effective and efficient methods to reduce, transfer and, when possible, eliminate such exposures. Operating decisions contemplate associated risks and management strives to structure proposed transactions to avoid or reduce risk whenever possible. FASB ASC 815 (prior authoritative literature SFAS No. 133) requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with FASB ASC 815, the Company determined that 10,376,858 of the warrants outstanding at September 30, 2009 are not considered indexed to the Company's own stock under FASB ASC 815-40 (prior authoritative literature EITF 07-05), as the respective agreements include reset features. As such, the Company determined these warrants to be under the scope of FASB ASC 815. The fair value of the warrants subject to FASB ASC 815-40, and therefore under the scope of FASB ASC 815, are adjusted to fair market value at the end of each reporting period. Refer to Note 9 for further information.

In April 2008, the FASB issued FASB ASC 815-40 (prior authoritative literature Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock"). FASB ASC 815-40 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. FASB ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted FASB ASC 815-40 as of January 1, 2009 and upon adoption, we reclassified $592,804, comprising of an adjustment of $(9,679,775) to additional paid in capital and $9,086,971 to deficit accumulated during the development stage, from stockholders’ equity to a short-term liability. Additionally, the fair value of the warrants subject to FASB ASC 815-40 is adjusted to fair market value at the end of each reporting period. The impact of the adoption on net loss and on loss per share for the nine months period ended September 30, 2009 was $10,592,636 and $0.09 respectively.

In May 2008 the FASB issued FASB ASC 470-20-25 (prior authoritative literature FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," which alters the accounting for Convertible Debentures. FASB ASC 470-20-25 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, FASB ASC 470-20-25 requires that when such debt instruments are repaid or converted any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. FASB ASC 470-20-25 is effective for the Company’s fiscal year beginning January 1, 2009, and has been applied retrospectively, as required. The adoption of this pronouncement did not have an impact on the Company's results of operations or financial positions.

In November 2008, FASB ASC 323-10-65 was issued (prior authoritative literature EITF 08-06, “Equity Method Investment Accounting Considerations.” FASB ASC 323-10-65 addresses the impact that FASB ASC 805 (prior authoritative literature SFAS 141(R)) and FASB ASC 810-10-65 (prior authoritative literature SFAS 160) might have on the accounting for equity method investments including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated. FASB ASC 323-10-65 is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008. The adoption of FASB ASC 323-10-65 did not have a significant impact on the Company’s results of operations or financial positions.

In April 2009, the FASB issued FASB ASC 320-10-65 (prior authoritative literature FSP Financial Accounting Standards (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”) FASB issued FASB ASC 320-10-65 changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. FASB issued FASB ASC 320-10-65 requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting FASB ASC 320-10-65, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FASB ASC 320-10-65 is effective for interim and annual periods ending after June 15, 2009. The adoption of this pronouncement did not have an impact on the Company's results of operations or financial positions.

In May 2009, the FASB issued Statement of FASB ASC 855 (prior authoritative literature: FAS No. 165, “Subsequent Events,”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FASB ASC 855 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 23, 2009.

In June 2009, the FASB issued FASB ASC 810-10 (prior authoritative literature SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),”) which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. FASB ASC 810-10 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of FASB ASC 810-10 and has not yet determined the impact on the Company’s condensed consolidated financial statements.

5. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

USD (held
	USD (held	USD (held	USD (held	in other	USD TOTAL	USD TOTAL
	in USD)	in EUR)	in CHF)	currencies)	Sept 30, 2009	Dec 31, 2008
Bank and postal accounts	198'456	2'372	51'066	2'593	254'487	225'993
Cash and Cash Equivalents	198'456	2'372	51'066	2'593	254'487	225'993

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

6. TANGIBLE FIXED ASSETS

2009	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	129'563	127'379	47'375	304'317
Additions	2'743	54'171	-	56'914
Sales	-	(89'500)	-	(89'500)
Cost at September 30	132'305	92'050	47'375	271'731

Accumulated depreciation at January 1	(36'554)	(26'400)	(10'117)	(73'072)
Depreciation	(23'288)	(46'443)	(7'107)	(76'839)
Sales	-	61'000	-	61'000
Accumulated depreciation at September 30	(59'843)	(11'843)	(17'224)	(88'911)

Net book value at September 30	72'463	80'207	30'151	182'820

Depreciation expense for the nine months period ended September 30, 2009 and 2008 were $76,839 and $36,709, respectively. Depreciation expense for the three months period ended September 30, 2009 and 2008 were $14,780 and $14,872, respectively.

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

	Nine months period ended		Three months period ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Expected dividend yield	0%	0%	0%	*
Expected volatility	87%	50%	75%	*
Risk-free interest rate	1.463%	4.851%	2.750%	*
Expected term (in years)	3.1	6	6	*

* No options have been granted during the three months period ended September 30, 2008

The expected volatility is based on a peer group of companies in a similar or the same industry, and with whom the Company is of a comparable size and life cycle stage, for a period equal to the expected term of the options. During the nine months ended September 30, 2009 and 2008, the weighted average fair value of options granted was $0.16 and $1.13 at the grant date, respectively.

The following table summarizes the Company's stock option activity for the nine months ended September 30, 2009:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Shares under	exercise	contractual	intrinsic
Options	option	price	term	value
Outstanding at
December 31, 2008	11'650'000	4.00
Granted	5'400'000	0.35
Exercised	-
Forfeited or expired	(4'575'396)	3.59
Outstanding at
September 30, 2009	12'474'604	2.54	5.78	748'000
Exercisable at
September 30, 2009	6'790'671	2.34	4.56	105'487

For the nine months period ended September 30, 2009 and 2008, the Company recorded a total charge of $3,604,815 and $7,454,813 respectively, with respect to equity awards granted under the stock compensation and stock option plans. For the nine months period ended September 30, 2009 $3,532,685 and $72,130 were recorded in personnel costs and consulting fees respectively. During the comparable period 2008 the stock based compensation expenses of $5,228,858 and $2,225,955 were recorded in personnel costs and consulting fees respectively.

For the three months period ended September 30, 2009 the Company recorded a total charge of $824,167 with respect to equity awards granted under the stock compensation and stock option plans, of which $804,310 was recorded in personnel expense and $19,857 in consulting fees. During the comparable period 2008 the stock based compensation expenses to employees of $1,633,064 were recorded in personnel costs and the stock based compensation expenses to consultants positively affected consulting fees by $24,498.

Due to the termination of the consulting agreements with Neil Maedel and Alexander Becker, their non-vested options were forfeited upon the termination of their consulting agreements and their vested options remained exercisable for 90 days after the termination and expired October 8, 2009.

On August 10, 2009, we granted stock options to a director, 500,000 at $0.68 per share of common stock until November 21, 2018, and 500,000 stock options exercisable at $0.79 per share of common stock until November 21, 2018, vesting in 12 installments.

A summary of the status of the Company’s non-vested shares as of September 30, 2009 and changes during the period is presented below:

		Weighted-
		average
	Shares under	grant date
Nonvested options	option	fair value
Nonvested at December 31, 2008	5'506'548	1.79
Granted	5'400'000	0.16
Vested	(2'507'160)	1.42
Forfeited	(2'715'455)	1.71
Nonvested at September 30, 2009	5'683'933	0.44

As of September 30, 2009, there was $2,698,087 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.33 years.

During prior periods stock options for consultants have been accounted for under FASB ASC 718 (Prior authoritative literature: SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”)) and expensed the fair value of the stock options at grant date over the vesting period. During the preparation of the financial statements for the three months ended March 31, 2009, the Company determined that it should have accounted for stock options granted to consultants under FASB ASC 718 and FASB ASC 505-50 (Prior authoritative literature: EITF No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services). As such, the fair value of such options is periodically re-measured during the vesting period using the Black-Scholes option-pricing model and expense is recognized over the service / vesting period.

Based on the Company's analysis in accordance with FASB ASC 250 (Prior authoritative literature: SFAS No. 154 "Accounting for Changes and Errors" (SFAS 154")) and FASB ASC 250-10 (Prior

authoritative literature: SAB No. 108 Staff Accounting Bulletin No. 108 ("SAB 108")) it was determined that the error was immaterial to prior periods. However, the adjustments were recorded in the prior period Statement of Operations and amounted to a reduction of consulting expense of $152,050 and $657,480 for the three and nine months periods ended September 30, 2008, respectively. There was no impact on Earnings per Share for the two corresponding periods. The cash flow statement was adjusted for this error accordingly.

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

For the nine months ended September 30, 2009 and September 30, 2008 we have accreted the Debentures for the discount, including the beneficial conversion feature of $326,609 and $153,149, respectively. For the three months period ending September 30 2009 and September 30, 2008, we have accreted $108,801 and $112,657, respectively. At September 30, 2009 and December 31, 2008, the unamortized debt discount relating the debenture amounted to $224,852 and $551,460, respectively.

9. WARRANTS

In April 2008, the FASB issued FASB ASC 815-40 (Prior authoritative literature: Emerging Issues Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”)). FASB ASC 815-40 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in FASB ASC 815-10-15-74 (Prior authoritative literature: SFAS 133, paragraph 11(a)). FASB ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted FASB ASC 815-40 on the first day of our fiscal year 2009. Based on our analysis we determined that 69,966,707 out of the 73,966,707 warrants outstanding are not considered indexed to the Company’s own stock under FASB ASC 815-40 as the respective agreements include reset features. Hence, we reclassified $592,804, comprising of an adjustment of $(9,679,775) to additional paid in capital and $9,086,971 to deficit accumulated during the development stage, from stockholders’ equity to a short-term liability upon adoption. Additionally, the fair value of the warrants subject to FASB ASC 815-40 are adjusted to fair market value at the end of each reporting period. The impact of the adoption on net loss and on basic and diluted loss per share for the nine months ended September 30, 2009 was $10,592,636, and $0.09 respectively while net loss and basic and diluted loss per share for the three months ended September 30, 2009 were positively affected by $2,809,589 and $0.02 respectively.

On April 10, 2009 17,526,881 Warrants from the Warrant A Equity Series granted on April 10, 2007 expired unexercised.

On May 14, 2009 we asked each holder of the Warrants that had a price protection clause to agree to amend their Warrants to delete the price protection clause. As and when any of the holders of these Warrants agree to the proposed amendment, we will provide them with an amended Warrant certificate that shows the price protection clause as having been deleted. As of September 30, 2009, the following Warrant agreements have been amended and, in accordance with FASB ASC 815-40, needed to be reclassified as stockholder’s equity:

	# of				Fair value at date of
Warrant series	Warrants	Strike price	Grant date	Expiry date	reclassification
Warrant B Equity PP1	26'524'361	0.59	April 10, 2007	April 10, 2010	$7'498'264.00
Warrant Equity PP2 31-07-2007	3'315'550	0.59	July 31, 2007	July 31, 2009	$199'582.00	*
Brokerage Warrant PP # 1	5'812'248	0.59	April 10, 2007	April 10, 2010	$1'918'805.00
Brokerage Warrant PP # 2	139'958	0.59	July 31, 2007	July 31, 2009	$6'810.00	*
Debenture Warrants	889'831	0.59	April 30, 2008	April 30, 2010	$476'684.00
Total					10'100'145

* expired unexercised July 31, 2009

On July 31, 2009 7,692,798 Warrants from the Warrant Equity PP2 Series granted on July 31, 2007 expired unexercised.

On July 31, 2009 253,899 Warrants from the Brokerage Warrant PP2 Series granted on July 31, 2007 expired unexercised.

As of September 30, 2009 and December 31, 2008, the Company had a total of 48,493,129 and 73,966,707 warrants outstanding to purchase common stock, respectively. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has enough shares of common stock authorized in the event that these warrants are exercised.

10. BANK LOAN

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. The Group immediately paid back its bank loan of $1,220,000 and accumulated interest of $34,248 relating to a loan agreement with a group of investors that was signed on September 21, 2008.

On April 24, 2009, we finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia. The basic terms negotiated include a 10.8 percent per annum interest, which is netted with the interest accrued on the escrow agreement in Mongolia, and a repayment date of April 24, 2010. On May 1, 2009, $1,000,000 of this loan was made available to our Company. The remaining $300,000 were wired on September 7, 2009, are to be paid back within 12 months and with an interest of 12%. The funds obtained will be used for financing the oil exploration carried out in Mongolia.

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

The principal and any accrued but unpaid interest on the Loans are convertible, in whole or in part, at the option of the holders if the Group conducts a public offering at the prevailing market price. The loan was accounted for as a liability in accordance with FASB ASC 480-10-25 (Prior authoritative literature: FAS150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Because the financial instrument embodies a conditional obligation that the Company must or may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception.

The initial carrying amount of the Loans of $1,680,000 will be accreted to the redemption amount of $2,000,000 over the term of the loans using the effective interest method.

We have accreted the Loans for the discount that relates to the nine months period ended September 30, 2009 and 2008 of $105,933 and $18,849 respectively. For the three months period ended September 30, 2009 and 2008, we have accreted $40,013 and $18,849, respectively. At September 30, 2009 and December 31, 2008 the unamortized debt discount relating the contingently convertible loan amounted to $154,889 and $260,822, respectively.

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

For the three months ended September 30, 2009, the Company has not received any written demand for repayment, but on May 1, 2009, received $1,000,000 in financing (refer to Note 10). Therefore, as the payment falls due immediately, but so far has not been paid yet, interest is being accrued.

For the nine months ended September 30, 2009 we have accrued $27,017 interest expense. For the three months period ended September 30, 2009 we have accrued $16,352.

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

For the three and nine months period ended September 30, 2009, the participation liability was reduced by $432,564 as 68% of the work program Phase 1 in Mongolia has been performed. The remainder of $207,436 of the Participation Liability is classified as short-term liability, as we anticipate finishing the work program within 2009.

15. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
	Country	Sept 30, 2009	Dec 31, 2008
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
Manas Petroleum AG, Baar (2)	Switzerland	100%	100%
CJSC South Petroleum Company, Jalalabat (3)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (4)	Rep of Tajikistan	90%	90%
Manas Petroleum of Chile Corporation, Victoria (5)	Canada	100%	100%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Manas Gobi LLC, Ulaan Baator (8)	Mongolia	84%	n/a

(1)	Including Branch in Albania
(2)	Founded in 2007
(3)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(4)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(5)	Founded in 2008
(6)	Founded in 2008
(7)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(8)	Manas Gobi LLC was founded by DWM Petroleum AG

The ultimate control owner of the Group is the management of the Group (39%). Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

The following table provides the total amount of transactions, which have been entered into with related parties for the relevant financial period:

Board of directors	Nine months period ended		Three months period ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
Payments to directors for office rent	30,923	141,510	6,000	48,402
Payments to related companies controlled by
directors for rendered consulting services	262,700	5,814	72,000	-

	09.30.09	12.31.08
	USD	USD
Promissory notes from directors	386,305	540,646

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

No litigation has been commenced as of September 30, 2009. Manas and IPR are firmly of the view that Energy Focus no longer has any right to join the consortium. While Energy Focus has not accepted this position, they have not commenced litigation.

At September 30, 2009, there had been no legal actions against the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Chile and Albania.

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

	Nine months period ended		Three months period ended
	September 30,	September 30,	September 30,	September 30,
Pension expenses	2009	2008	2009	2008
	USD	USD	USD	USD
Net service cost	21'939	7'747	7'313	2'582
Interest cost	14'064	6'870	4'688	2'290
Expected return on assets	(10'555)	(6'774)	(3'518)	(2'258)
Amortization of net (gain)/loss	0	0	0	0
Net periodic pension cost	25'448	7'843	8'483	2'614

During the nine months period ended September 30, 2009 and 2008 the Company made cash contributions of approximately $58,300 and $136,086, respectively to its defined benefit pension plan. The company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2009.

18. FAIR VALUE MEASUREMENT

FASB ASC 820 (Prior authoritative literature: SFAS 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets carried at fair value as of September 30, 2009 are classified in one of the three categories as follows:

	Level 1	Level 2	Level 3	Total
Warrants	$-	$-	$1'085'297	$1'085'297
Total	$-	$-	$1'085'297	$1'085'297

The following table summarizes the changes in the fair value of the Company’s level 3 financial assets and liabilities for the period ending September 30, 2009:

Balance at January 1, 2009	-
Total gains (losses) realized and unrealized:
Included in earnings, as a part of change in fair value of warrants	10'592'637	1)
Included in other comprehensive income	-
Purchase, sale, or settlement	(10'100'145)	2)
Net transfer in / (out) of level 3	592'805	3)
Balance at September 30, 2009	1'085'297

1)	Recorded in Change in fair value of warrants.
2)	Reclassification as equity instrument.
3)	Transfer in upon adoption of EITF 07-05.

19. EARNINGS PER SHARE

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares, participating securities and the dilutive effect of all other stock-based compensation awards as determined under the treasury stock method.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Nine months period ended		Three months period ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	119'051'733	113'610'124	119'051'733	114'700'557
Effect of common stock equivalents*
- stock options and non-vested stock
under employee compensation plans	-	-	2'190'706	-
- warrants	-	-	-	-
- contingently convertible loan	-	-	-	-
Diluted weighted average shares outstanding*	119'051'733	113'610'124	121'242'439	114'700'557

*For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation

20. COMPREHENSIVE INCOME (LOSS)

The comprehensive income (loss) are as follows:

	Nine months period ended		Three months period ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	USD	USD	USD	USD
Net gain/(loss) attributable to Manas	(18'792'985)	(25'625'435)	132'775	(15'733'316)
Currency translation adjustment attributable to Manas	(47'906)	6'067	(11'116)	6'195

Total comprehensive income (loss) attributable to Manas	(18'840'891)	(25'619'368)	121'659	(15'727'121)

21. SUBSEQUENT EVENT(S)

We have entered into an arm’s length binding letter of intent dated November 19, 2009 with WWI Resources Ltd., a company listed on the TSX Venture Exchange in Canada, pursuant to which we agreed to sell all of the shares of one of our wholly-owned subsidiaries in exchange for a minimum of 100,000,000 common shares of WWI Resources and a signing bonus in cash. At or prior to closing, it is contemplated that we will reorganize our affairs such that the subsidiary being sold will own 100% of our Albanian assets. The letter of intent provides that, after closing, WWI Resources will be obligated to issue to our company up to an aggregate of 150,000,000 additional common shares of WWI Resources upon the achievement of certain operational targets.

Completion of the transaction is subject to, among other things, completion of due diligence satisfactory to both parties, execution of a definitive agreement, receipt of all necessary regulatory and shareholder approvals and completion of a private placement in which WWI Resources will sell 100,000,000 units at a price of $0.25 per unit for gross proceeds of CDN$25,000,000. It is contemplated that each unit will consist of one common share and one warrant, with each warrant entitling the holder to purchase a further common share at a price of CDN$0.45 per share for a period of 5 years from closing.

It is contemplated that at closing, each of WWI Resources and our company will appoint three directors to the board of WWI Resources and the current officers of our company will be appointed as officers of WWI Resources.

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

The Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Results of Operations

For the nine months period ended September 30, 2009 we had a net loss of $18,792,985 as compared to a net loss of $25,625,435 for the comparable period ended September 30, 2008. 56% of the net loss, or $10,592,637, for the nine months period ended September 30, 2009 is related to the non-cash charge for a change of the fair value of warrants.

For the nine months period ended September 30, 2009 our operating expenses decreased to $7,426,013 from $16,615,450 reported for the same period in 2008. The 55% decrease in our total operating expenses is attributable firstly to personnel changes and reduction of administrative costs due to management’s decision to cut down costs, and secondly, to reduced exploration costs. 49% of the total operating expenses, or $3,604,815, for the nine months period ended September 30, 2009 is related to stock-based or stock option-based compensation payments, which are non-cash. Compared to the same period in 2008, where we recorded stock-based or stock option-based compensations of $7,454,813.

Personnel costs

For the nine months period ended September 30, 2009 our personnel costs decreased to $4,596,455 from $7,404,306 for the corresponding period in 2008. This decrease of 38% or 2,807,851 in the nine months period comparison is due to management’s decision to cut down costs from the beginning of 2009, to reduce the number of employees and to replace several employee contracts with consulting agreements.

For the nine months period ended September 30, 2009 77%, or $3,532,685, is related to a non-cash charge for stock compensation and our stock option plan to obtain and retain qualified management. In the corresponding period in 2008 71%, or $5,228,858, was related to a non cash-charge for stock compensation and our stock option plan to obtain and retain qualified management.

Exploration costs

For the nine months ended September 30, 2009, we incurred exploration costs of $870,544 as compared to $4,076,829 for the corresponding period in 2008. This decrease of 79% is mostly attributable to reduced exploration activity in Albania and Tajikistan during the nine months ended September 30, 2009. We have started geological and geophysical in Mongolia during the second half of 2009.

Consulting fees

For the nine months ended September 30, 2009, we paid consulting fees in the amount of $762,312 as compared to consulting fees of $2,960,512 for the period ended September 30, 2008. This decrease of 74% is related, firstly, to non-cash charges for stock compensation and our stock option plan to obtain and retain qualified management, and secondly, to management’s decision to cut down costs from the beginning of 2009.

For the nine months period ended September 30, 2009 9%, or $72,130, is related to a non-cash charge for stock compensation and our stock option plan to obtain and retain qualified management. In the corresponding period in 2008 75%, or $2,225,955, was related to a non cash-charge for stock compensation and our stock option plan to obtain and retain qualified management.

Administrative costs

For the nine months ended September 30, 2009, our administrative costs declined to $1,119,864 from $2,137,094 during the nine months ended September 30, 2009. This decrease of 48% or 1,017,230 is attributable to management’s decision to cut down costs from the beginning of 2009.

The Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Results of Operations

For the three months period ended September 30, 2009 we had a net income of $132,775 as compared to a net loss of $15,733,316 for the comparable period ended September 30, 2008. The net gain is positively affected by a non-cash profit of $2,809,589 for the change of the fair value of warrants for the three months period ended September 30, 2009.

For the three months period ended September 30, 2009 our operating expenses decreased to $2,382,852 from $6,115,098 reported for the same period in 2008. The 61% decrease in our total operating expenses is also attributable to management’s decision to cut down costs and reduced exploration costs. During the three months period ended September 30, 2009 35% of the total operating expenses, or $824,167, is related to a non cash-charge for stock compensation and our stock option plan to obtain and retain qualified management. Compared to the same period in 2008, $1,657,563 was related to a non cash-charge for stock compensation and our stock option plan to obtain and retain qualified management.

Personnel costs

For the three months period ended September 30, 2009 the personnel costs decreased to $1,080,601 from $2,347,406 for the three months period ended September 30, 2008. This decrease of 54% or 1,266,805 in the three months period comparison is due to management’s decision to cut down costs from the beginning of 2009, to reduce the number of employees and to replace several employee contracts with consulting agreements.

For the three months period ended September 30, 2009 74%, or $804,310, is related to a non-cash charge for stock compensation and our stock option plan to obtain and retain qualified management. In the corresponding three months period ended September 30, 2008 70%, or $1,633,065, is related to a non cash-charge for stock compensation and our stock option plan to obtain and retain qualified management.

Exploration costs

For the three months ended September 30, 2009 the exploration costs decreased 81% to $539,468 from $2,788,817 for the corresponding period in 2008. This is mostly attributable to reduced exploration activity in Albania and Tajikistan during the three months ended September 30, 2009. During the three months period ended September 30, 2009 we have started geological and geophysical in Mongolia.

Consulting fees

For the three months ended September 30, 2009, we paid consulting fees in the amount of $208,182 as compared to consulting fees of $268,719 for the corresponding period in 2008. This decrease of 23% is attributable to management’s decision to cut down costs from the beginning of 2009.

For the three months period ended September 30, 2009 10%, or $19,857, is related to a non-cash charge for stock compensation and our stock option plan to obtain and retain qualified management. In the corresponding period in 2008 9%, or $24,498, was related to a non cash-charge for stock compensation and our stock option plan to obtain and retain qualified management.

Administrative costs

For the three months ended September 30, 2009, our administrative costs declined to $539,821 from $695,284 during the three months ended September 30, 2008. This decrease of 22% or 155,463 is attributable to management’s decision to cut down costs from the beginning of 2009.

Liquidity and Capital Resources

Our cash balance as of September 30, 2009 was $3,273,946 of which $3,019,459 is restricted to finance the bank guarantees for the first phase of our work program in Albania (covering the seismic and geological and geophysical (geological and geographical) costs in Albania) and in Mongolia (covering the seismic and geological and geographical costs in Mongolia), leaving a balance of $254,487. In order to continue to fund operations for the next 12 months and implement the geological work program for our projects particular in Central Asia and the Balkan Region as well as to finance continuing operations, our group of companies will require further funds. We expect these funds will be raised through additional equity and/or debt financing (private placements). If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments.

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

On April 3, 2009, we successfully ratified the new work programs for our exploration blocks A, B and D, E in Albania and had them approved with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800 at our own disposal without any restrictions or limitations to these funds after the release, which took place by April 23, 2009 following completion of the procedural formalities. In addition, we finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia. On May 1, 2009, $1,000,000 of this loan was made available to our company. On September 7, 2009 the remaining $300,000 was made available to our Company.

Our capital commitments are disclosed in this quarterly report on Form 10-Q for the nine and three months ended September 30, 2009 as well as in our annual report on form 10-K for the year ended December 31, 2008. There have been no material changes in these commitments as of September 30, 2009.

Operating Activities

Net cash outflow from operating activities of $4,590,040 for the nine months ended September 30, 2009 has decreased from $7,459,875 in the comparable period for 2008. This is mainly due to management’s decision to cut down costs from beginning of 2009. As a consequence, the number of employees and the administrative costs have been reduced. Additionally, during the first two quarters of 2008, we had extensive exploration activities in Albania and Tajikistan.

Investing Activities

Net cash inflow from investing activities of $4,903,911 for the nine months ended September 30, 2009 has changed from a net cash outflow of $9,245,160 in the comparable period for 2008. This is due to the establishment of the bank guarantee for the first exploration phase in Albania in the second quarter of 2008. The reduction of the bank guarantee in Albania and the reduction of the amount on the escrow agreement in Mongolia during the nine months period ended September 30, 2009 have positively affected our Cash Flow from Investing Activities by $4,932,325.

Financing Activities

Net cash outflow from financing activities of $352,564 for the nine months ended September 30, 2009 has changed from a net cash inflow of 9,498,456 in the comparable period for 2008. During the nine months period ended September 30, 2008 Cash Flow from Financing Activities was positively affected by the issuance of Debentures in the second quarter of 2008 by $3,760,000, the issuance of the Convertible Loan in the third quarter of 2008 by $1,680,000 and the Private Placement of the third quarter of 2008 by $1,849,429.

Cash Flows

	Nine Months Ended
	September 30
	2009	2008
Net cash (used in) Operating Activities	$(5,022,604)	$(7,459,875)
Net cash provided by (used in) Investing Activities	$4,903,911	$(9,245,160)
Net cash provided by (used in) Financing Activities	$80,000	$9,498,456
Change in Cash and Cash Equivalents During the Period	$(38,693)	$(7,206,578)

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

Specifically, we estimate our cash needs for the next 12 months to proceed according to our business plan to be as follows:

Expense	Amount
Geological & Geophysical	12'000'000
General & Administrative	3'100'000
Financing	3'900'000
Legal	200'000
Audit	400'000
Open Commitments	775'000
Total Expenses planned for next 12 months	20'375'000

As an operator, we have no seismic or drilling commitments for the next 12 months in Mongolia. In Albania we have to provide a bank guarantee for the production sharing contract for blocks 2 and 3 of $8,500,000 to secure the drilling of a deep well. We plan to shoot 105 km of 2-D seismic in Blocks D and E, which we expect to cost us around $2,600,000. In Tajikistan, where we are operator, we are having a 2-D seismic commitment of around 160 KM (around $2,000,000) until the end of 2009. This seismic is currently performed and fully carried by Santos. As a non-operator, we have no seismic or drilling commitments in Chile for the next 12 months. In Kyrgyz Republic, the operational costs, including seismic are fully carried by our partner Santos. In Mongolia, we have currently a geological and geographical commitment of maximum $400,000 for the next 12 months. Should we be able to raise funds through equity financing, debt financing or other sources, such as additional farm-out agreements, we might increase or speed up our programs.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

The consolidated financial statements have been prepared on the assumption that we will continue as a going concern. For the three months ended September 30, 2009, we had a net income of $132,775, which was positively affected by a non-cash profit of $2,809,589 for the change of the fair value of warrants. We have historically incurred losses and have incurred a loss of $18,792,985 for the nine months ended September 30, 2009. Because of these historical losses, we will require additional working capital to develop our business operations. Our cash balance as of September 30, 2009 was $3,273,946 of which $3,019,459 has been restricted for a bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geographical costs in Albania) and two escrow accounts for the first phase of our work program in Mongolia (covering the seismic and geological and geographical cost in Mongolia), leaving a balance of $254,487.

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

On April 3, 2009, we successfully negotiated new work programs for our exploration blocks A & B and D & E in Albania with the Albanian authorities (AKBN), which allowed us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800. There are no further restrictions or limitations to these funds after the release, which took place by April 23, 2009 following completion of the procedural formalities. In addition we finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia. On May 1, 2009, $1,000,000 of this loan was made available to our company. On September 7, 2009 the remaining $300,000 was made available to our Company.

Based on the revised cost base we estimate that we have sufficient working capital to fund operations for one month from September 2009. In order to continue to fund operations through September 2010 and execute the strategy to develop our assets, we will require further funds. We expect to secure these additional funds through possible disposals or farm-outs of our existing interests and we are currently in active negotiations with interested parties for such transactions.

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

The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Based on our business plan, in the next 12 months, we expect to obtain $3,275,000 from internal sources and to need additional funding from external sources of at least $5,200,000 to cover our annual burn rate and minimum commitments, but an additional $11,900,000 to proceed according to our business plan.

Recent Developments

We are primarily focused on our operations in Albania, Kyrgyz Republic, Tajikistan, Mongolia and Chile. Since the end of our most recent fiscal year, various developments have affected these operations.

Letter of Intent with WWI Resources Ltd.

We have entered into an arm’s length binding letter of intent dated November 19, 2009 with WWI Resources Ltd., a company listed on the TSX Venture Exchange in Canada, pursuant to which we agreed to sell all of the shares of one of our wholly-owned subsidiaries in exchange for a minimum of 100,000,000 common shares of WWI Resources and a signing bonus in cash. At or prior to closing, it is contemplated that we will reorganize our affairs such that the subsidiary being sold will own 100% of our Albanian assets. The letter of intent provides that, after closing, WWI Resources will be obligated to issue to our company up to an aggregate of 150,000,000 additional common shares of WWI Resources upon the achievement of certain operational targets.

Completion of the transaction is subject to, among other things, completion of due diligence satisfactory to both parties, execution of a definitive agreement, receipt of all necessary regulatory and shareholder approvals and completion of a private placement in which WWI Resources will sell 100,000,000 units at a price of $0.25 per unit for gross proceeds of CDN$25,000,000. It is contemplated that each unit will consist of one common share and one warrant, with each warrant entitling the holder to purchase a further common share at a price of CDN$0.45 per share for a period of 5 years from closing.

It is contemplated that at closing, each of WWI Resources and our company will appoint three directors to the board of WWI Resources and the current officers of our company will be appointed as officers of WWI Resources.

At closing, the subsidiary being sold is contemplated to hold three production sharing contracts onshore blocks in Albania that comprise 1.7 million net acres with 100% working interest. The production sharing contracts are for Blocks A, B, D, E, 2 and 3. There are no known reserves on any of these properties.

Albania

On April 3, 2009, we successfully negotiated new work programs under our two production sharing contracts for our exploration blocks A & B and D & E in Albania with the Albanian authorities. For the production sharing contract covering blocks A & B, we reduced the minimum seismic line kilometers from 300 km of 2D seismic to 189 km for the first phase, which was completed by December 31, 2008. For the production sharing contract covering blocks D & E, we reduced the minimum seismic line kilometers from 300 km to 105 km of 2D seismic for the first phase.

On April 21, 2009, we entered into a non-binding letter of intent with an unrelated third party concerning the possible farmout, by that third party, to our Albanian properties. On July 21st 2009 we have signed an extended farmout term sheet covering Blocks A, B, D, E, 2 and 3 in Albania with the unrelated third party. Both parties have agreed to keep the terms confidential until the signing of a shareholders' agreement. The letter of intent and the extended term sheet are subject to, among other conditions, the negotiation and execution of a formal agreement which is currently prepared. The party has completed a due diligence.

We received the final results of the seismic program relating to blocks A & B from the Geological Institute of Israel in Q1. We performed the final seismic interpretation of all seismic data for block A, integrating new and existing seismic data, including well data and surface geology. We also prepared various time and depth maps, geological map, seismic line and well location maps for blocks A & B. We have applied and received a number of well and seismic data from AKBN regarding previous exploration campaigns including the data on the Shpiragu well. The data was transcribed and loaded into DWM data base.

Blocks 2-3 in Albania

On July 8, 2009, the Albanian Council of Ministers approved Decision No. 754 regarding the approval of a production sharing contract for exploration, development and production of hydrocarbons in onshore Albania, in Blocks 2-3, between the Ministry of Economy, Trade and Energy, represented by the National Agency of Natural Resources and DWM Petroleum AG. DWM is the 100% subsidiary of Manas Petroleum Corporation. The production sharing contract was made effective July 31, 2009.

The production sharing contract comprises two blocks that cover approximately 3,439 km2 (or approximately 849,795 acres). The production sharing contract covering the blocks set out minimum work and expenditure requirements for three phases that we must comply with to maintain the exploration rights for the contractual area. Failure to comply with the work and financial requirements in any one phase means that the exploration period will terminate and we will not be able to enter the other phases for the applicable blocks. Under the contract if the three phases are completed, they will take seven years to complete and will require a minimum expenditure of $25,100,000.

We have three years from the effective date of the contract to complete the requirements in Phase 1. After Phase 1, we have the option either to continue pursuing or to relinquish the exploration rights. The Phase 1 minimum work and financial program requires the undertaking of a minimum of $400,000 in geological and geophysical studies, the re-processing of 150 kilometres of seismic data at a minimum cost of $100,000 and drilling of an exploration well to a depth of at least 4,000 meters at a minimum cost of $8,000,000 or until it reaches the Carbonates of the Eocene or Cretaceous, whichever first occurs.

We have two years from the completion of Phase 1 to complete the requirements in Phase 2. The Phase 2 minimum work and financial program requires the undertaking of a minimum of $300,000 in geological and geophysical studies, and the drilling of an exploration well to a depth of at least 4,000 meters at a minimum cost of $8,000,000, or until it reaches the Carbonates of the Eocene or Cretaceous, whichever first occurs.

We have two years from the completion of Phase 2 to complete the requirements in Phase 3. The Phase 3 minimum work and financial program requires the undertaking of a minimum of $300,000 in geological and geophysical studies and the drilling of an exploration well to a depth of at least 4,000 meters at a minimum cost of $8,000,000, or until it reaches the Carbonates of the Eocene or Cretaceous, whichever first occurs.

Kyrgyz Republic

South Petroleum Company (SPC), in which Manas owns a 25% interest, prepared the drilling of the first shallow light oil target, the North Aizar 1 well. The target depth is 1950 meters. A new roof of productive Paleogene deposits was drilled in. The drilling operations was carried out by the contractor CJSC “Sherik” with whom a contract was finalized.

The drilling of an exploration well at the North Ayzar -1 (Tuzluk license) prospect by the Kyrgyz joint venture, SPC (South Petroleum Company) was spudded on June 15, 2009. The North Ayzar- 1 was to test tertiary-aged (Palaeogene) clastics and carbonates reservoirs between 1650 and 1900m. The total depth of this well is 1860m. The objective Palaeocene section was intersected structurally high to prognosis, and minor hydrocarbon shows were encountered in some thin sandstone beds between 1700 and 1735m. The well was logged, plugged and evaluation was made that the hydrocarbon shows are not commercial. The rig was moved to the Soh permit area in August 2009, to drill the Huday Nazar-1 well.

Tajikistan

Somon Oil, in which Manas Petroleum holds a 90% interest has started to prepare a seismic campaign which covers in Phase 1 around 383 km of 2-D seismic out of which 123 km are acquired until now. It is planned to shoot the remaining 260 km until the end of 2009. This included environmental licenses, preparation of a field camp and finalizing a seismic program. A letter of award for the seismic is signed to the Iranian geophysical company OEOC.

On July 28, 2009, Somon Oil was granted the Tajik “North-West” petroleum license which covers 2,492 square kilometers (615,784 acre) of exploration area. The license entitles Somon Oil to 7 years of exploration. In case of discovery, Somon Oil has an exclusive right on the discovered field. The license area is located in the north part of the Sugd region, and is bordering with Uzbekistan and the Uzbek pipeline network. In the south-west the license area is adjacent with Somon Oil’s western license areas Novobod and Obchai-Kalacha. Existing exploration data within the North-West license area contain 6 wells and 1,100 km of 2-D seismic which was acquired during Soviet exploration campaigns between 1964 and 1992. Somon Oil targets large four-way closure prospects in the North-West license area at a depth of 3.5 – 4.5 km. The 7 years work program contains 400 km of 2-D seismic, 100 square kilometers of 3-D seismic and 2 deep wells. Financing for the exploration up to discovery is secured by the existing option farmout to Santos International Holdings PTY Ltd.

Chile

In connection with our consortium’s operations in Chile and as part of the geological and geophysical work, the operator Geopark Holdings Ltd. continued gathering digital data base and catalogued the well files. They have reprocessed data from previous seismic explorations and made a field surface geology study. Geopark finalized a seismic project in October 2009 as basis for a tender for the performance of 360 KM of 2-D seismic and 160 square KM of 3-D seismic. Manas is holding 20% interest in the Tranquillo block through its subsidiary Manas Chile limitada.

Mongolia

On April 21th, 2009 Manas Petroleum Corporation’s wholly-owned subsidiary, DWM Petroleum AG, has signed production contracts with the Petroleum Authority of Mongolia for blocks 13 and 14 at the Hotel Khan Palace Kempinsky in Ulaanbaatar, Mongolia. The production contracts were signed by Dashzeveg Amarsaikhan, the Chairman of the Petroleum Authority of Mongolia, and by Alex Becker on behalf of DWM Petroleum AG in a televised ceremony. Jamiansurengiyn Batsuuri, Vice-Minister of the Ministry of Mineral Resources and Energy, Dr. Ariunsan Baldanjav, Economic Policy Advisor of the Prime Minister's office, and several members of Parliament attended the televised ceremony. The signing ceremony follows a review process by Mongolian Government and Security Council and formal ratification by parliament. Subject to payment of fees, this represented the final step in assigning these blocks for exploration and exploitation according to Mongolian law.

Manas owns a 74% interest in blocks 13 and 14, which cover an aggregate of over 20,000 square kilometers, or almost five million acres, of land located on Mongolia's southern border. The production contracts provide for a five-year exploration period (with two optional six month extensions allowed) beginning on the effective date of April 21, 2009, and a twenty-year exploitation period (with two five year extensions allowed). The remaining 26% interest in blocks 13 and 14 is held by two investors and a Mongolian oil and gas company whose 10% interest is contingent upon further cooperation.

In June we received the license for the right to conduct geological exploration works within the blocks # 13 and 14 for a term of 3 years. The agreement with the Saint Petersburg’s Institute VSEGEI for the realization of gravimetrical works within the blocks # 13 and 14 was signed and the works were performed during June – September of 2009.

As of Q3, we have performed the following technical work for the two blocks: Around 1000 square KM of geological mapping, geological structural sections, lithological stratigraphic sections, paleontologic stratigraphic sections and gravimetrie. Field geologists both from DWM managed a number of field trips which were supported by technical experts from the Geophysical Institute of Israel, and the St. Petersburg Institute VSEGEI.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

10.53	Letter from AKBN regarding Production Sharing Contracts for Blocks A-B and D-E dated May 5, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.54	Employment Agreement between Ari Muljana and Manas Petroleum Corporation dated April 1, 2009 (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on July 30, 2009)
10.55	Consultancy Agreement dated November 21, 2008 with Dr. Richard Schenz (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)
10.56	Non Statutory Stock Option Agreement dated August 10, 2009 with Dr. Richard Schenz ($0.68) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)

Exhibit Number	Description
10.57	Non Statutory Stock Option Agreement dated August 10, 2009 with Dr. Richard Schenz ($0.79) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)
10.58*

Production Sharing Contract for Exploration, Development and Production of Petroleum in Onshore Albania – Block “2-3” – between Ministry of Economy, Trade and Energy of Albania and DWM Petroleum dated November 7, 2008

10.59*	Letter of Intent with WWI Resources Ltd. dated November 19, 2009
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(21)	Subsidiaries
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

Date: November 23, 2009

By
/s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)

Date: November 23, 2009