Form 10-K/A
period 2008-12-31
MANAS PETROLEUM Corp
filed 2010-01-25
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2 )

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

ii

EXPLANATORY NOTE

This Amendment No. 2 to Annual Report on Form 10-K/A amends and restates in part Item 1A of Part I, Item 9A(T) of Part II, and Item 11 of Part III of the Annual Report on Form 10-K for the year ended December 31, 2008 that was filed by Manas Petroleum Corporation with the Securities and Exchange Commission on April 15, 2009. This Amendment No. 2 corrects the errors described below.

The risk factor disclosure has been revised to include cautionary language regarding the risk presented by ineffective disclosure controls and procedures and a material weakness in internal control over financial reporting (see page 17, below) and the risk of dilution that might result from issuing equity in order to acquire additional properties or to finance capital requirements (see page 22, below).

Note 9 to the Notes to the Consolidated Financial Statements has been revised to correct prior disclosure that the repricing of warrants effected pursuant to the terms of the warrant certificates resulted in the cancellation of the original warrant agreements and the issuance of new warrant agreements. The corrected disclosure reflects that the original warrant agreements were neither cancelled nor replaced (see page F-13, below).

Item 9A(T) has been revised to reflect that only two of the failures resulting from a material weakness in internal control over financial reporting resulted in material changes to disclosure, and that the changes to disclosure resulting from the third failure were not, themselves, material changes (see pages 35 and 36, below).

Footnotes detailing certain assumptions made in the valuation of certain stock and option awards were added to the Summary Compensation Table (see page 45, below) and an error in the “Total” column of the beneficial ownership table has been corrected (see page 50, below).

Finally, the document has been reformatted to correct pagination errors.

Except for the correction of the recently discovered error described above, this Amendment No. 2 to Annual Report on Form 10-K/A does not update any disclosure from, or reflect any event occurring subsequent to April 15, 2009 which is the filing date of the original Annual Report on Form 10-K. The other information in this Amendment No. 2 is only provided as a convenience to the reader.

TABLE OF CONTENTS

PART I	1
ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	15
ITEM 1B. UNRESOLVED STAFF COMMENTS	24
ITEM 2. PROPERTIES	24
ITEM 3. LEGAL PROCEEDINGS	24
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
PART II	25
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	25
ITEM 6 SELECTED FINANCIAL DATA	28
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	28
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	34
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS	36
ITEM 9A(T). CONTROLS AND PROCEDURES	36
ITEM 9B OTHER INFORMATION	38
PART III	40
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	40
ITEM 11. EXECUTIVE COMPENSATION	46
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	51
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	52
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	53
PART IV	54
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	54
SIGNATURES	57

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

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of December 31, 2008 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a lack of knowledge regarding U.S. generally accepted accounting principles and the rules of the Securities and Exchange Commission by responsible people within our company. As a result, we failed to timely file certain disclosure that we were required to timely file on Form 8-K and we made errors in our accounting for certain transactions involving a beneficial conversion feature related to the issuance of debentures and adjustments of the exercise price of certain warrants, errors in our accounting for stock options granted to consultants and an error in our disclosure concerning entitlement to the $1,000,000 earn-out to be made by Santos International Holdings PTY Ltd. pursuant to the October 4, 2006 agreement between our subsidiary, DWM Petroleum, and Santos International Holdings PTY Ltd.

In addition, our management evaluated our internal control over financial reporting as of December 31, 2008 and concluded that that there was a material weakness in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are currently considering how best to correct this material weakness.

We have not yet remediated these material weaknesses and we believe that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective. Until these issues are corrected, our ability to report quarterly and annual financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and our financial reporting may continue to be unreliable, which could result in additional misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

If we obtain additional financing through the sale of additional equity in our company, the issuance of additional shares of common stock will result in dilution to our existing stockholders.

We are authorized to issue 300,000,000 shares of common stock and, as of December 31, 2009, 119,051,733 shares of our common stock were issued and outstanding. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital without the consent of any of our stockholders. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

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

As a result of the subsequent equity sales adjustment clause included in most of the Company’s warrant agreements, the private placement on September 4, 2008 caused the Company to reprice 13,933,989 warrants to the last equity issuance price ($0.59) and increase the number of common shares to be issued upon exercise of the warrants to 69,966,707. The accounting impact of this repricing is to record an expense for the difference in the fair value of the new warrant agreements and the fair value of the original warrant agreements immediately prior to the adjustment. The result was a charge of $9,439,775 recorded in the quarter ended September 30, 2008 and a corresponding increase to additional paid in capital.

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

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended December 31, 2008, we included a number of inaccuracies in forms filed with the Securities and Exchange Commission. The identification of these inaccuracies arose as a part of our annual financial statement audit. We believe that these inaccuracies, which are summarized below, resulted from our personnel not having sufficient knowledge of generally accepted accounting principles as would enable them to properly analyze accounting issues presented by instruments issued by our company and referred to below. We are currently considering how best to correct this material weakness.

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

We believe that the failures summarized above were material. In addition, the material weakness in our internal control over financial reporting resulted in a third failure, which we have summarized below. While this third failure was also the result of the identified material weakness, we do not believe that the resulting change to our disclosure was itself material:

  On July 16, 2009, our Board of Directors concluded that the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 did not correctly measure the consulting expense incurred by our company during the year. In accordance with accounting principles generally accepted in the United States we should have remeasured the stock option expense for options issued to non-employees at each reporting period. The fair value was not remeasured from the grant date fair value. The result is a decrease in consulting expense of $832,656 recorded in the year ended December 31, 2008 and a corresponding decrease in additional paid in capital. The adjustments do not affect previously reported revenues, cash flows or the company’s cash/liquidity position and, as our Board of Directors does not consider the changes to our financial statements to be material, we did not file amendments to the previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008. For a discussion of the restatement adjustments refer to Notes 23 and 24 of the consolidated financial statements presented herein.

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

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K /A .

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards [1] ($)	Option Awards [2] ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Alexander Becker Former CEO[5], Vice Chairman and Executive Director	2008 2007	336,000 336,000	Nil Nil	Nil Nil	Nil 2,976,199	Nil Nil	Nil Nil	20,000 20,000	356,000 3,332,199
Peter-Mark Vogel Former CFO[6] Executive Director[7]	2008 2007	336,000 336,000	Nil Nil	Nil Nil	Nil 2,976,199	Nil Nil	Nil Nil	20,000 20,000	356,000 3,332,199
Erik Herlyn COO/CEO[8]	2008 2007	212,500 90,000	Nil Nil	125,000 Nil	Nil 1,185,412	Nil Nil	Nil Nil	10,800 Nil	348,300 1,275,412
Rahul Sen Gupta Former CFO[9]	2008 2007	187,500 Nil	Nil Nil	Nil Nil	450,964 Nil	Nil Nil	Nil Nil	10,800 Nil	649,264 Nil
Yaroslav Bandurak Chief Technical Officer	2008 2007	120,000 72,500	Nil Nil	Nil Nil	Nil 2,551,028	Nil Nil	Nil Nil	Nil Nil	120,000 2,623,528
Thomas Flottmannn Former CEO[10]	2008 2007	308,000 Nil	Nil Nil	Nil Nil	676,446 Nil	Nil Nil	Nil Nil	12,000 Nil	996,446 Nil

_________________________________________
1 This amount represents the fair value of these shares at the date of grant. The fair value of these shares was determined using the market price at the date of grant ($0.50 per share). Please see Note 7 to our financial statements contained in this annual report on Form 10-K/A.

2 These amounts represent the fair value of these options at the date of grant. The fair value of all of the options was determined using the Black-Scholes option pricing model using a 6-year expected life of the option, a volatility factor of 50% and 60%, a risk-free rate of between 3.2% and 5.0% and no assumed dividend rate. Please see Note 7 to our financial statements contained in this annual report on Form 10-K/A.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named Executive Officer certain information concerning the outstanding equity awards as of December 31, 2008.

_________________________________________
5 Mr. Becker resigned as CEO on February 8, 2008
6 Mr. Vogel resigned as CFO on February 8, 2008
7 Mr. Vogel resigned as an Executive Director on February 1, 2009
8 Mr. Herlyn was appointed CEO on February 1, 2009
9 Mr. Sen Gupta resigned on February 28, 2009
10 Mr. Flottmann resigned on February 1, 2009

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

Security ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [11]
Common Stock	Heinz J. Scholz Seegartenstrasse 45 Horgen 8810	23,903,282 [2]	Direct	20.1%
Common Stock	Alexander Becker 1051 Brickley Close Sidney, BC V8L 5L1	19,096,609 [3]	Direct	16.0%
Common Stock	Neil Herman Maedel Lot 10 Port New Prividence Nassau, Bahamas	1,800,000 [4]	Direct	1.5%
Common Stock	Rahul Sen Gupta Alte Wollerauerstrasse 36 Wollerau 8832	396,662 [5]	Direct	0.3%
Common Stock	Yaruslav Bandurak Moskovskaya Str, H 86 AP 38 Bishkek 720021	2,600,000 [6]	Direct	2.2%
Common Stock	Boris Goldinstein Rruga Ismail Pallati 2K AP 1&2	100,000 [7]	Direct	-
Common Stock	Velletta Resources & Technology Corp.[8] 4th Floor, 931 Fort Street Victoria BC V8V 3K3	3,483,334 [9]	Direct	2.9%
Common Stock	Peter-Mark Vogel Haabweg 2 Baech 8806	18,915,265 [10]	Direct	15.9%
Common Stock	Erik Herlyn Am Rain 11 Windisch 5210	483,333 [11]	Direct	0.4%
	TOTAL	70,778,485		59.8%

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
Dated: January 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Erik Herlyn
Erik Herlyn
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: January 25, 2010

/s/ Ari Muljana
Ari Muljana
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: January 25, 2010

/s/ Heinz Scholz
Heinz Scholz
Chairman and Executive Director
Dated: January 25, 2010

/s/ Michael Velletta
Michael Velletta
Executive Director
Dated: January 25, 2010