Form 10-K
period 2009-12-31
MANAS PETROLEUM Corp
filed 2010-03-18
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009
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

Registrant’s telephone number, including area code +41 (44) 718 10 30

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
Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

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
Yes [   ]    No [X]

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately
$34,512,037, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Bulletin Board on June 30, 2009 of $0.62 per share.

As of March 12, 2010, 119,051,733 shares of the registrant’s common stock were issued and outstanding.

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

  our need for, and our ability to raise, capital;

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

  other factors discussed under the section entitled “Risk Factors” beginning on page 23 of this annual report on Form 10-K, below.

These risks, as well as risks that we cannot currently anticipate, could cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward looking statements to conform these statements to actual results.

You should read the following discussion and analysis in conjunction with our audited consolidated financial statements, together with the Notes thereto, included in this Form 10-K and beginning at page 45, below.

Manas Petroleum Corporation, a Nevada corporation, its subsidiaries and joint ventures which are also referred to as “Manas Petroleum”, “Manas”, the “Group”, the “Company”, “us”, “our” or “we” are in the business of exploring for oil and gas, primarily in Central Asia and the Balkans.

Corporate History

We were incorporated in the State of Nevada on July 9, 1998 as “Express Systems Corporation”.

We entered into a share exchange agreement dated November 23, 2006 with DWM Petroleum AG, a Swiss company, and the shareholders of DWM Petroleum. The share exchange contemplated by this agreement was completed April 10, 2007, at which time the shareholders of DWM Petroleum received 80,000,000 shares of our common stock, equal to 79.9% of our outstanding common stock at the time, in exchange for 100% of the shares of DWM Petroleum. In addition, the share exchange agreement contained a post-closing covenant requiring that we issue an aggregate of up to an additional 500,000 shares of our common stock over time to the former shareholders of DWM Petroleum for every 50 million barrels of P50 oil reserves net to us from exploration in the Kyrgyz Republic, Albania, and Tajikistan up to a maximum of 2.5 billion barrels of P50 oil reserves. At our option, this obligation can be extended to additional properties that are acquired through the actions of the former shareholders of DWM Petroleum.

The acquisition of DWM Petroleum was accounted for as a merger of a private operating company into a non-operating public shell. Consequently, Manas Petroleum Corporation is the continuing legal registrant for regulatory purposes and DWM Petroleum was treated as the continuing accounting acquirer for accounting and reporting purposes. The assets and liabilities of DWM Petroleum remained at historic cost. Under US GAAP, in transactions involving the merger of a private operating company into a non-operating public shell, the transaction is equivalent to the issuance of stock by DWM Petroleum for the net monetary assets of Manas Petroleum Corporation, accompanied by a recapitalization. The accounting is identical to a reverse acquisition, except that no goodwill or other intangibles are recorded. The historical financial statements prior to April 10, 2007 refer to the consolidated financial statements of DWM Petroleum.

Contemporaneously with the share exchange, we sold our wholly-owned subsidiary, Masterlist Inc. to its sole employee for a nominal cash payment and five annual payments equal to 5% of the gross sales of Masterlist for each respective year. As a result of the share exchange and the sale of Masterlist, we abandoned our prior business and DWM Petroleum became our wholly-owned subsidiary.

As a condition to completion of the share exchange, the shareholders of DWM Petroleum entered into a written lock up agreement in which they agreed to resale restrictions on the shares our common stock received by them at closing. Each lock up agreement gave us the right to unilaterally waive the resale restrictions so long as the waiver applied to all of the locked up stockholders and, on April 15, 2009, we agreed to waive all of these resale restrictions. Resale of the shares of our stock that were affected by these lock up agreements continues to be subject to any resale restrictions imposed by law, including the applicable securities laws.

As a pre-condition to the share exchange, we amended our articles of incorporation on April 2, 2007 to increase our authorized capital from 25,000,000 to 300,000,000 shares of common stock and to change our name to our current name, “Manas Petroleum Corporation”. At the completion of the share exchange transaction on April 10, 2007, all of our directors and officers resigned and were replaced by the officers and directors of DWM Petroleum.

Our Current Business

Our wholly-owned subsidiary, DWM Petroleum A.G., is a Swiss registered company based in Baar, Switzerland. DWM Petroleum was founded in 2004 to focus on the exploration of oil and gas in Central Asia. On April 7, 2004, DWM Petroleum acquired a 90% interest in the CJSC South Petroleum Company in the Kyrgyz Republic. Between April 2004 and August 2006, CJSC South Petroleum Company was awarded six exploration licenses in the Kyrgyz Republic, five of which were subsequently renewed. On June 28, 2006, DWM Petroleum and Anawak LLC founded CJSC Somon Oil Company in Tajikistan.

On November 28, 2007, DWM Petroleum opened a branch office in Albania to run our operations in the Balkan region. Effective February 24, 2010, and in connection with the sale of our Albanian project, Petromanas Energy Inc. and Manas Adriatic GmbH have assumed this office and the responsibility for its rent and maintenance.

On August 29, 2007, we formed Manas Petroleum A.G., a Swiss registered company based in Baar, Switzerland, a wholly owned subsidiary of Manas Petroleum Corporation. We intended to use this subsidiary to consolidate properties in the Balkans at a later stage of our business development. In light of our recent sale to Petromanas Energy Inc. of our subsidiary Manas Adriatic GmbH, we are currently reassessing the purpose for and the need to maintain this subsidiary.

On March 26, 2008, we incorporated Manas Management Services Limited in the Bahamas, which controls 99% of Manas Energia Chile Limitada, which was incorporated on April 24, 2008. Both subsidiaries were formed to consolidate our property in Chile. The remaining 1% of Manas Energia Chile Limitada is owned directly by Manas Petroleum Corporation.

On April 29, 2008, Improved Petroleum Recovery and we entered into a farm-out agreement with GeoPark Holdings Ltd. and Pluspetrol S.A. Pursuant to the agreement, IPR and we each hold 20% of the project and Geopark and Pluspetrol each hold 30%. A joint operating contract has been signed between Improved Petroleum Recovery, Pluspetrol, Geopark and us, under which the operatorship will be transferred from IPR to Geopark,

On April 21, 2009, DWM Petroleum signed two production contracts with the Petroleum Authority of Mongolia for blocks 13 and 14. We have established an office in Mongolia and commenced preparing a seismic exploration campaign.

On November 19, 2009, we entered into an arms length letter of intent with WWI Resources Ltd., a Canadian public company whose common shares are listed on the Canadian TSX Venture Exchange, pursuant to which we agreed to sell all of the shares of DWM Petroleum or another subsidiary of our company that would own, at the closing, 100% of our Albanian project, in exchange for cash and common shares of WWI Resources. Completion of the transactions described in this letter of intent was subject to, among other things, approval by the shareholders of WWI Resources and applicable regulatory authorities, due diligence investigations by both the seller and the purchaser, and execution of a formal agreement.

On December 7, 2009, DWM Petroleum formed Manas Adriatic GmbH, a Swiss company, and thereafter DWM Petroleum transferred title to our Albanian project to Manas Adriatic. Also in December of 2009, WWI Resources advanced $917,723 to Manas Adriatic for use by Manas Adriatic and our company as working capital until the parties could complete the transaction.

On February 24, 2010, we signed a formal Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to WWI Resources. As consideration for these shares, DWM Petroleum received CDN$2,000,000 ($1,937,396) in cash on March 3, 2010 and 100,000,000 WWI Resources common shares. Pursuant to the purchase agreement, DWM Petroleum is entitled to receive an aggregate of up to an additional 150,000,000 WWI Resources common shares as follows:

          (i)             100,000,000 WWI Resources common shares upon completion of the first well on the Albainian project by Manas Adriatic, or on the date that is 16 months after the Closing Date, whichever occurs first;

          (ii)            25,000,000 WWI Resources common shares if, on or before the tenth anniversary of the Closing Date, Manas Adriatic receives a report prepared pursuant to Canada’s National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities, confirming that the Albanian project has 2P reserves of not less than 50,000,000 barrels of oil (BOE); and

          (iii)          if, on or before the tenth anniversary of the Closing Date, Manas Adriatic receives a report prepared pursuant to Canada’s National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities, confirming that the Albanian project has 2P reserves in excess of 50,000,000 BOEs, then for each 50,000,000 BOEs over and above 50,000,000 BOEs, WWI Resources will be required to issue 500,000 WWI common shares to DWM Petroleum to a maximum of 25,000,000 WWI Resources common shares.

In addition, at closing WWI Resources funded Manas Adriatic with $8,500,000 to be used by Manas Adriatic to repay advances made by DWM Petroleum and its predecessors in respect of the Albanian project.

At closing, WWI Resources changed its name to Petromanas Energy Inc. (TSXV: PMI) and it appointed to its six member board of directors three directors nominated by our company (Michael Velletta, Heinz Scholz and Peter-Mark Vogel). In addition, and also at closing, the board of directors of Petromanas appointed Erik Herlyn (our Chief Executive Officer) and Ari Muljana (our Chief Financial Officer) as the Chief Executive Officer and Chief Financial Officer, respectively, of Petromanas.

Contemporaneously with the completion of its purchase of Manas Adriatic, Petromanas completed a private placement offering in which it sold 100,000,000 of its common shares for gross proceeds of CDN$25,000,000 (approximately $24,518,000). After adjustment for the 100,000,000 common shares issued to DWM Petroleum at the completion of the sale of Manas Adriatic and the 100,000,000 common shares issued in this private placement, Petromanas had 328,231,466 common shares issued and outstanding, of which DWM Petroleum owns 100,000,000, or approximately 30.47% .

We have signed an agreement dated January 29, 2010, pursuant to which we have agreed to assign our interest in our Chilean project in exchange for a return of all of the money that we have invested in this project to date and relief from all currently outstanding and future obligations in respect of the project. This agreement and the assignment of our interest in this project are subject to approval by the Ministry of Energy in Chile. If the Ministry of Energy in Chile approves our agreement and the assignment of our interest in the Tranquilo blocks, the partners involved on a go-forward basis will be Pluspetrol Chile S.A. (as to a 25% interest), Wintershall Chile Limitada (as to a 25% interest), International Finance Corporation of the World Bank (as to a 12.5% interest), Methanex Chile S.A. (as to a 12.5% interest) and GeoPark Magallanes Limitada (as to a 25% interest).

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

We carry out operations both directly and through participation in ventures with other oil and gas companies to whom we have farmed out a project. We currently have or are involved in projects in the Kyrgyz Republic, Albania, Tajikistan, Mongolia and Chile. The following is a brief description of each of our current projects:

Kyrgyz Republic:

We own 25% of South Petroleum Company, a joint stock company formed in Kyrgyz Republic. Santos International Holdings PTY Limited, an Australian company, owns 70% of South Petroleum and Kyrgyzneftgaz, a Kyrgyz government entity, owns the remaining five percent. Santos International Holdings PTY Limited is the wholly-owned subsidiary of Santos Limited, which is listed on the Australian Securities Exchange and is one of Australia’s largest onshore gas producers. South Petroleum owns five exploration licenses that cover a total area of approximately 569,578 acres (or 2,305 km2) located in the Fergana Basin which is an intermontane basin, the greater part of which lies mainly in the eastern part of Uzbekistan. South Petroleum has no known reserves on lands covered by these licenses.

South Petroleum Company

At inception, DWM Petroleum, our wholly-owned subsidiary, owned 90% of South Petroleum. The Kyrgyz government, through its operating entity Kyrgyzneftgaz, owned the other 10%.

Farm-In Agreement

On October 4, 2006, we agreed to sell 70% of South Petroleum to Santos International Operations PTY Ltd. We sold the 70% interest in South Petroleum and wrote off $905,939 in debt owed to us by South Petroleum in exchange for an upfront cash payment of $4 million. In addition, Santos International Holdings PTY Ltd. agreed to fund and carry out a two-phase work program on the licensed area. The agreement called for overall expenditures of approximately $11,500,000 during Phase 1 and approximately $42,000,000 during Phase 2, for a total work program of approximately $53.5 million. In addition, Santos International is responsible for general administration and office overhead costs incurred during the work program, which we estimate to be approximately $1,000,000 per year. Phase 1, which is described below, was completed on October 24, 2008. On December 2, 2008, Santos International commenced Phase 2.

Phase 1

During Phase 1 of the work program, Santos International was required to:

  undertake geological studies (at an estimated expenditure of $500,000);
  subject to the availability and quality of original data, reprocess up to 5,000 kilometers of 2D seismic (at an estimated expenditure of $1,000,000); and
  at its election, acquire and process either: (i) 1,000 kilometers of 2D seismic; or (ii) a combination of 2D seismic and 3D seismic, the total cost of which would be equivalent to the total cost of acquiring and processing 1,000 kilometers of 2D seismic, up to a maximum expenditure of $10,000,000 (with Santos International having the right to deduct those seismic acquisition and processing costs above U.S. $10,000,000 from the maximum expenditure caps).

Phase 2

On December 2, 2008, Santos International entered into Phase 2 of the work program. During Phase 2, Santos International is to:

  drill three exploration wells in the license area to a maximum expenditure of $7,000,000 per well; and

  drill three appraisal wells in the license area to a maximum expenditure of $7,000,000 per well.

If Santos International spends in excess of $42,000,000 on the exploration and appraisal wells, we will be obligated to pay 30% of the excess. Such excess expenditure would be subtracted from future dividend payments out of future revenues, but if there are no future revenues, we have no future obligation to fund such expenditure. Santos International is required to consult with us, and endeavor to reach agreement with us, on the location of each of these wells but if Santos International and we cannot agree then Santos International will have the right to determine the location. Santos International agreed to use its best efforts to begin drilling the first of these exploration wells as soon as practicable after December 2, 2008, which has happened in June 2009, and to begin drilling the second exploration well in the Phase 2 work program within twelve months after the date that it finishes drilling the first exploration well, but there is no penalty if Santos International fails to meet this schedule. Within 60 days after completion of the drilling of the second exploration well, Santos International may withdraw from the farm-in agreement without any additional penalty.

Share Purchase Agreement

On December 7, 2006, we entered into an agreement with Kyrgyzneftgaz to purchase half of its 10% interest in South Petroleum for KGS 10,005,000, which at that time represented approximately $241,375. At title transfer on January 25, 2007, we paid KGS 2,005,000 (approximately $48,372 at the exchange rate at that time); on June 6, 2007, we paid an additional KGS 4,000,000 (approximately $96,800 at the exchange rate at that time); and on December 7, 2007 we paid an additional KGS 4,000,000 (approximately $109,560 at the exchange rate at that time).

Licenses

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

Exploitation licenses are granted for 20 years with subsequent extensions depending on the depletion of the resource. There is a yearly fee payable to the government of approximately $150 per license and a minimum annual work program of $50 per km2 (approximately $115,250 per year for the land covered by the licenses). All taxes and work commitments on the five licenses are current. There is a 3% royalty and a corporate tax of 10% payable to the Kyrgyz government on revenue from production from the areas covered by these licenses.

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

Although the map below shows the location of the Arkyt license, South Petroleum decided not to renew this license and allowed it to expire on August 24, 2007.

Nanai Exploration License

The Nanai exploration license is located in the northern zone of the Fergana Basin bordering Uzbekistan to the south. We have identified three structures in this zone called Alabuka 1, 2 and 3. We believe that the target structures are situated in a footwall of a large shallow-dipping thrust bringing the Paleozoic rocks on the top of the tertiary and quaternary sequence. The seismic database consists of seven dip and four strike lines although only the ends of three of these lines cover any part of the structures. Therefore the structural definition relies heavily on the use of analogies to proven structures mapped in Uzbekistan to the south. The current mapping covers only approximately 10% of the available area, and we believe that similar structures may exist elsewhere within the license. As a result, we cannot quantify the potential in this license with the current database. Between 1993 and 1996 Kyrgyzneftgaz drilled the Alabuka-1 well on this license. Kyrgyzneftgaz aimed this well at a shallower target in the upper thrust sheet and did not penetrate into the lower thrust sheet. This well encountered in excess of 1,000 meters of Paleozoic rocks thrust over Paleocene to Pliocene rocks and proved presence of tertiary reservoir rocks beneath the Paleozoic rocks in the hanging wall of the thrust.

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

Tuzluk Exploration License

The Tuzluk exploration license is located in the southern zone of the Fergana Basin bordering Tajikistan to the north. There are a number of established oilfields in this area (Beshkent-Togap, Tashravat, Tamchi, Karagachi) that have produced from the upper thrust sheet. These fields are excluded from the exploration license. More significant for the exploration potential is the North Karakchikum field which straddles the Tajikistan/Kyrgyz Republic border and is analogous to the South and West Tuzluk prospects. Five structures called Selkan, Arka, West Tuzluk, South Tuzluk and the Tashravat Monocline have been identified. The seismic database is relatively large but rather uneven in coverage. Five deep stratigraphic wells were drilled at a depth of over four kilometers by the Soviets in the area of Tuzluk structures. The wells intersected thrust faults and proved the structural concept. Two of them intersected oilwater contact at the South Tuzluk structure.

Operating Activities

Seismic operations in the Tuzluk license began on September 30, 2007 and were completed on June 27, 2008 with a total of 315.4 km of seismic data having been acquired in the Tuzluk license. Following completion of operations in the Tuzluk licence, seismic operations on the Nanai license began on July 18, 2008 and were completed by the end of October 2008. During the third quarter of 2008, 100.2 km of seismic data was recorded for this license. During the first quarter of 2009, seismic operations were initiated on the Soh license. So far we have acquired a total of 352.83 km of 2D seismic data on the Soh license. In addition, we have acquired a total of 19.62 km of 2D seismic data on the Naushkent license since and a total of 31.47 km of 2D seismic data on the West Soh license. Also, several initiatives have been undertaken in relation to the seismic program including data exchange agreements for neighboring licenses.

The new data are being integrated into prior data sets and reprocessing and scanning of Soviet era seismic data and digitizing of well logs has continued. Also technical review works have been conducted for generating new prospects and leads for future drilling.

In June 2009, South Petroleum and Caspian Oil and Gas, through its subsidiary CJSC Sherik, commenced a shallow drilling program in the Soh and Tuzluk licenses with the drilling of an exploration well at the North Aizar-1 prospect (on the Tuzluk license). CJSC Sherik carried out the drilling operations. During 2009, two wells were drilled as follows:

  North Aizar well within the Tuzluk license area was drilled to a total depth of 1,860 m (between June 2009 and July 2009). Minor hydrocarbon shows were encountered and the well was plugged. After drilling the North Aizar well the rig was moved to the Soh license area.

  Within the Soh license area the Khudai-Nazar SPC #1 well was drilled. The drilling started in August with the projected depth 2,405 m and finalized on September 23 at 2,202 m depth. Minor hydrocarbon shows were encountered and the well was plugged.

According to the above data South Petroleum has completed its commitments according to license agreements: Field seismic acquisition works in 2D format (403,92 km), their complete processing and partial interpretation; drilling in an aggregate depth of 4,062 meters; South Petroleum obtained, digitized and analyzed a significant amount of field geophysical survey data of wells of previous years (>150 wells); regional models of possible hydrocarbon migrations were designed; elaborated preliminary structural maps along the roof of the Paleogene sediments; petrophysical data of principal reservoirs and screen horizons were obtained and generalized.

Work has been underway to assess rig availability, infrastructure, import and transport routes, import procedures, national and local planning, and contractual requirements and preliminary location and access scouting for the drilling of up to four deep wells in 2010. In 2010 we are planning to release a tender to drilling companies and other service providers. The above stated works are planned to be continued, including the interpretation of seismic data, more detailed thematic studies, preparation and realization of drilling of deep wells. We do not expect to commence a deep drilling program until the third quarter of 2010.

Albania

In December of 2007, DWM Petroleum (our wholly-owned subsidiary) was granted two Production Sharing Contracts with the Ministry of Economy, Trade and Energy of Albania. One of the Production Sharing Contracts covers licenses for the areas known as Block A and B and the other covers licenses for the areas referred to as Blocks D and E. In July of 2009, DWM Petroleum was granted a Production Sharing Contract with the Ministry of Economy, Trade and Energy of Albania covering the licenses for the areas known as Blocks 2 and 3. DWM Petroleum recently assigned all of its rights and obligations under these Production Sharing Contracts to Manas Adriatic GmbH, a Swiss company formed for this purpose, and, on February 24, 2010, DWM Petroleum sold all of the issued and outstanding shares of Manas Adriatic to Petromanas Energy Inc. pursuant to a share purchase agreement discussed in detail at pages 6 and 7, above.

The location of these blocks is set out in the map below.

Blocks A and B

The Production Sharing Contract for Blocks A and B require the following minimum work and financial programs to maintain them in good standing:

Phase 1 Minimum Work and Financial Program

Manas Adriatic has until December 25, 2010 to complete the requirements in Phase 1. After Phase 1, Manas Adriatic has the option to either continue pursuing or relinquish the exploration rights. The Phase 1 Minimum Work and Financial Program requires the following:

  the undertaking of a minimum of $400,000 in geological and geophysical studies;

  the re-processing of at least 200 kilometers of seismic data at a minimum cost of $120,000; and

  the acquisition and processing of either 300 kilometers of 2D seismic at a minimum cost of $2,500,000 or the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of US$6,000,000.

The Albanian National Agency of Natural Resources has approved a reduction in the minimum seismic work commitment for the Phase 1 Minimum Work and Financial Program on Blocks A and B from 300 km to 190 km (from a minimum of $2,500,000 to $1,583,270).

Phase 2 Minimum Work and Financial Program

Manas Adriatic has two years from the completion of Phase 1 to complete Phase 2. The Phase 2 Minimum Work and Financial Program requires the following:

  the undertaking of a minimum of $300,000 in geological and geophysical studies; and

  the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

Phase 3 Minimum Work and Financial Program

Manas Adriatic has two years from the completion of Phase 2 to complete the requirements in Phase 3. The Phase 3 Minimum Work and Financial Program requires the following:

  the undertaking of a minimum of $300,000 in geological and geophysical studies; and

  the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

The Phase 1 work program was commenced on December 26, 2007 and to date the following work has been completed.

Initial Petroleum Potential Evaluation:

  Seismic and geological interpretation based on existing Albpetrol and Shell lines

Reprocessing

  Reprocessing of key lines selected from Albpetrol and SHELL (total 328km)

  Integrating data into existing comprehensive database

  Seismic & geological Interpretation

  Prospect identification (Jubani new prospect on Block A and West Gjurica on Block B and reconfirmation of Rinasi, Gjurica prospects of previously identified from SHELL)

2D new Seismic using vibro technology

  Preparing new seismic program for field acquisition

  2D new seismic acquisition and processing (75km on Block A and 115km on Block B)

  Loading processed new seismic into system

  Final interpretation based on 2D new seismic and reprocessed data

Mapping

  Time and depth map (Jubani on block “A”, West Gjurica, Rinasi, Gjurica on Block B)

  Geological cross sections generation through Jubani prospect block “A”

  Oil shows map generation Blocks A and B

Volumetrics

  Resources calculation for Jubani prospect (DWM conservative case).

The following expenditures have been claimed for cost recovery since the effective date of the Production Sharing Contract on Blocks A and B up to December 31, 2009:

Description	Blocks A-B
Geological and geophysical work	$600,651.87
Reprocessing	$61,529.69
Seismic	$3,048,611.02
Geological and geophysical work	$859,534.51
Total	$4,570,327.09

Blocks D and E

The Production Sharing Contract for Blocks D and E require the following minimum work and financial programs to maintain them in good standing:

Phase 1 Minimum Work and Financial Program

Manas Adriatic has until December 25, 2010 to complete the requirements in Phase 1. After Phase 1, Manas Adriatic has the option to either continue pursuing or relinquish the exploration rights. The Phase 1 Minimum Work and Financial Program requires the following:

  the undertaking of a minimum of $400,000 in geological and geophysical studies;

  the re-processing of at least 200 kilometers of seismic data at a minimum cost of $150,000; and

  the acquisition and processing of either 300 kilometers of 2D seismic at a minimum cost of $2,500,000 or the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

The Albanian National Agency of Natural Resources has approved a reduction in the minimum seismic work commitment for the Phase 1 Minimum Work and Financial Program on Blocks D and E, from 300 km to 105 km (from a minimum of $2,500,000 to $875,000)

Phase 2 Minimum Work and Financial Program

Manas Adriatic has two years from the completion of Phase 1 to complete Phase 2. The Phase 2 Minimum Work and Financial Program requires the following:

  the undertaking of a minimum of $300,000 in geological and geophysical studies; and

  the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

Phase 3 Minimum Work and Financial Program

Manas Adriatic has two years from the completion of Phase 2 to complete the requirements in Phase 3. The Phase 3 Minimum Work and Financial Program requires the following:

  the undertaking of a minimum of US$300,000 in geological and geophysical studies; and

  the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of US$6,000,000.

The Phase 1 work program was commenced on December 26, 2007 and to date the following work has been completed:

Initial Petroleum Potential Evaluation

  Seismic and geological interpretation based on existing Albpetrol and COPAREX lines

Reprocessing

  Reprocessing of key lines selected from Albpetrol and COPAREX (total 334km)

  Integrating data into existing comprehensive database

  Seismic & geological Interpretation

  Prospect identification (West Rova & Papri new prospects identified and reconfirmation of Rova, Sauku, Kamza, Kashari and Nikla prospects, previously identified from COPAREX)

Mapping

  Time and depth map (West Rova, Papri prospects)

  Geological cross sections through West Rova

2D new seismic

  Preparation of new seismic program on block E (min.105km)

The following expenditures have been claimed for cost recovery since the effective date of the Production Sharing Contract on Blocks D and E up to December 31, 2009:

Description	Blocks D-E
Geological and geophysical work	$615,354.17
Reprocessing	$83,719.00
Seismic	$41,539.01
Geological and geophysical work	$917,819.89
Total	$1,658,432.07

Blocks 2 and 3

The Production Sharing Contract for Blocks 2 and 3 require the following minimum work and financial programs to maintain them in good standing:

Phase 1 Minimum Work and Financial Program

Manas Adriatic has until July 30, 2012 to complete the requirements in Phase 1. After Phase 1, Manas Adriatic has the option to either continue pursuing or relinquish the exploration rights. The Phase 1 Minimum Work and Financial Program requires the following:

  the undertaking of a minimum of $400,000 in geological and geophysical studies;

  the re-processing of at least 150 kilometers of seismic data at a minimum cost of $100,000; and

  the drilling of an exploration well to a depth of at least 4,000 meters at a minimum cost of $8,000,000.

Phase 2 Minimum Work and Financial Program

Manas Adriatic has two years from the completion of Phase 1 to complete Phase 2. The Phase 2 Minimum Work and Financial Program requires the following:

  the undertaking of a minimum of $300,000 in geological and geophysical studies; and

  the drilling of an exploration well to a depth of at least 4,000 meters at a minimum cost of $8,000,000.

Phase 3 Minimum Work and Financial Program

Manas Adriatic has two years from the completion of Phase 2 to complete the requirements in Phase 3. The Phase 3 Minimum Work and Financial Program requires the following:

  the undertaking of a minimum of $300,000 in geological and geophysical studies; and

  the drilling of an exploration well to a depth of at least 4,000 meters at a minimum cost of $8,000,000.

The Phase 1 work program was commenced on July 31, 2009 and to date the following work has been completed

Data base:

  Obtaining geologic, drilling, seismic data (Albpetrol and OXY)

  Loading OXY 1998 and 2003 seismic data into system

Initial Petroleum Potential Evaluation

  Seismic & geologic interpretation and Shpiragu south prospects identification

Mapping

  Prospects Time map generation (Shpiragu, block 2, Shpiragu south, block 3)

Volumetrics

  Reserve calculation (DWM conservative case)

2D New seismic

  Preparation of 2D new seismic program 2010-11 (optimum 150km)

The following expenditures have been claimed for cost recovery since the effective date of the Production Sharing Contract on Blocks 2 and 3 up to December 31, 2009:

Description	Blocks 2-3
Geological and geophysical work	$26,046.72
Geological and geophysical work	$385,648.23
Total	$411,694.95

Requirements Applicable to all of the Licenses

The Production Sharing Contracts governing each of the licenses also include the following additional terms:

  The Phase 1, Phase 2 and Phase 3 Minimum Work and Financial Programs will be automatically extended for a period of time necessary to allow for: (i) completion of drilling or testing of a well; and/or (ii) evaluation of results from the drilling or testing of a well; provided that the evaluation period will not exceed six months after the date drilling or testing ceases.

  If Manas Adriatic elects to commence drilling of a Phase 1, Phase 2 or Phase 3 exploration well and fails to timely commence drilling or after commencing drilling abandons the well without having completed it or meeting the minimum expenditures for that well, it must pay the Albanian National Agency of Natural Resources the difference between the minimum expenditures and the expenditures actually incurred.

  If Manas Adriatic elects to conduct a Phase 2 or Phase 3 Minimum Work and Financial Program, it must, within 180 days after the end of the previous program, relinquish to the Albanian National Agency of Natural Resources 25% of the License area, less any portion of the License area previously relinquished.

  Each Production Sharing Contract provides for recovery of Manas Adriatic’s costs and expenses, profit sharing with the Albanian National Agency of Natural Resources ranging from nil to 15%, an allocation on production to the Albanian National Agency of Natural Resources (ranging from 10% to 15% on Blocks A, B, D and E and nil to 5% on Blocks 2 and 3), a 50% profits tax and, on Blocks 2 and 3, a 10% royalty tax.

  Each Production Sharing Contract provides for payment of $100,000 per contract year for training of Albanian National Agency of Natural Resources’ personnel and purchase of technical data.

Plans for Future Work

Using the funds currently available to it resulting from the private placement recently completed by Petromanas Energy Inc. (see discussion at page 7, above) we understand that Manas Adriatic expects to complete the following business objectives:

  Drill two wells to a maximum of 3,000 metres each.

  Plan a seismic program and acquire a minimum of 105 kilometres of 2 D seismic in Blocks D and E.

  Reprocessing of seismic lines from previous exploration activities.

  Perform geological and geophysical activities and provide final reports for Blocks A, B, D and E.

  Decide whether or not to conduct the Phase 2 Minimum Work and Financial Program on Blocks A, B, D and E.

Tajikistan

On July 25, 2007, the Tajikistan government awarded our subsidiary, CJSC Somon Oil Company, an exploration license in the Fergana Basin covering approximately 303,198 acres (approximately 1,227 km2). This license, the West (Novobod-Obchai-Kalacha) license, expires in October 2014. In addition, on July 27, 2009, the Tajikistan government granted Somon Oil the North-West petroleum license covering 615,748 acres (approximately 2,492 km2) of exploration area. This North-West license entitles Somon Oil to explore the license area for a seven year term expiring in July 2016. In case of discovery, Somon Oil has an exclusive right to explore on the discovered field in the North-West license. We own 90% of Somon Oil, which was formed on June 28, 2005, while Anavak LLC owns the remaining 10%.

In an option agreement with Santos International Ventures Pty Ltd. dated December 10, 2007, Santos International agreed to pay an amount equivalent to the seismic acquisition costs in the Tajik area (approximately $1.3 million) in consideration for an option to farm-in to CJSC Somon Oil’s prospecting licenses. Santos International has funded the entire amount of the option premium. Under the terms of our option agreement, Santos had the right to exercise the option until June 10, 2008, subject to extension if we had not fulfilled certain obligations imposed on us. We have not yet fulfilled those obligations and the right to exercise the option remains open until we do so. If Santos International were to exercise its option to enter into a farm in agreement, Santos would acquire a 70% interest in Somon from us in exchange for certain future expenditure commitments for the exploration and development of the licenses.

In connection with the option agreement, Somon Oil has entered into a seismic agreement with Saratovneftegeofizika (referred to as SNG) under which SNG was to carry out approximately 110 kilometers of 2D seismic acquisition in Tajikistan. This agreement underlies the option agreement and was designed to meet a condition set by the Tajik authorities, whereby the North-West license was granted to Somon Oil after work has commenced for the West licence. Consequently, the North-West license was granted to Somon Oil in 2009.

The West license contains a number of under-thrust leads and prospects including the Khodja-Bakirgan which is several kilometers north of South Petroleum’s South Tuzluk prospect in the Kyrgyz Republic. The West license is also adjacent to the Niyazbek, North Karachikum oil field which is in Tajikistan. We have no rights to production or reserves contained in oil fields which already exist on the Novobod-Obchai-Kalacha license. Approximately 60% of the block in the license is covered by former Soviet-era seismic data. Our targeted leads and prospects are found within this area and the geological and structural setting appears to be similar to South Petroleum’s Tuzluk block. Seven prospects of a size similar to or larger than South Petroleum’s South Tuzluk prospect have been seismically identified on the license.

The North-West license area is located in the north part of the Sugd region, and borders with Uzbekistan and the Uzbek pipeline network. In the south-west the license area is adjacent to Somon Oil’s West license areas Novobod and Obchai-Kalacha. Existing exploration data within the North-West license area contain 6 wells and 1,100 km of 2D seismic which was acquired during Soviet exploration campaigns between 1964 and 1992. Somon Oil targets large four-way closure prospects in the North-West license area at a depth of 3.5 – 4.5 km. The seven year work program calls for 400 km of 2D seismic, 100 km2 of 3D seismic and 2 deep wells. Financing for the exploration up to discovery is secured by the existing option farmout to Santos International.

There are no known reserves on this property.

Operating Activities

Starting in late December 2007, operations across the border into Tajikistan were conducted on the first of a number of seismic line extensions with the aim of obtaining long receiver offset data to improve imagery of the Tuzluk subthrust leads. This data will be available to South Petroleum through a trade agreement with Somon Oil. A total of 123 km of 2D seismic data were acquired in the Somon Oil block by the end of June 2008.

During the first quarter of 2009, we prepared a business plan for the northern Tajik area and the report for carrying out the first phase 2D seismic exploratory work. In October 2009 Somon Oil established an office in the center of Khudjant City from which it can stage future field and seismic work. In December 2009 Somon Oil signed an agreement with the company DANK (Kazakhstan) for the realization of 230 km of 2D seismic acquisition work in 2010 within the Western license area. During 2009, Santos International paid an amount of $760,752 in connection with the seismic program.

Mongolia

On April 21, 2009, our wholly-owned subsidiary DWM Petroleum AG won a tender for Blocks 13 and 14 , following an extensive review process by the Mongolian Government and Security Council and formal ratification by parliament and signed two production contracts with the Petroleum Authority of Mongolia for these blocks. After payment of fees, this represented the final step in assigning these blocks for exploration and exploitation according to Mongolian law.

On April 30, 2009, we formed Manasgobi Co. Ltd. as a wholly-owned Mongolian subsidiary of DWM Petroleum AG to hold the license and to fully operate our exploration in Mongolia. On November 12, 2009, we changed the name of this company to Gobi Energy Partners LLC.

Through DWM Petroleum, we own a 84% interest in Blocks 13 and 14, which cover an aggregate of over 20,000 square kilometers (almost five million acres) of land located on Mongolia’s southern border. The production contracts provide for a five-year exploration period (with two optional six month extensions allowed) beginning on April 21, 2009, and a twenty-year exploitation period (with two five year extensions allowed). The remaining 26% interest in Blocks 13 and 14 is held by a Mongolian oil and gas company and two investors.

The financial and work commitment of each production sharing contract for Blocks 13 and 14 is as follows:

Period	Contract Year	THE WORK PLAN	Cost	Investment per year
I	1	Collection and processing of geological data	150,000	625,000
		Reconnaissance of work of the block, 4000 km	40,000
		Geological Mapping 500 km2	50,000
		Geological Mapping 100 km2	30,000
		Geologic structural sections 400 km	140,000
		Lithologic-stratigraphical sections 1900m	95,000
		Paleontologic stratigraphical works	40,000
		Sampling 300	15,000
		Laboratory analytical works	35,000
		Data Processing	30,000

II	2	Geological Mapping 850 km2	85,000	825,000
		Geological Mapping 400 km2	120,000
		Lithologic-stratigraphical sections 3200m	160,000
		Paleontologic stratigraphical works	80,000
		Sampling 800	40,000
		Laboratory analytical works	75,000
		Data Processing	55,000
	3	Data Processing	15,000	1,740,000
		Topographic geodesic works	50,000
		Exploration seismology 2D, 200 km	1,600,000
		Exploration seismology 3D, 5 km	75,000
III	4	Data Processing	40,000	4,360,000
		Topographic geodesic works	20,000
		Exploration seismology 2D, 100 km	800,000
		Exploration seismology 3D, 20 km	300,000
		Preparation to drilling, well 1	30,000
		Well Drilling, 1 well	2,870,000
		Log survey, 1 well	300,000
III	5	Data Processing	50,000	6,900,000
		Preparation to drilling, well 2	60,000
		Well Drilling, 2 well	5,740,000
		Log survey, 1 well	600,000
		Well test, 3 well	450,000
		TOTAL		14,450,000

There are no known reserves on this property.

Operating Activities

During 2009, our geologists supported by experts from the Geological Institute of Israel, A.P. Karpinsky Russian Geological Research Institute (St. Petersburg) and the University of Novosibirsk completed the Phase 1 field work program, defining structural trends with potential petroleum accumulations. Based on these results and previous data we are currently designing a seismic acquisition program. Also during 2009, we opened an office in Ulan Bator, the capital of Mongolia. The office serves as a base camp for geological expeditions within our blocks in Mongolia. Our geologists performed several geological field trips within our Blocks 13 and 14.

By the end of December, 2009, we completed and over-fulfilled our work commitment for both production sharing contracts for the first period ending on April 21, 2010. Each contract comprised a minimum investment of $625.000. As a consequence, a deposit of US$2 million was released and used to pay back the loan with the Mongolian Trade and Development Bank.

Chile

On August 10, 2007, we created a consortium with Improved Petroleum Recovery, a Texas company, with exploration and production operations in North America, North Africa, the Middle East, and Southwest Asia. A joint operating agreement signed on April 16, 2008 formalized the governance of the consortium and the legal entity that will carry out its operations.

On November 21, 2007, the consortium was awarded a license to explore and exploit the onshore Tranquilo block by Empresa Nacional del Petróleo-Chile. The contract relating to this license was ratified by the Council of Ministers in July 2008. The block, the largest among the 10 exploration blocks offered (6,760 km2) is situated in the Magallanes Basin in the southern part of Chile, with high exploration potential acreage with fields and infrastructure nearby. We incorporated Manas Energia Limitada, a Chilean company, to hold the license. Improved Petroleum Recovery was the designated operator.

The July 2008 contract relating to the license establishes three exploration periods of three, two and two years, respectively, and a production period of 25 years. We believe that the minimum exploration commitment by the consortium in Phase I will be a minimum of $14,360,000, of which we and Improved Petroleum Recovery each were responsible for half. We anticipate that the total minimum outlay for the exploration project in Chile will be $33,260,000. The obligations under the contract are substantially as follows:

Phase 1, the first exploration phase (three years), consists of a minimum work and financial program of:

  shooting 370 km2 of 2D seismic at a minimum cost of $2,960,000;
  shooting 160 km2 of 3D seismic at a minimum cost of $3,600,000; and
  drilling six exploration wells at a total minimum cost of $7,800,000.

Phase 2, the second exploration phase (two years), consists of a minimum work and financial program of:

  shooting 370 km2 of 2D seismic;
  shooting 220 km2 of 3D seismic; and
  drilling four exploration wells at a total minimum cost of $10,200,000.

Phase 3, the third exploration phase (two years), consists of a minimum work and financial program of:

  shooting 150 km2 of 2D seismic at a minimum cost of $8,700,000;
  shooting 150 km2 of 3D seismic; and
  drilling four wells.

On April 29, 2008, Improved Petroleum Recovery and we entered into a farm-out agreement with GeoPark Holdings Ltd. and Pluspetrol S.A. GeoPark is a publicly traded Bermuda company (its shares trade on the AIM market of the London Stock Exchange) with extensive oil and gas holdings in Chile, while Pluspetrol is a privately owned oil and gas exploration company headquartered in Argentina with oil and gas interests in Argentina, Peru, Bolivia and Chile. Pursuant to the agreement, Improved Petroleum Recovery and we will each hold 20% of the project and Geopark and Pluspetrol each hold 30%. An application for the transfer of the shares to the ministry was made after the first operations meeting with the Chilean ministry on August 26, 2008. A joint operating contract has been signed between Improved Petroleum Recovery, Pluspetrol, Geopark and us, under which the operatorship will be transferred from Improved Petroleum Recovery to Geopark. Geopark is already operator for another petroleum block located in the Magallanes basin.

Under the farm-out agreement we are carried for 8.6% and have to fund the remaining 11.4% of the capital expenditures during the first phase of work. We are responsible to finance our 20% share of all capital expenditures exceeding $ 14,360,000 of the first phase.

There are no known reserves on this property.

Sale of Our Chilean Project

We have signed an agreement dated January 29, 2010, pursuant to which we have agreed to assign our interest in our Chilean project in exchange for a return of all of the money that we have invested in this project to date and relief from all currently outstanding and future obligations in respect of the project. This agreement and the assignment of our interest in this project are subject to approval by the Ministry of Energy in Chile. If the Ministry of Energy in Chile approves our agreement and the assignment of our interest in the Tranquilo blocks, the partners involved on a go-forward basis will be Pluspetrol Chile S.A. (as to a 25% interest), Wintershall Chile Limitada (as to a 25% interest), International Finance Corporation of the World Bank (as to a 12.5% interest), Methanex Chile S.A. (as to a 12.5% interest) and GeoPark Magallanes Limitada (as to a 25% interest).

Operating Activities

In 2009, Geopark presented the final seismic program to Improved Petroleum Recovery, Pluspetrol and us including a project plan for phase 1, results of scouting with a seismic crew and geological interpretation of the prospects. Geopark has performed a number of field trips. Geopark made a tender for the 2D and 3D seismic acquisition project and the consortium selected a seismic crew to perform a 370 km 2D seismic program and, depending upon the results, additional 3D seismic. The seismic campaign is planned to commence in the first quarter of 2010. Geopark reprocessed and reinterpreted the existing 1,428 km 2D seismic and evaluation of the existing wells to determine the upcoming seismic and future drilling program was performed.

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

Need for Government Approval

Our business depends on the approval of different governments for various matters, including land tenure, prices, royalties, production rates, environmental protection, income, the grant of exploration and exploitation rights for oil and gas projects and the imposition of drilling obligations in connection with these grants, and the exportation of crude oil, natural gas and other products. Government regulations may change from time-to-time in response to economic or political conditions. The exercise of discretion by governmental authorities under existing regulations, the implementation of new regulations or the modification of existing regulations affecting the oil and gas industry could reduce demand for crude oil and natural gas, increase our costs and have a material adverse impact on our operations. Before proceeding with a project, the participants in the project must obtain all required regulatory approvals. The process of obtaining these approvals can involve stakeholder consultation, environmental impact assessments and public hearings, among other things. In addition, regulatory approvals can involve conditions, including the payment of security deposits and other financial commitments.

We have an interest in a venture that has licenses from the Kyrgyzstan government for the exploration and possible exploitation on land covering approximately 3,153 km2, we have an interest in a company that has entered into production sharing contracts with an agency of the Albanian government for the exploration and possible exploitation of land covering approximately 3,100 km2, we have licenses from the government of Tajikistan for the exploration of approximately 1,227 km2 of land and we have licenses from the government of Mongolia for the exploration and exploitation of land covering 20,957 km2.

We have signed an agreement dated January 29, 2010, pursuant to which we have agreed to assign our interest in our Chilean project in exchange for a return of all of the money that we have invested in this project to date and relief from all currently outstanding and future obligations in respect of the project. This agreement and the assignment of our interest in this project are subject to approval by the Ministry of Energy in Chile. If the Ministry of Energy in Chile approves our agreement and the assignment of our interest in the Tranquilo blocks, the partners involved on a go-forward basis will be Pluspetrol Chile S.A. (as to a 25% interest), Wintershall Chile Limitada (as to a 25% interest), International Finance Corporation of the World Bank (as to a 12.5% interest), Methanex Chile S.A. (as to a 12.5% interest) and GeoPark Magallanes Limitada (as to a 25% interest).

Regulation

Our industry is affected by numerous laws and regulations, including discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties, taxation and other laws and regulations relating generally to the energy industry. These laws and regulations vary according to where each project is located. Changes in any of these laws and regulations or the denial or vacating of permits and licenses could have a material adverse effect on our business.

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

We believe that our operations currently comply in all material respects with applicable laws and regulations. There are no pending or threatened enforcement actions related to any such laws or regulations. We believe that the existence and enforcement of such laws and regulations will have no more restrictive effect on our operations than on other similar companies in the energy industry.

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

Research and Development

Our business plan is focused on a strategy to maximize the long-term exploration and development of our oil and gas projects. To date, the execution of our business plan has largely focused on acquiring prospective oil and gas licenses and negotiating production sharing and farm-out agreements, in addition to some exploration work on our properties. Except in connection with the exploration of our properties or the conduct of due diligence on properties that we might be interested in acquiring, we do not conduct research and development.

Employees

We have 28 full time employees, including our directors. Of our 28 employees, three are located in Switzerland and the rest are located in Albania, Canada and Central Asia. Although we do not expect to increase our number of employees over the next twelve months, we are not currently able to predict if new employees will be employed in the coming twelve months. We outsource contract employment as needed and will continue to do so.

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

Risks Associated with Our Company

We engage in a significant portion of our operations through ventures (farm-outs and other non-operating interests) that we do not control. We may not be able to materially affect the success of those ventures.

We participate in an oil and gas exploration project in the Kyrgyz Republic through our 25% interest in CJSC South Petroleum Company. Santos Limited, an Australian public company that is one of Australia’s largest onshore gas producers, holds 70% of CJSC South Petroleum Company through its wholly-owned subsidiary, Santos International Holdings PTY Limited, and Santos International operates the project pursuant to a farm-in agreement. As the operator, Santos International makes most of the decisions about exploration and development of this project. We cannot assure you that Santos International or its subsidiaries, affiliates, agents or management will make decisions concerning this project that are reasonable, profitable or in our best interest. In addition, if Santos International spends more than $42 million on this project, we may be responsible for 30% of any expenditure in excess of $42 million. As a result, we cannot control our potential costs.

We participate in an oil and gas exploration project in Albania through our ownership interest in Petromanas Energy Inc. Although management of our company is also management of Petromanas Energy Inc., we do not own a controlling interest in Petromanas Energy Inc. and we do not control its activities. We cannot provide any assurance that Petromanas Energy Inc. will make decisions about its business that are reasonable, profitable or in our best interest.

We participate in an oil and gas project in Chile through a joint venture with Improved Petroleum Recovery, GeoPark Holdings Ltd. and Pluspetrol S.A. pursuant to a farm-out agreement. We are not the operator of this project. Although we have entered into an agreement to sell our interest in this project, the sale is subject to approval by the regulatory authorities. Although we have applied for approval, there can be no assurance that it will be granted. If the government does not approve of the sale, then we will continue to participate in this project unless and until we can sell our interest. Under the project agreements, we are to be carried for 8.6% of the first $14,360,000 to be spent during the first phase of this project, but we will be required to fund the remaining 11.4% of this amount and we will be required to fund 20% of all capital costs of this project in excess of $14,360,000. Because we are not the operator of this project, we cannot control our potential costs. We cannot assure you that the operator of this project will make decisions concerning this project that are reasonable, profitable or in our best interest. If the operator of this project incurs costs and demands payment of our share of those costs, we may not have the resources available to pay them. If this should happen, we could lose our interest in the project and our business could be harmed.

There is a substantial doubt about our ability to continue as a going concern. If we cannot continue to operate our business, you could lose your entire investment in our company.

We incurred a net loss of $21,618,015 for the year ended December 31, 2009. As at December 31, 2009, we had an accumulated deficit of $56,731,607. We anticipate that we will continue to incur substantial operating losses unless and until we are able to sell or farm out additional resource properties or identify oil and/or natural gas reserves in a commercially exploitable quantity on one or more of our properties and begin production. We estimate our monthly operating expenses to be approximately $190,000 on basic operational activities. We do have sufficient cash on hand to fund our monthly budget for the next 9 months. As we cannot assure a lender that we will be able to successfully explore and develop our oil and gas properties, we will probably find it difficult to raise debt financing from traditional sources. We have traditionally raised our operating capital from the sale of equity and debt securities but there can be no assurance that we will continue to be able to do so.

As described in the report of the independent registered public accounting firm and in Note 2 to our consolidated financial statements included in this annual report, these circumstances raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not reflect any adjustments that might result if we are unable to continue our business.

We have had negative cash flows from operations, and our current resources are only sufficient to fund our operations for nine months from March 2010. Our business operations may fail if our actual cash requirements exceed our estimates and we are not able to obtain further financing.

We have not earned any revenue from operations since inception and we do not anticipate earning revenue from operations in the near future. We currently spend approximately $190,000 per month on basic operational activities. We believe that we have sufficient cash on hand to fund our operations for nine months from March 2010. However, there is a substantial likelihood that our actual cash requirements could exceed our estimates.

We have historically depended upon the sale of debt and equity securities to provide the cash needed to fund our operations, but we cannot assure you that we will be able to continue to do so. Our ability to continue in business depends upon our continued ability to obtain financing. In light of our operating history, we may not be able to obtain additional equity or debt financing on acceptable terms if and when we need it. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements.

If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, and compete effectively. More importantly, if we are unable to raise further financing when required, our operations may have to be scaled or even ceased altogether and our business would be negatively affected.

Our disclosure controls and procedures and internal control over financial reporting were proven not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of December 31, 2009 and concluded that as of that date, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a lack of knowledge regarding U.S. generally accepted accounting principles and the rules of the Securities and Exchange Commission by responsible people within our company. As a result, we failed to timely file certain disclosure that we were required to timely file on Form 8-K.

In addition, our management evaluated our internal control over financial reporting as of December 31, 2009 and concluded that that there was a material weakness in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are currently considering how best to correct this material weakness.

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

We own a limited number of properties, primarily in the Kyrgyz Republic, Albania, Tajikistan, Mongolia and Chile. We lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified.

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

Substantially all of our licenses and assets are owned by our subsidiaries. These subsidiaries are formed in various countries pursuant to local laws and regulation. In some cases, local regulation could result in the forced liquidation of one or more of these subsidiary companies. If any of our subsidiaries is liquidated before we can transfer its assets, the licenses and assets held by it could revert to the respective government. If this happens, our business could be harmed.

We are subject to various risks of foreign operations.

None of our projects are located in the United States. As such, our business is subject to governmental, political, economic, and other uncertainties including, by way of example and not in limitation, expropriation of property without fair compensation, changes in energy policies or the personnel administering them, nationalization, currency fluctuations and devaluations, exchange controls and royalty increases, changes in oil or natural gas pricing policy, renegotiation or nullification of existing concessions and contracts, changes in taxation policies, economic sanctions, restrictions on the repatriation of currency and the imposition of specific drilling obligations and the other risks arising out of foreign governmental sovereignty over the areas in which our operations (or those of our venture partners) are conducted, as well as risks of loss due to civil strife, acts of war, guerrilla activities, insurrections, the actions of national labour unions, terrorism and abduction.

Our operations (and those of our venture partners) may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In the event of a dispute arising in connection with our operations (and those of our venture partners) in foreign countries, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of the courts of the United States or enforcing judgments in such other jurisdictions. We may also be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Accordingly, our exploration, development and production activities (or those of our venture partners) could be substantially affected by factors beyond our control, any of which could have a material adverse effect on our business or our company.

We may in the future acquire additional oil and natural gas properties and operations outside of the United States and any country in which we currently do business, which expansion may present challenges and risks that we have not faced in the past, any of which could adversely affect our results of operations and/or financial condition.

Substantially all of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are located outside the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies against us or them under U.S. federal securities laws.

Our articles of incorporation exculpate our officers and directors from any liability to our company or our stockholders.

Our articles of incorporation contain a provision limiting the liability of our officers and directors for their acts or failures to act, except for acts involving intentional misconduct, fraud or a knowing violation of law. This limitation on liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our stockholders from suing our officers and directors based upon breaches of their duties to our company.

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

The nature of our business, to perform technical exploration and development depends, in large part, on our ability to attract and maintain qualified key personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to attract and retain them. Our development now and in the future will depend on the efforts of key management figures, such as Heinz Scholz, the Chairman of our board of directors, Michael J. Velletta, Executive Director, Erik Herlyn, our Chief Executive Officer, and Ari Muljana, our Chief Financial Officer. The loss of any of these key people could have a material adverse effect on our business. We do not currently maintain key-man life insurance on any of our key employees.

There are potential conflicts of interest between our company and some of our directors and officers.

Some of our directors and officers are also directors and officers of other companies, including Petromanas Energy Inc., which recently purchased our project in Albania. Erik Herlyn is the Chief Executive Officer of our company and he is the Chief Executive Officer of Petromanas Energy. Ari Muljana is the Chief Financial Officer of our company and he is the Chief Financial Officer of Petromanas Energy. Conflicts of interest may arise as a result of Mr. Herlyn and Mr. Muljana being executive officers of both our company and Petromanas Energy. In addition, one of our officers and one of our directors have informed our company that they propose to pursue non-petroleum resource opportunities in Mongolia. As of the date of this annual report on Form 10-K and to the knowledge of our directors and officers, there are no existing conflicts of interest between our company and any of these individuals but situations may arise where the directors and/or officers of our company may be in competition with our company. Any conflicts of interest will be subject to and governed by the law applicable to directors’ and officers’ conflicts of interest. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, our directors are required to act honestly, in good faith and in the best interests of our company.

Risks Associated with Our Business

We have not discovered any oil and gas reserves, and we cannot assure you that that we ever will.

We are in the business of exploring for oil and natural gas and the development and exploitation of any oil and gas that we might find in commercially exploitable quantities. Oil and gas exploration involves a high degree of risk that the exploration will not yield positive results. These risks are more acute in the early stages of exploration. We have not discovered any reserves, and we cannot guarantee you we ever will. Even if we succeed in discovering oil or gas reserves, these reserves may not be in commercially viable quantities or locations. Until we discover such reserves, we will not be able to generate any revenues from their exploitation and development. If we are unable to generate revenues from the development and exploitation of oil and gas reserves, we will be forced to change our business or cease operations.

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

The oil and natural gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases, equipment and personnel.

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

Exploration for economic reserves of oil and natural gas is subject to a number of industry specific risks.

Exploration for economic reserves of oil and natural gas is subject to a number of risks. Few properties that are explored are ultimately developed into producing oil and/or natural gas wells. If we do not discover oil or natural gas in any commercial quantity, our business will fail. In addition, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well. Production from any well may be unmarketable if it is impregnated with water or other deleterious substances. Also, the marketability of oil and natural gas which may be acquired or discovered will be affected by numerous related factors, including the proximity and capacity of oil and natural gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

Prices and markets for oil are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business if we ever begin exploitation of reserves.

Our revenues and earnings, if any, will be highly sensitive to the prices of oil and gas. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include, without limitation, governmental fixing, pegging, controls or any combination of these and other factors, changes in domestic, international, political, social and economic environments, worldwide economic uncertainty, the availability and cost of funds for exploration and production, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war, or the threat of war, in oil producing regions, the foreign supply of oil, the price of foreign imports and the availability of alternate fuel sources. Significant changes in long-term price outlooks for crude oil or natural gas could, if we ever discover and exploit any reserves of oil or natural gas, have a material adverse effect on revenues as well as the value of our licenses or other assets.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations require that we obtain and maintain licenses and permits from various governmental authorities. Our ability to obtain, maintain or renew such licenses and permits on acceptable terms is subject to extensive regulation and to changes, from time-to-time, in those regulations. Also, the decision to grant or renew a license or permit is frequently subject to the discretion of the applicable government. If we cannot obtain, maintain, extend or renew these licenses or permits our business could be harmed.

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

In recent years the Kyrgyz Republic, Albania, Chile, Mongolia and Tajikistan have undergone substantial political, economic and social change. As in any emerging market, the Kyrgyz Republic, Albania, Chile, Mongolia and Tajikistan do not possess as sophisticated and efficient business, regulatory, power and transportation infrastructures as generally exist in more developed market economies. Investors in emerging markets should be aware that these markets are subject to greater risks than more developed markets, including in some cases significant legal, economic and political risks. Investors should also note that emerging economies are subject to rapid change and that the information set out herein may become outdated relatively quickly. We cannot predict what economic, political, legal or other changes may occur in these or other emerging markets, but such changes could adversely affect our ability to carry out exploration and development projects.

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

All phases of the oil and gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. The application of environmental laws to our business may cause us to curtail our production or increase the costs of any production, development or exploration activities.

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

Fluctuations in current exchange rates could have a material adverse impact on our operations.

All of our current operations are located in foreign countries. Domestic oil and natural gas product sales are denominated in the currency of the nation where the product is produced, as are operating and capital costs incurred. Fluctuations in the value of the U.S. dollar or the local currency may cause a negative impact on revenue and costs. These types of fluctuations could have a material adverse impact on our operations.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance and may have a material adverse effect on our ability to raise additional capital. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ. Accordingly, our stockholders may have difficulty reselling any of the shares of our common stock that they have purchased and may lose all of their investments.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

  actual or anticipated variations in our operating results;

  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, or other business developments, such as oil or gas discoveries;

  adoption of new accounting standards affecting our industry;

  additions or departures of key personnel;

  sales of our common stock or other securities in the open market;

  conditions or trends in our industry; and

  other events or factors, many of which are beyond our control.

The stock market has experienced significant price and volume fluctuations, and the market prices of stock in exploration stage companies have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

There are a large number of unexercised share purchase warrants and stock options outstanding. If these are exercised, your interest in our company will be diluted.

On December 31, 2009, there were 119,051,733 shares of our common stock issued and outstanding. If all of the share purchase warrants and options that are currently issued and outstanding were to be exercised, we would be required to issue up to an additional 58,643,129, shares of our common stock, or approximately 49.3% of our issued and outstanding shares on December 31, 2009. This would substantially decrease the proportionate ownership and voting power of all other stockholders. This dilution could cause the price of our shares to decline and it could result in the creation of new control persons. In addition, our stockholders could suffer dilution in the net book value per share.

If we obtain additional financing through the sale of additional equity in our company, the issuance of additional shares of common stock will result in dilution to our existing stockholders.

We are authorized to issue 300,000,000 shares of common stock and, as of March 12, 2010, 119,051,733 shares of our common stock were issued and outstanding. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital without the consent of any of our stockholders. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

Our directors and the financial advisor to our board of directors own approximately 34.4% of our outstanding common stock.

In the aggregate, our directors and the financial advisor to our board of directors own approximately 34.4% of our outstanding common stock and they have the right to exercise options and warrants that would permit them to acquire, in the aggregate, up to an additional 3.4% of our common stock within the next 60 days. As a result, our directors and the financial advisor as a group may have a significant effect in delaying, deferring or preventing any potential change in control of our company, be able to strongly influence the actions of our board of directors even if they were to cease being our directors and control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of other stockholders.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, or “FINRA”, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our principal business office is located at Bahnhofstrasse 9, 6341 Baar, Switzerland, where we have rented 300 square feet of office space for approximately $848 per month (CHF900).

Until February 24, 2010, we maintained a branch office in Albania located at Rruga: “Ismail Qemali”, Pallati 2K, Ap. 1&2, Kati i Trete in Tirana, the capital of Albania. The office covers 4,026 square feet of office space for approximately $3,726 per month (EUR2,600). We entered into a leasing contract on September 1, 2007 for 12 months. The contract provides for automatic extension on the same terms and conditions for two additional 12 month periods covering September 1, 2008 to August 31, 2009 and September 1, 2009 to August 31, 2010, respectively. Effective February 24, 2010, Petromanas Energy Inc. and Manas Adriatic GmbH took over the obligations for this office and we are in the process of assigning the lease agreement.

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

Oil and Gas Properties

For information regarding our oil and gas properties, see Item 1, Business, above, beginning at page 4.

ITEM 3. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our properties, or the properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Bulletin Board of Financial Industry Regulatory Authority and on the over the counter market of Pink OTC Markets Inc. Quotations of our common stock on the OTC Bulletin Board and on the Pink OTC Markets Inc. have been sporadic, and trading volume has been low. Our symbol is “MNAP”, and our CUSIP number is 56176Q 10 2.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions

Quarter Ended	Bid High	Bid Low
December 31, 2009	$0.71	$0.421
September 30, 2009	$0.80	$0.33
June 30, 2009	$1.00	$0.10
March 31, 2009	$0.25	$0.076
December 31, 2008	$0.70	$0.15
September 30, 2008	$0.88	$0.45
June 30, 2008	$1.85	$0.80
March 31, 2008	$2.95	$1.60

On March 12, 2010, the closing price for our common stock as reported by the OTC Bulletin Board was $0.78.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer. Its address is 100 First Avenue South, Suite 287, St. Petersburg, Florida 33701.

Holders of Common Stock

As of March 12, 2010, there were approximately 164 registered holders of record of our common stock. As of such date, 119,051,733 shares were issued and outstanding.

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

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities authorized for issuance under equity compensation plans.

We have no long-term incentive plans, other than the Stock Option Plan described below.

Stock Option Plan

In April 2007, our Board of Directors adopted and our shareholders approved our 2007 Omnibus Stock Option Plan. On October 21, 2008 our Board of Directors approved a modification to our 2007 Omnibus Stock Option Plan and, on October 31, 2008, our shareholders approved the modified 2007 Omnibus Stock Option Plan. Under the 2007 Omnibus Stock Option Plan, as amended, we may grant our qualified directors, officers, employees, consultants and advisors stock options (which may be designated as nonqualified stock options or incentive stock options), stock appreciation rights, restricted stock awards, performance awards or other forms of stock-based incentive awards, up to a maximum of 20,000,000 shares.

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

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	10,150,000	$2.12	9,850,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	10,150,000	$2.12	9,850,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since the beginning of the fourth quarter of our fiscal year ended December 31, 2009, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our management’s discussion and analysis of financial condition and results of operation provides a narrative about our financial performance and condition that should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this annual report on Form 10-K beginning at page 45 below. This discussion contains forward looking statements reflecting our current expectations and estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the sections of this Form 10-K titled “Risk Factors” beginning at page 23 above and “Forward-Looking Statements” beginning at page 4 above.

Overview
We are an exploration stage company. Our growth strategy is focused on petroleum exploration and development in selected Central Asian countries of the former Soviet Union, in the Balkan Region and in Latin America. Our goal is to increase stockholder value through the successful acquisition and exploration of oil and gas resources. We do not have any known reserves on any of our properties.

We have no operating income yet and, as a result, depend upon funding from various sources to continue operations and to implement our growth strategy.

Results of Operations
For the year ended December 31, 2009 we had a net loss of $21,618,015 as compared to a net loss of $30,296,106 for the year ended December 31, 2008.

In the year ended December 31, 2009 our operating expenses decreased to $9,501,901 from $20,956,481 reported for the same period in 2008. The 55% decrease in our total operating expenses is attributable to personnel changes and reduction of administrative costs due to management’s decision to cut down costs, and secondly, to reduced exploration costs. 47% of the total operating expenses, or $4,475,953 for the year ended December 31, 2009, is related to stock-based or stock option-based compensation payments, which are non-cash. Compared to the same period in 2008, we recorded stock-based or stock option-based compensation of $9,790,874.

Finally, we had non-operating losses of $12,111,713, significantly affected by a non-cash charge of $10,974,312 for the adjustment of the fair values of warrants in the year ended December 31, 2009, compared to non-operating losses in the year ended December 31, 2008 of $9,973,078, also significantly affected by a non-cash charge for the subsequent equity sales adjustment clause of $9,439,775.

Personnel costs

In the year ended December 31, 2009 our personnel costs have decreased to $5,586,429 from $10,476,663 reported for the same period in 2008. This 45% decrease in our personnel cost is due to management’s decision to cut down costs from the beginning of 2009 by reducing the number of employees from 9 to 4 and replacing several employee contracts with consulting agreements.

In the year ended December 31, 2009 77% of the total personnel costs, or $4,296,079, is related to a non-cash charge for stock compensation and our stock option plan to obtain and retain qualified management. In the corresponding period in 2008 71% of the total personnel costs, or $7,399,063, is related to a non-cash charge for stock compensation and our stock option plan to obtain and retain qualified management.

Exploration costs

For the year ended December 31, 2009, we incurred exploration costs of $1,067,986 as compared to $4,649,549 for the corresponding period in 2008. This decrease of 77% is mostly attributable to reduced exploration activity in Albania and Tajikistan. We have started geological and geophysical in Mongolia during the second half of 2009. The $1,067,986 cover the expenses for our projects in Albania, Tajikistan, Mongolia and Chile, the major positions being, firstly, the start of our exploration activities in Mongolia with $930,310 which includes geological and geophysical work, environmental studies, training and signing fees and, secondly, the continuation of our exploration activities in Albania with $692,654, which included demobilization fee for the seismic team, training and signing fees and a Gustavson research report. Exploration costs were positively affected by a non-cash charge of $640,000 through the reduction of the Participation Liability in Mongolia (see Note 14 to the Financial Statements)

In 2008 the exploration costs in Albania amount to $3,231,780 and include an environmental study, a volumetric and an economic report by an independent engineering consulting agency, reprocessing of data as well as a payment for the seismic work by Geological Institute of Israel (“GII”). The costs in Tajikistan amount to $792,125 for the year ended December 31, 2008. The costs in Mongolia amount to $227,233 for the year ended December 31, 2008,

Consulting fees

For the year ended December 31, 2009, we paid consulting fees in the amount of $1,109,121 as compared to consulting fees of $3,052,920 for the year ended December 31, 2008. This decrease of 64% is related to non-cash charges for stock compensation and our stock option plan to obtain and retain qualified management.

Administrative costs

For the year ended December 31, 2009, our administrative costs declined to $1,670,678 from $2,724,471 during the same period in 2008. This decrease of 39% or $1,053,793 is attributable to management’s decision to cut down costs from the beginning of 2009, these measures included the change of the audit company, the change of the securities counsel firm, the reduction of out-of-pocket expenses and the reduced use of the outside accounting firm.

Liquidity and Capital Resources

Our cash balance as of December 31, 2009 was $1,713,551 of which $908,888 is restricted to finance the bank guarantees for the first phase of our work program in Albania (covering the seismic and geological and geophysical (G&G) costs for Block D&E in Albania), leaving a balance of $804,663.

Given the turbulence on the global equity markets, we now anticipate that the planned financing of up to $80,000,000, which we targeted for 2008 and then for 2009, will be postponed further. We will use any window of opportunity to tap the equity markets, should the possibility arise from a shareholder’s and company’s perspective. In order to continue to fund operations for the next twelve months and implement the geological work program for our projects particular in Central Asia and the Balkan Region as well as to finance continuing operations, we will require further funds. We might raise these funds either through additional equity and/or debt financing (private placements) or by farming-out projects in order to reduce our financial commitments.

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

On March 6, 2009, we negotiated new work programs for the two Production Sharing Contracts for Blocks A, B and D, E with the Albanian National Petroleum Agency (which has since changed its name to the National Agency of Natural Resources and referred to as AKBN). On April 3, 2009, we successfully ratified the new work programs for these exploration blocks A, B and D, E in Albania and had them approved with the Albanian authorities (AKBN), which allowed us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800 at our own disposal without any restrictions or limitations to these funds after the release, which took place by April 23, 2009 following completion of the procedural formalities. In addition, we finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia. On May 1, 2009, $1,000,000 of this loan was made available to our company. On September 7, 2009 the remaining $300,000 was made available to our company.

As of December 31, 2009, we had a bank guarantee for the Albanian project of $875,000 to be used for investments in G&G and seismic work carried out in Albania. The funds in the bank guarantee will be continuously reduced on a monthly basis in accordance with negotiations with the Albanian government and are available at our own disposal thereafter (there is no restriction or limitation of these funds after their release).

On November 19, 2009 we entered into a binding letter of intent with WWI Resources Ltd., a TSX Venture Exchange listed company, pursuant to which we agreed to sell all of the shares of a wholly-owned subsidiary that at closing would own our Albanian project in exchange for a minimum of 100,000,000 common shares of WWI and a signing bonus in cash. In addition, WWI advanced $917,723 to our company on December 3, 2009 to ensure funding for the short term needs of the Albanian project.

On December 18, 2009, the Petroleum Authority of Mongolia approved the fulfillment of the work commitment for the first phase in Mongolia and the bank escrow of $2,000,000 was released. The proceeds were used to repay the $1,300,000 bank loan and its interest and the proceeds of $687,573 were available to our company.

On February 24, 2010, we signed a formal Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to WWI Resources. As consideration for these shares, DWM Petroleum received CDN$2,000,000 ($1,937,396) in cash. In addition, at closing WWI Resources funded Manas Adriatic with $8,500,000 to be used by Manas Adriatic to repay advances made by DWM Petroleum and its predecessors in respect of the Albanian project. The proceeds from repayment of the $8,500,000 debt owed by Manas Adriatic GmbH to DWM Petroleum AG (our wholly-owned subsidiary) has been used by our company to repay all of our debt securities prior to maturity. For further detail, please refer to the discussion at pages 6 and 7, above.

Cash Flows

	Year Ended December 31
	2009	2008
Net cash used in Operating Activities	$(6,450,830)	$(10,262,635)
Net cash used in Investing Activities	$7,028,263	$(8,082,833)
Net cash provided by Financing Activities	$(106,148)	$10,039,102
Change in Cash and Cash Equivalents During the Period	$471,285	$(8,306,366)

Operating Activities

Net cash used in operating activities of $6,450,830 for the year ended December 31, 2009 has decreased from $10,262,635 in the comparable period 2008. This is mainly due to management’s decision to cut down costs from beginning of 2009. As a consequence, the number of employees and the administrative costs have been reduced. Additionally, during the first two quarters of 2008, we had extensive exploration activities in Albania and Tajikistan, whereas in 2009, we only had significant exploration expenses in Mongolia from the second half of 2009.

Investing Activities

Net cash used in investing activities has changed to an inflow of $7,028,263 for the year ended December 31, 2009 from an outflow of $8,082,833 in the comparable period for 2008. This is due to the establishment of the bank guarantee for the first exploration phase in Albania and the bank escrow in Mongolia in the second quarter of 2008. In 2009, the reduction of the bank guarantee in Albania and the release of the escrowed amount Mongolia have positively affected the cash flow from investing activities by $7,042,896.

Financing Activities

Net cash used in from financing activities of $106,148 for the year ended December 31, 2009 has changed from net cash provided of $10,039,102 in the comparable period in 2008. In the year ended December 31, 2009, cash flow from financing activities was positively affected by a contribution of $917,698 by WWI Resources Inc. to ensure ongoing operations in our Albania project and a bank account overdraft. The total cash flow from financing activities for the year ended December 31, 2009 was negatively affected due to the net repayment of the bank loan of $1,220,000.

In the year ended December 31, 2008, cash flow from financing activities was positively affected by the issuance of debentures in the second quarter of 2008 by $3,760,000, the issuance of the convertible loan in the third quarter of 2008 by $1,680,000, a private placement in the third quarter of 2008 by $1,849,429, a bank loan of $1,220,000 in the fourth quarter of 2008 and the issuance of promissory notes to shareholders of $540,646.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Geological & Geophysical	1'700'000
General & Administrative	1'900'000
Financing	6'700'000
Legal	300'000
Audit	100'000
Open Commitments	550'000
Total Expenses planned for next 12 months	11'250'000

As an operator, we have a commitment of $875,000 for the Albanian Block A&B for 2010 and $8,500,000 for the Albanian Block D&E until 2011. The work commitment in Albania is fully borne by our associate Petromanas. In Mongolia, we have currently as an operator a geological & geophysical (G&G) commitment of $1,650,000 for the next 12 months. As an operator, our seismic or drilling work commitments for the next 12 months in Tajikistan amount to $2,519,500. The seismic work in Tajikistan beginning in 2010 is borne by Santos. In Kyrgyz Republic, the operational costs, including seismic are fully carried by our partner Santos. As a non-operator, we have no seismic or drilling work commitments in Chile for the next 12 months: We have signed an agreement dated January 29, 2010, pursuant to which we have agreed to assign our interest in our Chilean project in exchange for a return of all of the money that we have invested in this project to date and relief from all currently outstanding and future obligations in respect of the project. This agreement and the assignment of our interest in this project are subject to approval by the Ministry of Energy in Chile. Should we be able to raise funds through equity financing, debt financing or other sources, such as additional farm-out agreements, we would increase or speed up our programs.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

The consolidated financial statements have been prepared on the assumption that we will continue as a going concern. We have historically incurred losses and it incurred a loss of $21,618,015 for the year ended December 31, 2009. Because we have no operating revenues, we will require additional working capital to develop our business operations. The cash balance as of December 31, 2009 was $1,713,551, of which $908,888 had been restricted for a bank guarantee for the first phase of the work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania), leaving an available balance of $804,663.

On January 22, 2009, the restricted cash in Mongolia was reduced from $4,000,000 to $2,000,000 in agreement with the Mongolian authorities. We immediately repaid our bank loan of $1,220,000 and accumulated interest of $34,248. As a result, we were able to free up cash in the amount of $746,752 net of all costs and charges at our own disposal (no restriction or limitation of these funds after release).

As of February 1, 2009, the corporate cost base had been reduced significantly and therefore, also the expected monthly burn rate from around $650,000 to around $320,000. The main source of the cost savings stem from a reduction in the number of personnel as well as significant salary cuts at the Board of Directors level.

On April 3, 2009, we successfully ratified the new work programs for our exploration blocks A, B and D, E in Albania and had them approved with the Albanian authorities (AKBN), which allows us to reduce the bank guarantee, held as restricted cash on our accounts on behalf of exploration work in Albania, by $2,541,800 at our own disposal without any restrictions or limitations to these funds after the release, which took place by April 23, 2009 following completion of the procedural formalities. In addition, we finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia. On May 1, 2009, $1,000,000 of this loan was made available to our company. On September 7, 2009 the remaining $300,000 was made available to our company. Through the sale of the Albanian asset on February 24, 2010, we do have no further commitments in Albania.

On December 18, 2009, the Petroleum Authority of Mongolia approved the fulfillment of the work commitment for the first phase in Mongolia and the bank escrow of $2,000,000 was released. The proceeds were used to repay the $1,300,000 bank loan and its interest and the proceeds of $687,573 were available to our company in December 2009.

On November 19, 2009 we entered into a binding letter of intent with WWI Resources Ltd., a TSX Venture Exchange listed company, pursuant to which we agreed to sell all of the shares of one of our wholly-owned subsidiaries in exchange for a minimum of 100,000,000 common shares of WWI and a signing bonus in cash. To ensure funding for our Albanian short-term operations WWI Resources has advanced $917,723, which were available to our company on December 3, 2009.

On February 24, 2010, we signed a formal Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to WWI Resources. As consideration for these shares, DWM Petroleum received CDN$2,000,000 ($1,937,396) in cash on the closing date and 100,000,000 WWI Resources common shares. Pursuant to the purchase agreement, DWM Petroleum is entitled to receive an aggregate of up to an additional 150,000,000 WWI Resources common shares upon the occurrence of certain events. For further detail, please refer to the discussion at pages 6 and 7, above.

In addition, at closing WWI Resources funded Manas Adriatic with $8,500,000 to be used by Manas Adriatic to repay advances made by DWM Petroleum and its predecessors in respect of the Albanian project. The proceeds have been used to repay all of our outstanding debt securities.

Based on our expected monthly burn rate of $190,000 on basic operation activities, we estimate that we have sufficient working capital to fund operations for nine months from March 2010. In order to continue to fund operations through April 2011 and execute the strategy to develop its assets, we will require further funds. We expect to secure these additional funds through possible disposals or farm-outs of its existing interests and we are currently in active negotiations with interested parties for such transactions.

On March 4, 2010, we obtained additional financing of $10,500,000 from external sources, relating to the sale of the Albanian asset. Based on our business plan, we will need additional funding from external sources of at least $750,000 to cover our annual burn rate and minimum commitments for the next 12 months through April 2011.

We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans as well as limit our financial obligations by farming-out projects to third parties. During 2008, we intended to obtain an additional listing for our shares on the TSX Venture Exchange in Vancouver, British Columbia, Canada. We still plan to do so, however, given the turbulence in the global equity markets, we now anticipate that the planned listing on the TSX will be postponed until late 2010.

The continuation of business is dependent upon obtaining such further financing. The issuance of additional equity securities could result in a significant dilution in the equity interests of current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase liabilities and future cash commitments. There are no assurances that we will be able to dispose of or farm-out our existing interests or that we will be able to obtain additional financing through either private placement, public offerings and/or bank financing necessary to support our working capital requirements. We do not currently have any arrangements in place to raise any additional funds.

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

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if we had paid cash instead of paying with or using equity based instruments. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

Valuation of Freestanding Warrants

ASC 815 (Prior authoritative literature: FAS 133, “Accounting for Derivative Instruments and Hedging Activities”) requires measurement of free standing warrants classified as liability at fair value. In determining the appropriate fair value, we used a Black Scholes model. These warrants are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change in fair value of warrants.

Recently Issued But Not Yet Adopted Accounting Pronouncements Affecting Us

In June 2009, the FASB issued ASC 810-10 (prior authoritative literature: SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R)”) which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASC 810-10 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASC 810-10 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of ASC 810-10 and has not yet determined the impact on our condensed consolidated financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Manas Petroleum Corporation (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Manas Petroleum Corporation (An Exploration Stage Company) as of December 31, 2009 and the related consolidated statements of operations and comprehensive loss, statements of shareholders’ equity (deficit), and cash flow statements for the year ended December 31, 2009 and the period from May 25, 2004 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Manas Petroleum Corporation for the period from inception to December 31, 2008. Such statements are included in the cumulative inception to December 31, 2009 totals of the statements of operations and cash flows and reflect total revenues and net losses of 100% and 67%, respectively of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2008, included in the cumulative totals, is based solely on the report of the other auditors

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manas Petroleum Corporation at December 31, 2009 , and the results of its operations and its cash flows for the year ended December 31, 2009 and the period from May 25, 2004 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As more fully disclosed in Note 9 to the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting for certain warrants with the adoption of new guidance on determining whether an instrument is indexed to an entity’s own stock.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zurich, March 17, 2010

BDO Visura International

/s/ Andreas Wyss	/s/ Christoph Tschumi
Andreas Wyss	Christoph Tschumi
Auditor in Charge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MANAS PETROLEUM CORPORATION

We have audited the accompanying consolidated balance sheets of Manas Petroleum Corporation (an exploration stage company) and its subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity/(deficit) for the year ended December 31, 2008, and for the period from May 25, 2004 (date of inception) to December 31, 2008 (not presented herein). These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, and for the period from May 25, 2004 (date of inception) to December 31, 2008 (not presented herein), in conformity with accounting principles generally accepted in the United States of America.

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

Deloitte AG

/s/ Roland Müller	/s/ Cameron Walls

Roland Müller	Cameron Walls
Auditor in charge

Zurich, Switzerland
April 15, 2009 (July 21, 2009 as to the effects of
the restatement discussed in Note 23)

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	12.31.2009	12.31.2008
	USD	USD

ASSETS

Cash and cash equivalents	804'663	225'993
Restricted cash	908'888	7'951'784
Accounts receivable	60'611	96'339
Prepaid expenses	450'372	165'632
Total current assets	2'224'534	8'439'748

Debt issuance costs	112'619	254'311
Tangible fixed assets	178'191	231'245
Investment in associate	238'304	238'304
Total non-current assets	529'114	723'860

TOTAL ASSETS	2'753'648	9'163'608

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable	610'581	1'047'315
Bank overdraft	196'154	-
Bank loan	-	1'220'000
Short-term loan	917'698	-
Promissory notes to shareholders	540'646	-
Contingently convertible loan	1'886'905	-
Debentures	3'887'179	-
Warrant liability	683'305	-
Accrued expenses Exploration costs	713'992	120'000
Accrued expenses Professional fees	220'449	259'129
Accrued expenses Interest	82'749	98'678
Accrued expenses Commissions	-	70'000
Other accrued expenses	13'673	122'066
Total current liabilities	9'753'331	2'937'188

Participation liabilities	-	640'000
Promissory notes to shareholders	-	540'646
Contingently convertible loan		1'739'178
Debentures		3'448'540
Pension liabilities	29'504	43'867
Total non-current liabilities	29'504	6'412'231

TOTAL LIABILITIES	9'782'835	9'349'419

Common stock (300,000,000 shares authorized, USD 0.001 par value, 119'051'733 and 119'051'733 shares, respectively, issued and outstanding)	119'052	119'052
Additional paid-in capital	49'532'367	43'852'378
Deficit accumulated during the exploration stage	(56'731'607)	(44'200'563)
Accumulated other comprehensive income / (loss)
Currency translation adjustment	51'001	43'322
Total shareholders' deficit	(7'029'187)	(185'811)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	2'753'648	9'163'608

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended		Period from
05.25.2004
(Inception) to
	12.31.2009	12.31.2008	12.31.2009
	USD	USD	USD
OPERATING REVENUES

Other revenues	-	635'318	1'375'728
Total revenues	-	635'318	1'375'728

OPERATING EXPENSES

Personnel costs	(5'586'429)	(10'476'663)	(22'057'227)
Exploration costs	(1'067'986)	(4'649'549)	(7'092'517)
Depreciation	(67'687)	(52'877)	(167'196)
Consulting fees	(1'109'121)	(3'052'920)	(7'894'120)
Administrative costs	(1'670'678)	(2'724'471)	(11'887'708)
Total operating expenses	(9'501'901)	(20'956'481)	(49'098'768)

Gain from sale of investment	-	-	3'864'197
Loss from sale of investment	-	-	(900)
OPERATING LOSS	(9'501'901)	(20'321'162)	(43'859'743)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	164'937	64'799	145'145
Changes in fair value of warrants	(10'974'312)	-	(10'974'312)
Warrants issuance expense	-	(9'439'775)	(9'439'775)
Interest income	93'565	160'556	597'471
Interest expense	(1'395'903)	(758'657)	(2'236'200)
Loss before taxes and equity in net loss of associate	(21'613'614)	(30'294'240)	(65'767'413)

Income taxes	(4'401)	(1'867)	(7'941)
Equity in net loss of associate	-	-	(24'523)
Net loss	(21'618'015)	(30'296'106)	(65'799'877)

Net income / (loss) attributable to non-controlling interest	-	-	(18'700)
Net loss attributable to Manas	(21'618'015)	(30'296'106)	(65'818'577)

Currency translation adjustment attributable to Manas	7'679	(13'212)	51'001
Net comprehensive loss attributable to Manas	(21'610'336)	(30'309'318)	(65'767'576)
Net comprehensive loss attributable to non-controlling interest	-	-	18'700
Net comprehensive loss	(21'610'336)	(30'309'318)	(65'748'876)

Weighted average number of outstanding shares (basic)	119'051'733	114'856'922	107'623'556
Basic earnings / (loss) per share attributable to Manas	(0.18)	(0.26)	(0.61)

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS

	For the year ended		Period from
05.25.2004
(Inception) to
	12.31.2009	12.31.2008	12.31.2009
	USD	USD	USD

OPERATING ACTIVITIES

Net loss	(21'618'015)	(30'296'106)	(65'799'877)

To reconcile net loss to net cash used in operating activities

Gain from sale of investment	-	-	(3'864'197)
Loss from sale of investment	-	-	900
Equity in net loss of associate	-	-	24'523
Depreciation	67'687	52'877	167'196
Amortization of debt issuance costs	141'692	95'599	237'291
Warrant issuance expense / (income)	10'974'312	9'439'775	20'414'087
(Decrease) / increase in participation liabilities	(640'000)	640'000	640'000
Exchange differences	(164'936)	(64'799)	(145'144)
Interest expense on contingently convertible loan	147'727	59'178	206'905
Interest expense on debentures	438'639	246'529	685'168
Stock-based compensation	4'475'953	9'790'874	21'512'116
Decrease / (increase) in receivables and prepaid expenses	(249'012)	12'298	(505'789)
Decrease / (increase) in other non-current assets	-	62'279	-
(Decrease) / increase in accounts payables	(436'734)	937'159	74'259
(Decrease) / increase in accrued expenses	426'220	(642'165)	954'671
Change in pension liability	(14'363)	43'867	29'504
Cash flow (used in)/from operating activities	(6'450'830)	(9'622'635)	(25'368'387)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(14'633)	(131'048)	(424'429)
Sale of tangible fixed assets and computer software	-	-	79'326
Proceeds from sale of investment	-	-	4'000'000
Decrease / (increase) restricted cash	7'042'896	(7'951'784)	(908'888)
Acquisition of investment in associate	-	-	(67'747)
Cash flow (used in)/from investing activities	7'028'263	(8'082'833)	2'678'262

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80'019
Issuance of units	-	1'849'429	15'057'484
Issuance of contingently convertible loan	-	1'680'000	1'680'000
Issuance of debentures	-	3'760'000	3'760'000
Issuance of promissory notes to shareholders	-	540'646	540'646
Issuance of warrants	-	670'571	670'571
Cash arising on recapitalization	-	-	6'510
Shareholder loan repaid	-	(39'329)	(3'385'832)
Shareholder loan raised	-	-	4'653'720
Repayment of bank loan	(2'520'000)	-	(2'520'000)
Increase in bank loan	1'300'000	1'220'000	2'520'000
Increase in short-term loan	917'698	-	917'698
Payment of debt issuance costs	-	(279'910)	(279'910)
(Decrease) / increase in bank overdraft	196'154	(2'305)	196'154
Cash flow (used in)/from financing activities	(106'148)	9'399'102	23'897'060

Net change in cash and cash equivalents	471'285	(8'306'366)	1'206'935

Cash and cash equivalents at the beginning of the period	225'993	8'480'771	-
Currency translation effect on cash and cash equivalents	107'385	51'588	237'729
Cash and cash equivalents at the end of the period	804'663	225'993	804'663

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1'466'052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193'003
Warrants issued to pay placement commission expenses	-	-	2'689'910
Debenture interest paid in common shares	-	213'479	213'479

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre- hensive Income (Loss)	Total share- holders' equity / (deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80'000'000	80'000	19	-	-	80'019
Currency translation adjustment	-	-	-	-	(77'082)	(77'082)
Net loss for the period	-	-	-	(601'032)	-	(601'032)
Balance December 31, 2004	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)

Balance January 1, 2005	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)
Currency translation adjustment	-	-	-		218'699	218'699
Net loss for the year	-	-	-	(1'993'932)	-	(1'993'932)
Balance December 31, 2005	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)

Balance January 1, 2006	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)
Forgiveness of debt by major shareholder	-	-	1'466'052	-	-	1'466'052
Currency translation adjustment	-	-	-	-	(88'153)	(88'153)
Net income for the year	-	-	-	1'516'004	-	1'516'004
Balance December 31, 2006	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575

Balance January 1, 2007	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575
Recapitalization transaction (Note 1)	20'110'400	20'110	(356'732)	-	-	(336'622)
Stock-based compensation	880'000	880	7'244'409	-	-	7'245'289
Private placement of Units, issued for cash	10'330'152	10'330	9'675'667	-	-	9'685'997
Private placement of Units	10'709	11	(11)	-	-	-
Private placement of Units, issued for cash	825'227	825	3'521'232	-	-	3'522'057
Currency translation adjustment	-	-	-	-	3'069	3'069
Net loss for the year	-	-	-	(12'825'496)	-	(12'825'496)
Balance December 31, 2007	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870

Balance January 1, 2008	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870
Stock-based compensation	2'895'245	2'895	9'787'978	-	-	9'790'874
Private placement of Units, issued for cash	4'000'000	4'000	1'845'429	-	-	1'849'429
Issuance of warrants	-	-	10'110'346	-	-	10'110'346
Beneficial Conversion Feature	-	-	557'989	-	-	557'989
Currency translation adjustment	-	-	-	-	(13'212)	(13'212)
Net loss for the period	-	-	-	(30'296'106)	-	(30'296'106)
Balance December 31, 2008	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)

Balance January 1, 2009	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)
Adoption of ASC 815-40	-	-	(9'679'775)	9'086'971	-	(592'804)
Reclassification warrants	-	-	10'883'811	-	-	10'883'811
Stock-based compensation	-	-	4'475'953	-	-	4'475'953
Currency translation adjustment	-	-	-	-	7'679	7'679
Net loss for the year	-	-	-	(21'618'015)	-	(21'618'015)
Balance December 31, 2009	119'051'733	119'052	49'532'367	(56'731'607)	51'001	(7'029'187)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

1. CORPORATE INFORMATION

The consolidated financial statements of Manas Petroleum Corporation (“Manas” or the “Company”) and its subsidiaries (collectively, “the Group”) for the year ended December 31, 2009 and 2008 and the period from May 25, 2004 (inception) to December 31, 2009, were authorized for issue by a majority of directors. In terms of the oil and gas industry lifecycle, the Company considers itself to be an exploration stage company. Since it has not realized any revenues from its planned principal operations, the Company presents its financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) that apply in establishing operating enterprises, i.e. development stage companies. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

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

2. GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has historically incurred losses and it incurred a loss of $21,618,015 for the year ended December 31, 2009. Because we have no operating revenues, the Group will require additional working capital to develop its business operations. The cash balance as of December 31, 2009 was $1,713,551, of which $908,888 had been restricted for a bank guarantee for the first phase of the work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania), leaving an available balance of $804,663.

On November 19, 2009 we entered into a binding letter of intent with WWI Resources Ltd., a TSX Venture Exchange listed company, pursuant to which we will sell all of the shares of one of our wholly-owned subsidiaries in exchange for a minimum of 100,000,000 common shares of WWI and a signing bonus in cash. To ensure funding for our Albanian short-term operations WWI has advanced $917,698, which were available to our Company on December 3, 2009.

On February 24, 2010, DWM, a wholly-owned subsidiary of the Company, successfully completed the sale of DWM’s subsidiary holding the Albanian asset, Manas Adriatic GmbH, to Petromanas Energy Inc. (TSXV: PMI, former WWI Resources Ltd.). In turn, DWM receives 100,000,000 common shares of Petromanas (approximately 30% of Petromanas), a consideration of $2,000,000 and loans previously made from DWM to Manas Adriatic GmbH of approximately $8,500,000 are reimbursed to DWM. Further, another 100,000,000 common shares are issued to DWM on the earlier of June 23, 2011 and the completion of the first well on the Licenses by Manas Adriatic, and another 50,000,000 common shares issuable to DWM upon the satisfaction of certain performance goals. Assuming DWM acquired the additional 150,000,000 common shares it would hold 250,000,000 common shares representing approximately 52% of Petromanas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

Based on our expected monthly burn rate of $190,000 on basic operation activities, the Group estimates that it has sufficient working capital to fund operations for nine months from March 2010. In order to continue to fund operations through April 2011 and execute the strategy to develop its assets, the Group will require further funds. It expects to secure these additional funds through possible disposals or farm-outs of its existing interests and the Group is currently in active negotiations with interested parties for such transactions.

On March 4, 2010, we obtained additional financing of $10,500,000 from external sources, relating to the sale of the Albanian asset. Based on our business plan, we will need additional funding from external sources of at least $750,000 to cover our annual burn rate and minimum commitments for the next 12 months through April 2011.

The Group intends to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans as well as limit its financial obligations by farming-out projects to third parties. During 2008, the Group intended to float additional shares on the TSX Venture Exchange in Toronto, Canada. It still plans to do so, however, given the turbulence in the global equity markets, it now anticipates that the planned financing on the TSX will be postponed until late 2010.

The continuation of business is dependent upon obtaining such further financing. The issuance of additional equity securities could result in a significant dilution in the equity interests of current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase liabilities and future cash commitments.

There are no assurances that the Group will be able to complete the disposals or farm-outs of its existing interests or to obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. Nevertheless after making enquiries, and considering the uncertainties above, the directors have a reasonable expectation that the Group will have adequate resources to continue in operations for the foreseeable future.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

Non-controlling interests in the net assets of consolidated subsidiaries are reported as equity. The amount of net income attributable to the non-controlling interest is identified in the consolidated statements of operations and comprehensive loss.

Foreign currency translation

The consolidated financial statements of the Group are presented in US dollars (“USD” or “$”). The parent Company’s functional currency is the US dollar. Transactions in currencies other than the book currency are recorded using the appropriate exchange rate at the time of the transaction.

The functional currency for all of our consolidated subsidiaries is US dollar. For our subsidiary in Tajikistan that keeps its books in a currency other than US dollars, the company remeasures the Tajik financials as follows: Monetary assets and liabilities are translated using the balance sheet period-end date, while for the non-monetary assets and liabilities the historical rate is used. Expenses are translated using the average rate for the reporting period, except for depreciation and amortization, where the historical rate of the related asset or liability applies. Foreign currency translation gains and losses are reported on the statement of operations.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand. Cash and cash equivalents are subject to currency exchange rate fluctuations.

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

Tangible fixed assets, computer software and depreciation

Tangible fixed assets (office equipment, vehicles and furniture) and computer software are recorded at cost and are depreciated on a straight-line basis over the following estimated useful lives:

Office equipment	4 years
Vehicles	5 years
Furniture	5 years
Computer software	2 years

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

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

Current liabilities

Current liabilities include current or renewable liabilities due within a maximum period of one year. Current liabilities are carried at their nominal value, which approximates fair market value. Exceptions are the Contingently Convertible Loan and the Debenture which were initially recorded at fair value and are subsequently carried at amortized cost and the warrant liability, which is carried at fair value.

Valuation of Freestanding Warrants

ASC 815 (Prior authoritative literature: FAS 133, “Accounting for Derivative Instruments and Hedging Activities”) requires measurement of free standing warrants classified as liability at fair value. In determining the appropriate fair value, the Company used a Black Scholes model. These warrants are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change in fair value of warrants.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank loan/overdraft, short-term loan, warrant liability, contingently convertible loan, debentures and promissory notes to shareholders. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

Non-current liabilities

Non-current liabilities include all known liabilities as per year end, which can reliably be quantified with a due date of at least one year after the date of the balance sheet.

Income taxes

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

Deferred tax assets on tax loss carry-forwards are only recognized to the extent that it is more likely than not that future profits will be available and the tax loss carry-forward can be utilized.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

Revenue Recognition

Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Group and the revenue can be reliably measured. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. The Group’s revenue during the year 2008 consists of consulting fees from contracts with fees based on time and materials which are recognized as the services are performed and amounts are earned and options premiums received for the farm-out of the Group’s exploration interests. The Group did not earn revenue during the year 2009.

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

Pension plans

In accordance with ASC 715-30 (Prior authoritative literature: SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans “), the Group recognizes the funded status of the defined benefit plans in the balance sheet. Actuarial gains and losses are fully recognized in the statement of operations of the respective period.

Stock based compensation

Stock-based compensation costs are recognized in earnings using the fair-value based method for all awards granted. Compensation costs for unvested stock options and awards are recognized in earnings over the requisite service period based on the fair value of those options and awards. For employees fair value is estimated at the grant date and for non-employees fair value is remeasured at each reporting date as required by ASC 718 and ASC 505-50 (prior authoritative literature: SFAS 123R and EITF 96-18). Fair values of awards granted under the share option plans are estimated using a Black-Scholes option pricing model. The model input assumptions are determined based on available internal and external data sources. The risk free rate used in the model is based on the US treasury rate for the expected contractual term. Expected volatility is based on a weighted basket of historic peer group data.

Earnings per Share

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares and the dilutive effect of warrants and stock options as determined under the treasury stock method.

4. NEW ACCOUNTING STANDARDS NOT YET ADOPTED

Adoption of New Account Standards

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

In June 2009, the FASB issued ASC 105-10-65 (prior authoritative literature: SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research but is not intended to change GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105-10-65 was adopted by the Company as of July 1, 2009 and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In December 2007, the FASB issued ASC 805 (prior authoritative literature: SFAS No. 141(R),”Business Combinations”). ASC 805 requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. ASC 805 becomes effective for fiscal periods beginning after December 15, 2008. This statement did not have an effect on the Company’s financial statements.

In February 2008, the FASB issued ASC 820-10-65 (prior authoritative literature: Staff Position (FSP) FAS 157-2), Effective Date of FASB Statement No. 157, which defers the implementation for non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the Company’s financial position and results of operations. The adoption as of January 1, 2009 of the remaining provisions did not have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued ASC 820-10-65 (prior authoritative literature: Staff Position (FSP) FAS 157-4), which is effective for interim or annual reporting ending after June 15, 2009 and shall be applied prospectively. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption did not have an impact on the Company’s financial statements.

In August 2009, FASB issued ASC 820-10 (ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The adoption of this update in the fourth quarter 2009 did not have a significant effect on the Company’s financial statements.

In December 2007, the FASB issued ASC 810-10-65 (prior authoritative literature: FAS No. 160, “Non-controlling Interests in Financial Statements—an amendment of ARB No. 51”). ASC 810-10-65 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of net income specifically attributable to the non-controlling interest be identified in the financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. ASC 810-10-65 was adopted by the Company effective January 1, 2009 and did not have a significant effect on the Company’s financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

In March 2008, the FASB issued ASC 815-10-50 (prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”). ASC 815-10-50 amends and expands the disclosure requirements of ASC 815 (prior authoritative literature SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815-10-50 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10-50 was adopted by the Company as of January 1, 2009, and did not have an impact on the Company’s results of operations, cash flows or financial positions. . However, the Company was required to expand its disclosures around the use of and purpose for its derivative instruments.

In May 2008 the FASB issued ASC 470-20-25 (prior authoritative literature: FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which alters the accounting for Convertible Debentures. ASC 470-20-25 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, ASC 470-20-25 requires that when such debt instruments are repaid or converted any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. ASC 470-20-25 is effective for the Company’s fiscal year beginning January 1, 2009, and has been applied retrospectively, as required. The adoption of this pronouncement did not have an impact on the Company’s results of operations or financial positions.

In November 2008, ASC 323-10-65 was issued (prior authoritative literature: EITF 08-06, “Equity Method Investment Accounting Considerations.” ASC 323-10-65 addresses the impact that ASC 805 (prior authoritative literature: SFAS 141(R)) and ASC 810-10-65 (prior authoritative literature: SFAS 160) might have on the accounting for equity method investments including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated. ASC 323-10-65 is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 323-10-65 did not have a significant impact on the Company’s results of operations or financial positions.

In May 2009, the FASB issued Statement of ASC 855 (prior authoritative literature: FAS No. 165, “Subsequent Events,”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC 855 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued ASC 810-10 (prior authoritative literature: SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R)”) which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASC 810-10 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASC 810-10 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of ASC 810-10 and has not yet determined the impact on the Company’s consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

5. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

				USD (held
	USD (held	USD (held	USD (held	in other	USD TOTAL	USD TOTAL
	in USD)	in EUR)	in CHF)	currencies)	Dec 31, 2009	Dec 31, 2008
Bank and postal accounts	790'147	649	5'169	8'699	804'663	225'993

Cash and cash equivalents are available at the Group’s own disposal, and there is no restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

As of December 31, 2009 and 2008 the Group’s restricted cash was $908,888 and $7,951,784 respectively as follows:

As of December 31, 2009 and 2008, the Group had a bank guarantee for the Albanian project of $875,000 and $3,951,784, respectively, to be used for investments in G&G and seismic work carried out in Albania. The funds in the bank guarantee will be continuously reduced on a monthly basis in accordance with negotiations with the Albanian government and are available at the Group’s own disposal thereafter (there is no restriction or limitation of these funds after their release). This decrease is due to a reduction of the work program for phase 1 of Blocks A, B, D and E, as well as due to the successful completion of phase 1 for Blocks A and B, during the year ended December 31, 2009.

As of December 31, 2008, the Group had two escrow accounts of $2,000,000 each for the Phase 1 in the Mongolian Blocks. During the year ended December 31, 2009, the Group also successfully negotiated a reduction of these work commitments as well as successfully completed Phase 1. The two escrow accounts of $2,000,000 each (total $4,000,000) therefore were successfully released.

As of December 31, 2009, the Group further has an escrowed amount for the paid-in share capital of the newly founded subsidiary Manas Adriatic GmbH, which will be released in the beginning of 2010 and a rental deposit for its office in Switzerland, totaling in $33,888.

6. TANGIBLE FIXED ASSETS

2008	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	77,845	53,000	42,424	173,269
Additions	51,718	74,379	4,952	131,048
Cost at December 31	129,563	127,379	47,375	304,317

Accumulated depreciation at January 1	(10,471)	(9,000)	(724)	(20,195)
Depreciation	(26,083)	(17,400)	(9,394)	(52,877)
Accumulated depreciation at December 31	(36,554)	(26,400)	(10,117)	(73,072)

Net book value at December 31	93,008	100,979	37,258	231,245

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

2009	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	129'563	127'379	47'375	304'317
Additions	14'633	-	-	14'633
Sales	-	-	-	-
Cost at December 31	144'196	127'379	47'375	318'950

Accumulated depreciation at January 1	(36'554)	(26'400)	(10'117)	(73'072)
Depreciation	(31'534)	(26'677)	(9'476)	(67'687)
Sales	-	-	-	-
Accumulated depreciation at December 31	(68'088)	(53'077)	(19'593)	(140'759)

Net book value at December 31	76'108	74'302	27'782	178'191

Depreciation expense for the years ended December 31, 2009 and 2008 were $67,687 and $52,877, respectively.

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

On March 3, 2008, the Company granted 150,000 shares to employees in Albania and 1,219,893 shares to consultants as payment for services (market price at grant date $2.05 per share). Compensation costs are calculated to be $2,808,281. Of this charge, $307,500 and $2,500,781 were recorded in personnel costs and consulting fees respectively in the year ended December 31, 2008.

On October 21, 2008, the Company granted 1,160,000 shares to employees as a bonus payment (market price at grant date $0.50 per share). Compensation costs are calculated $580,000, all of which was recorded in personnel costs in the year ended December 31, 2008.

Due to the termination of employment of Thomas Flottmann, Peter-Mark Vogel and Rahul Sen Gupta, their stock option plans have been terminated. Their 1,388,685 non-vested stock options forfeited upon the termination of their employment agreement and 1,361,315 vested stock options remained exercisable for 90 days after termination and forfeited unexercised during the year ended December 31, 2009. 900,000 stock options granted to consultants also forfeited during the year ended December 31, 2009.

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

Due to the termination of the consulting agreements with Neil Maedel and Alexander Becker, their 925,396 non-vested stock options forfeited upon the termination of their consulting agreements and their 2,324,604 vested options remained exercisable for 90 days after the termination and expired October 8, 2009.

On August 10, 2009, we granted two tranches of 500,000 stock options each to a Director at a price of $0.43 per share. The strike price for one tranche was set at a premium of 58.1% to the closing share price on the grant date or $0.68 and the strike price for the second tranche was set at a premium of 83.7% to the closing share price on the grant date or $0.79. These stock options vest over 36 months with 1/12 vested per quarter.

The fair value of all of the options was determined using the Black-Scholes option pricing model applying the weighted average assumptions noted in the following table.

	Years ended

	December 31, 2009	December 31, 2008
Expected dividend yield	0%	0%
Expected volatility	87%	50%
Risk-free interest rate	1.463%	4.851%
Expected term (in years)	3.1	6

The expected volatility is based on a peer group of companies in a similar or the same industry, and with whom the Company is of a comparable size and life cycle stage, for a period equal to the expected term of the options. During the year ended December 31, 2009 and 2008, the weighted average fair value of options granted was $0.16 and $1.13 at the grant date, respectively.

A summary of the status of the Company’s non-vested shares as of December 31, 2009 and changes during the year is presented below:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

		Weighted-
		average
	Shares under	grant date
Nonvested options	option	fair value
Nonvested at December 31, 2008	5'506'548	1.79
Granted	5'400'000	0.16
Vested	(3'352'995)	1.30
Forfeited	(2'715'456)	1.71
Nonvested at December 31, 2009	4'838'097	0.35

As of December 31, 2009, there was $2,115,669 of total unrecognized compensation expense related to non-vested stock based compensation arrangements. These expenses are expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2009 and 2008:

		Weighted-
		average
	Shares under	exercise
Options	option	price
Outstanding at December 31, 2007	10'650'000	4.18
Granted	1'000'000	2.10
Exercised	-
Forfeited or expired	-
Outstanding at December 31, 2008	11'650'000	4.00
Exercisable at December 31, 2008	6'143'452	4.07

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Shares under	exercise	contractual	intrinsic
Options	option	price	term	value
Outstanding at December 31, 2008	11'650'000	4.00
Granted	5'400'000	0.35
Exercised	-
Forfeited or expired	(6'900'000)	3.92
Outstanding at December 31, 2009	10'150'000	2.12	5.33	1'276'000
Exercisable at December 31, 2009	5'311'903	3.32	6.46	286'282

For the year ended December 31, 2009 and 2008, the Company recorded a total charge of $4,475,953 and $9,790,874 respectively, with respect to equity awards granted under the stock compensation and stock option plans. For the year ended December 31, 2009 $4,296,079 and $179,874 were recorded in personnel costs and consulting fees respectively. During the comparable period 2008 the stock based compensation expenses of $7,399,063 and $2,391,811 were recorded in personnel costs and consulting fees respectively.

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2009:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

	Options Outstanding				Options Exercisable
		Weighted		Weighted Average		Weighted
		Average	Aggregate	Remaining		Average	Aggregate
Range of	Number	Exercise	Intrinsic	Contractual Life	Number	Exercise	Intrinsic
Exercise Prices	Outstanding	Price	Value	(Years)	Exercisable	Price	Value
$0.00 to $2.00	5'400'000	$ 0.35	1'276'000	3.54	1'116'710	$ 0.32	286'282
$2.01 to $4.00	4'350'000	$ 4.00	-	7.34	3'860'028	$ 4.00	-
$4.01 to $6.00	400'000	$ 5.50	-	7.49	335'165	$ 5.50	-
Total	10'150'000	$ 2.12	1'276'000	5.33	5'311'903	$ 3.32	286'282

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

For the year ended December 31, 2009 and 2008 we have accreted the Debentures for the discount, including the beneficial conversion feature of $438,640 and $246,529, respectively. At December 31, 2009 and 2008, the unamortized debt discount relating the debenture amounted to $112,822 and $551,460, respectively.

9. WARRANTS

The Company’s risk management objectives are to ensure that business and financial exposures to risk that have been identified and measured are minimized using the most effective and efficient methods to reduce, transfer and, when possible, eliminate such exposures. Operating decisions contemplate associated risks and management strives to structure proposed transactions to avoid or reduce risk whenever possible. ASC 815 (prior authoritative literature SFAS No. 133) requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with ASC 815, the Company determined that 5,581,532 of the warrants outstanding at December 31, 2009 are not considered indexed to the Company’s own stock under ASC 815-40 (prior authoritative literature: EITF 07-05), as the respective agreements include reset features. As such, the Company determined these warrants to be under the scope of ASC 815. The fair value of the warrants subject to ASC 815-40, and therefore under the scope of ASC 815, are adjusted to fair market value at the end of each reporting period.

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

As a result of the subsequent equity sales adjustment clause included in most of the Company’s warrant agreements, the private placement on September 4, 2008 caused the Company to reprice 13,933,989 warrants to the last equity issuance price ($0.59) and increase the number of common shares to be issued upon exercise of the warrants to 69,966,707. The accounting impact of this repricing is to record an expense for the difference in the fair value of the new warrant agreements and the fair value of the original warrant agreements immediately prior to the adjustment. The result was a charge of $9,439,775 recorded in the year ended December 31, 2008 and a corresponding increase to additional paid in capital.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

In April 2008, the FASB issued ASC 815-40 (Prior authoritative literature: Emerging Issues Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”)). ASC 815-40 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815-10-15-74 (Prior authoritative literature: SFAS 133, paragraph 11(a)). ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted ASC 815-40 on the first day of our fiscal year 2009. Based on our analysis we determined that 69,966,707 out of the 73,966,707 warrants outstanding are not considered indexed to the Company’s own stock under ASC 815-40 as the respective agreements include reset features. Hence, we reclassified $592,804, comprising of an adjustment of $(9,679,775) to additional paid in capital and $9,086,971 to deficit accumulated during the development stage, from stockholders’ equity to a short-term liability upon adoption. Additionally, the fair value of the warrants subject to ASC 815-40 are adjusted to fair market value at the end of each reporting period. The impact of the adoption on net loss and on basic and diluted loss per share for the year ended December 31, 2009 were $10,974,312 and $0.09, respectively.

On May 14, 2009 we asked each holder of the Warrants that had a price protection clause to agree to amend their Warrants to delete the price protection clause. As and when any of the holders of these Warrants agree to the proposed amendment, we will provide them with an amended Warrant certificate that shows the price protection clause as having been deleted. As of December 31, 2009, the following Warrant agreements have been amended and, in accordance with ASC 815-40, needed to be reclassified as stockholder’s equity:

					Fair value at date of
Warrant series	# of Warrants	Strike price	Grant date	Expiry date	reclassification
Warrant B Equity PP1	29'917'145	0.59	April 10, 2007	April 10, 2010	$8'024'421.00
Brokerage Warrant PP # 1	5'880'044	0.59	April 10, 2007	April 10, 2010	$1'930'710.00
Debenture Warrants	3'114'408	0.59	April 30, 2008	April 30, 2010	$722'288.00
Total warrants reclassified					$10'677'419.00

					Fair value at date of
Warrant series - expired	# of Warrants	Strike price	Grant date	Expiry date	reclassification
Brokerage Warrant PP # 2	139'958	0.59	July 31, 2007	July 31, 2009	$6'810.00
Warrant Equity PP2 31-07-2007	3'315'550	0.59	July 31, 2007	July 31, 2009	$199'582.00
Total					$206'392.00
* expired unexercised July 31, 2009
				Total reclassified	$10'883'811.00

The following table summarizes the Company’s warrant activity for the years ended December 31, 2009.

				Weighted-
				average
	Classifed as	Classified as		exercise
Options	liability	equity	# of warrants	price

Outstanding at December 31, 2008	-	73'966'707	73'966'707	0.61
Reclassification upon adoption of ASC 815-40	69'966'707	(69'966'707)	-
Granted	-	-	-
Exercised	-	-	-

Reclassification upon amendment of warrant agreement	(42'367'105)	42'367'105	-

Forfeited or expired	(22'018'070)	(3'455'508)	(25'473'578)	0.59

Outstanding at December 31, 2009	5'581'532	42'911'597	48'493'129	0.62

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

				Weighted-
				average
	Classifed as	Classified as		exercise
Options	liability	equity	# of warrants	price

Outstanding at December 31, 2007	-	12'933'989	12'933'989	3.03
Granted	-	5'000'000	5'000'000	1.18
Exercised	-	-	-

Increase of number of warrants due to repricing	-	56'032'718	56'032'718	0.59

Forfeited or expired	-	-	-

Outstanding at December 31, 2008	-	73'966'707	73'966'707	0.61

On April 10, 2009 17,526,881 Warrants from the Warrant A Equity Series granted on April 10, 2007 expired unexercised.

On July 31, 2009 7,692,798 Warrants from the Warrant Equity PP2 Series granted on July 31, 2007 expired unexercised.

On July 31, 2009 253,899 Warrants from the Brokerage Warrant PP2 Series granted on July 31, 2007 expired unexercised.

As of December 31, 2009 and December 31, 2008, the Company had a total of 48,493,129 and 73,966,707 warrants outstanding to purchase common stock, respectively. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has enough shares of common stock authorized in the event that these warrants are exercised.

The following table summarizes information about the Company’s warrants outstanding as of December 31, 2009:

Warrant series	# of Warrants	Strike price	Grant date	Expiry date
Warrant B Equity PP1	35'053'763	0.59	April 10, 2007	April 10, 2010
Brokerage Warrant PP # 1	5'880'044	0.59	April 10, 2007	April 10, 2010
Debenture Warrants	3'559'323	0.59	April 30, 2008	April 30, 2010
Equity PP3 Sept 2008	4'000'000	0.95	August 18, 2008	August 18, 2010
Total outstanding warrants	48'493'129

10. BANK LOAN/SHORT-TERM LOAN

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

On April 24, 2009, we finalized negotiation for an additional loan of $1,300,000, which will be secured by the remaining escrow funds in Mongolia. The basic terms negotiated include a 10.8 percent per annum interest, which is netted with the interest accrued on the escrow agreement in Mongolia, and a repayment date of April 24, 2010. On May 1, 2009, $1,000,000 of this loan was made available to our Company. The remaining $300,000 were wired on September 7, 2009, are to be paid back within 12 months and with an interest of 12%. The funds obtained will be used for financing the oil exploration carried out in Mongolia. The loan of $1,300,000 was repaid in December 2009.

On December 3, 2009, as part of ongoing negotiations on the sale of the Albanian asset, WWI advanced $917,698 to the Company, which is due on demand and free of interest. In case of a successful closing of the agreement to sell the asset, the amount is considered part of the purchase price consideration.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

On December 31, 2009, we had a bank overdraft of $196,828 which is due on demand and free of interest.

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

The principal and any accrued but unpaid interest on the Loans are convertible, in whole or in part, at the option of the holders if the Group conducts a public offering at the prevailing market price. The loan was accounted for as a liability in accordance with ASC 480-10-25 (Prior authoritative literature: FAS150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Because the financial instrument embodies a conditional obligation that the Company must or may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception.

The initial carrying amount of the Loans of $1,680,000 will be accreted to the redemption amount of $2,000,000 over the term of the loans using the effective interest method.

We have accreted the Loans for the discount that relates to the year ended December 31, 2009 and 2008 of $147,727 and $59,178 respectively. At December 31, 2009 and 2008 the unamortized debt discount relating the contingently convertible loan amounted to $113,095 and $260,822, respectively.

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

On May 1, 2009 the Company received $1,000,000 in financing (refer to Note 10). Therefore, as the payment falls due immediately, but so far has not been paid yet, interest is being accrued.

For the year ended December 31, 2009 we have accrued $43,370 interest expense.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

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

For the year ended December 31, 2009, the participation liability was reduced to $0 as the phase 1 of the work program in Mongolia was successfully completed ahead of schedule. The exploration costs were reduced by $640,000 during the year ended December 31, 2009.

15. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
	Country	Dec 31, 2009	Dec 31, 2008
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
Manas Petroleum AG, Baar (2)	Switzerland	100%	100%
Manas Adriatic GmbH, Baar (3)	Switzerland	100%	n/a
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Rep of Tajikistan	90%	90%
Manas Petroleum of Chile Corporation, Victoria (6)	Canada	100%	100%
Manas Management Services Ltd., Nassau (7)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (8)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (9)	Mongolia	84%	n/a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

(1)	Including Branch in Albania
(2)	Founded in 2007
(3)	Manas Adriatic GmbH was founded by DWM Petroleum AG in 2009
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008
(7)	Founded in 2008
(8)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(9)	Gobi Energy Partners LLC was founded by DWM Petroleum AG (former Manas Gobi LLC); founded in 2009

Ownership and voting right percentages in the subsidiaries stated above are identical to the equity shares.

CJSC South Petroleum Company

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

The following summarized financial information as of December 31, 2009 and for the period from January 1, 2009 to December 31, 2009 as well as of December 31, 2008 and for the period from January 1, 2008 to December 31, 2008, is presented for CJSC South Petroleum Company which is a material equity method investee that is not consolidated:

	Dec 31, 2009	Dec 31, 2008
Condensed Balance Sheet	Thousand USD	Thousand USD
Current assets	3'804	4'327
Non-current assets	672	5'044
Current liabilities	142	161
Non-current liabilities	32'740	11'207

Condensed Income Statement	Thousand USD	Thousand USD
Gross revenues	26	-
Gross profit	1	-
Loss from operating activities	18'650	5'509
Net loss	20'059	5'509

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

Under the Option Agreement, Santos will pay an amount equivalent to the seismic acquisition costs in the Tajik area (approximately $1.3 million) in consideration for a call option to farm in to Somon Oil’s prospecting licences. The Option may be exercised by Santos any time during the option period. The option period commences on the date of the option agreement and expires after 6 months unless extended due to certain conditions not being met.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

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

Related Parties

The following table provides the total amount of transactions that have been entered into with related parties for the relevant financial period:

Board of directors	01.01.-12.31.09	01.01.-12.31.08
	USD	USD
Payments to directors for office rent	36'923	187'867
Payments to related companies controlled by directors for rendered consulting services	369'700	11'391

	12.31.09	12.31.08
	USD	USD
Promissory notes from directors	233'812	540'646
Promissory notes from former directors	306'834	-
Interest on Promissory notes from directors	30'989	-
Interest on Promissory notes from former directors	24'614	-

16. INCOME TAXES

The components of income from continuing operations before income taxes are as follows:

Years ended
	Dec 31, 2009	Dec 31, 2008
	USD	USD
Domestic	(18'576'407)	(22'197'776)
Foreign	(3'037'207)	(8'096'464)
Income/(Loss) from operations before income tax	(21'613'614)	(30'294'240)

Income taxes relating to the Company’s continuing operations are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

Years ended
	Dec 31, 2009	Dec 31, 2008
	USD	USD
Current income taxes:
US Federal, state and local	-	-
Foreign	4'401	1'867
Deferred income taxes	-	-
Income tax expense/(recovery)	4'401	1'867

Income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

Years ended
	Dec 31, 2009	Dec 31, 2008
	USD	USD
Net income/(loss) before income tax	(21'613'614)	(30'294'240)
Statutory tax rate	35%	35%
Expected income tax expense/(recovery)	(7'564'765)	(10'602'984)
Impact on income tax expense/(recovery) of the following:	-	-
Permanent differences	5'312'606	5'257'434
Change in valuation allowance	4'620'385	5'617'836
Impact of tax rate changes and differences	(2'368'226)	(272'286)
Other	4'401	1'867
Income tax expense/(recovery)	4'401	1'867

The permanent differences relate to non-cash charges, mainly the change in fair value of warrants, stock based compensation and the participation liability.

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criterion under ASC740, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance.

As of December 31, 2009 and 2008, the total uncertain tax positions were zero. We have not identified any tax positions for which it is reasonably possible that a significant change will occur during the next 12 months.

The Company’s deferred tax assets consist of the following:

Years ended
	Dec 31, 2009	Dec 31, 2008
	USD	USD
Operating loss carryforwards	11'976'830	7'356'445
Valuation allowance	(11'976'830)	(7'356'445)
Deferred tax assets/(liabilities)	-	-

The Company’s operating loss carryforwards expire according to the following schedule:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

Year ended
Dec 31, 2009
USD
2010	4'223'609
2011	7'993'721
2012	1'890'800
2014	577'355
2015	1'006'487
2016	295'789
2026	869'600
2027	907'508
2028	6'272'791
2029	4'248'151
Total operating loss carryforwards	28'285'811

The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
US Federal	2006 - 2009
Switzerland	2008 - 2009
Albania	2009
Tajikistan	2009
Mongolia	2009

17. ISSUED CAPITAL AND RESERVES

12 month period ended
Shares Manas Petroleum Corporation	December 31, 2009	December 31, 2008
Total number of authorized shares	300'000'000	300'000'000
Total number of fully paid-in shares	119'051'733	119'051'733
Par value per share (in USD)	0.001	0.001
Total share capital (in USD)	$119'052	$119'052

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

No litigation has been commenced as of December 31, 2009. Manas and IPR are firmly of the view that Energy Focus no longer has any right to join the consortium, as the previously agreed-upon conditions are no longer valid. While Energy Focus has not accepted this position, they have not commenced litigation.

At December 31, 2009, there had been no legal actions against the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Mongolia, Chile and Albania.

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

License agreements held by CJSC South Petroleum Company (Kyrgyz Republic)

According to the License Agreements the minimum remaining investments are as follows (met in full by Santos):

License	2010	2011	2012	2013
	USD	USD	USD	USD
Tuzluk	-	-	-	-
West Soh	-	-	-	-
Nanay	2'391'553	60'605	5'072'143	11'655
Naushkent	6'993	3'517'401	6'993	6'993
Soh	-	-	-	-

License agreement held by CJSC Somon Oil (Republic of Tajikistan)

According to the License Agreement the minimum remaining investment is as follows:

License	2010	2011	2012	2013	2014
	USD	USD	USD	USD	USD
Western	1'780'000	3'550'000	4'510'000	2'530'000
North-Western	739'500	8'259'500	120'000	8'650'000	8'660'000

To date, Santos has fully carried our work commitment in Tajikistan including the seismic program in 2010.

License agreements held by DWM Petroleum Albania Branch

According to the signed Production Sharing Contracts (PSCs) the minimum remaining investments are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

License	2010	2011 - 2012	2013 - 2014
	USD	USD	USD
PSC 1 (Block A&B)	-	6'300'000	6'300'000
PSC 2 (Block D&E)	875'000	6'300'000	6'300'000

License	2010 - 2012	2013 - 2014	2015 - 2016
	USD	USD	USD
PSC 3 (Block 2&3)	8'500'000	8'300'000	8'300'000

License agreements held by Gobi Energy Partners (Mongolia)

According to the signed Production Sharing Contracts (PSCs) the minimum remaining investments are as follows:

License	2010*	2011*	2012*	2013*
	USD	USD	USD	USD
PSC 1 (Block 13)	825'000	1'740'000	4'360'000	6'900'000
PSC 2 (Block 14)	825'000	1'740'000	4'360'000	6'900'000
* starting April 21

Chile Project (Joint Consortium IPR –Mans Petroleum Corp.)

We have signed an agreement dated January 29, 2010, pursuant to which we have agreed to assign our interest in our Chilean project in exchange for a return of all of the money that we have invested in this project to date and relief from all currently outstanding and future obligations in respect of the project. This agreement and the assignment of our interest in this project are subject to approval by the Ministry of Energy in Chile. If the government does not approve of the sale, then we will continue to participate in this project unless and until we can sell our interest. Under the project agreements, we are to be carried for 8.6% of the first $14,360,000 to be spent during the first phase of this project, but we will be required to fund the remaining 11.4% of this amount and we will be required to fund 20% of all capital costs of this project in excess of $14,360,000.

Operating leases

The Group has entered into operating leases as lessee for three cars for related parties, of which one expired on June 30, 2008 and one has been taken over by a former director on January 31, 2009. For the year ended December 31, 2009 we had expenses for these items of $16,834. During the corresponding period in 2008 we had expenses of $40,341. Future net lease payments for one remaining leased car are:

Year ended
December 31, 2009
USD
2010	15'314
2011	10'209
2012	-
2013	-
2014	-

19. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

	For the year ended	For the year ended
	December 31, 2009	December 31, 2008
	USD	USD
Wages and salaries	5'488'255	10'127'282
Social security contributions	78'167	156'511
Pension fund contribution	34'371	86'245
Pension (surplus)/underfunding	(14'363)	106'146
Other personnel expenses	-	479
Total Personnel Costs	5'586'429	10'476'663

Defined Benefit Plan

The Company maintains a Swiss defined benefit plans for 2 of its employees. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The fund’s benefit obligations are fully reinsured by AXA Winterthur Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

The actuarial valuation was carried out as of December 31, 2009. The amounts recognized in the Consolidated Balance Sheets, shown in other non-current liabilities, as at December 31, 2009 and as at December 31, 2008 respectively, were determined to be as follows:

	2009	2008
	USD	USD
ABO End of Year	214'416	477'185

Change in PBO During Year
PBO at Beginning of Period	590'693	13'651
Service Cost	(13'832)	10'329
Interest Cost	13'277	9'159
Employee Contributions	81'438	25'670
Plan Amendments	-	-
Liability (Gain)/Loss	51'260	60'392
Actuarial (Gain)/Loss due to Changes in Assumptions	11'159	-
Benefit Payments	(475'035)	453'450
currency translation adjustment	12'454	18'041
PBO at End of Year	271'412	590'693

Change in Assets During Year
Fair Value of Assets at Beginning of period	546'826	76'009
Actual Return on Assets	(4'359)	(54'878)
Company Contributions	81'438	25'670
Employee Contributions	81'438	25'670
Benefit Payments	(475'035)	453'450
currency translation adjustment	11'600	20'906
Fair Value of Assets at End of Year	241'908	546'826
Net assets/(liabilities) in balance sheet	(29'504)	(43'867)

The following table provides the weighted average assumptions used to calculate net periodic benefit cost and the actuarial present value of projected benefit obligations:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

Assumptions at year-end	December 31, 2009	December 31, 2008
	USD	USD
Discount rate	3.25%	3.50%
Expected rate of return on plan assets	2.75%	2.75%
Salary increases	1.00%	1.00%

Future benefits, to the extent that they are based on compensation, include assumed salary increases, as presented above, consistent with past experience and estimates of future increases in the Swiss industrial labor market.

Net periodic pension cost has been included in the Company’s results as follows:

Pension expense	December 31, 2009	December 31, 2008
	USD	USD
Net service cost	(13'832)	10'329
Interest cost	13'277	9'159
Expected return on assets	(10'746)	(9'031)
Actuarial (gain)/loss	66'364	0
Net periodic pension cost	55'063	10'457

All of the assets are held under the collective contract by the plan’s re-insurer AXA Winterthur Insurance Company and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Group in respect of employer contributions to the pension plan for the year ended December 31, 2010 are $24,185.

Future projected benefit payments in the next ten years are expected to be zero.

For its employees in subsidiaries outside of Switzerland, the social security policy does not require a pension funding from the employer.

20. FAIR VALUE MEASUREMENT

ASC 820 (Prior authoritative literature: SFAS 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets carried at fair value as of December 31, 2009 are classified in one of the three categories as follows:

	Level 1	Level 2	Level 3	Total
Warrants	$-	$-	$683'305	$683'305
Total	$-	$-	$683'305	$683'305

The following table summarizes the changes in the fair value of the Company’s level 3 financial assets and liabilities for the year ended December 31, 2009:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

Fair Value Measurement Using Level 3 Inputs

Balance at January 1, 2009	-
Total gains (losses) realized and unrealized:
Included in earnings, as a part of change in fair value of warrants	10'974'312	1)
Included in other comprehensive income	-
Purchase, sale, or settlement	(10'883'812)	2)
Net transfer in / (out) of level 3	592'805	3)
Balance at December 31, 2009	683'305

1)	Recorded in Change in fair value of warrants.
2)	Reclassification as equity instrument.
3)	Transfer in upon adoption of ASC 815-40

The fair value of the warrants was determined using the Black-Scholes option pricing model applying the assumptions noted in the following table.

	Years ended
	December 31, 2009	December 31, 2008*
Expected dividend yield	0%	0%
Expected volatility	120%	50%
Risk-free interest rate	0.070%	5.000%
Expected term (in years)	0.028	1.65

* assumptions for latest grant in 2008, as warrants were classified as equity

The expected volatility is based on a peer group of companies in a similar or the same industry, and with whom the Company is of a comparable size and life cycle stage, for a period equal to the expected term of the warrants. During the year ended December 31, 2008, the weighted average fair value of options granted was $0.17 at the date of grant, respectively.

21. EARNINGS PER SHARE

Loss per share is calculated as Net Loss for the years ended December 31, 2009 and December 31, 2008 divided by 119,051,733 and 114,856,922 outstanding shares, respectively.

For the years ended December 31, 2009 and December 31, 2008 all outstanding share options, 10,150,000 and 11,650,000, respectively, and all outstanding warrants, 48,493,129 and 73,966,707, respectively, were excluded from the calculation of the diluted weighted average number of shares, because the Group made a net loss during the calculation period and the effect of their inclusion would be anti-dilutive.

22. SEGMENT INFORMATION

The chief operating decision maker (“CODM”) is the Group CEO. Neither the CODM, Executive Officers, or the Directors receive disaggregated financial information about the locations in which exploration is occurring. Therefore, the Group considers that it has only one reporting segment. The majority of our long lived assets are located in Switzerland.

23. SUBSEQUENT EVENTS

We have signed an agreement dated January 29, 2010, pursuant to which we have agreed to assign our interest in our Chilean project in exchange for a return of all of the money that we have invested in this project to date and relief from all currently outstanding and future obligations in respect of the project. This agreement and the assignment of our interest in this project are subject to approval by the Ministry of Energy in Chile. If the Ministry of Energy in Chile approves our agreement and the assignment of our interest in the Tranquilo blocks, the partners involved on a go-forward basis will be Pluspetrol Chile S.A. (as to a 25% interest), Wintershall Chile Limitada (as to a 25% interest), International Finance Corporation of the World Bank (as to a 12.5% interest), Methanex Chile S.A. (as to a 12.5% interest) and GeoPark Magallanes Limitada (as to a 25% interest).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2009 and 2008

On February 24, 2010, the wholly-owned subsidiary DWM successfully completed the sale of DWM’s subsidiary holding the Albanian asset, Manas Adriatic GmbH, to Petromanas Energy Inc. (TSXV: PMI, former WWI Resources Ltd.). In turn, DWM receives 100,000,000 common shares of Petromanas (approximately 30% of Petromanas), a consideration of CAD $2,000,000 and loans previously made from DWM to Manas Adriatic GmbH of approximately $8,500,000 are reimbursed to DWM. Further, another 100,000,000 common shares are issued to DWM on the earlier of June 23, 2011 and the completion of the first well on the Licenses by Manas Adriatic, and another 50,000,000 common shares issuable to DWM upon the satisfaction of certain performance goals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009 and that there was a material weakness in our internal control over financial reporting. Specifically, we have determined that our internal controls and procedures for timely filing of material events is insufficient due to a lack of knowledge regarding U.S. generally accepted accounting principles and the rules of the Securities and Exchange Commission by responsible people within our company.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended December 31, 2009, we failed to timely file certain reportable events.

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

This annual report does not include an attestation report of our registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weakness identified in prior periods we have improved our internal control over financial reporting during the year ended December 31, 2009. Our measures for remediation included hiring a new Chief Financial Officer, who is experienced with internal control systems, detailed documentation and testing of our internal controls. However, due to the size of our company there is only limited segregation of duties.

We plan to establish further internal controls and procedures to ensure timely filing of material events. We also plan to further strengthen our knowledge of U.S. generally accepted accounting principles and the rules of the Securities and Exchange Commission through studying of literature and hiring of knowledgeable personnel.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

Our directors hold office until the next annual meeting or until their successors have been elected and qualified, or until they resign or are removed. Our board of directors appoints our officers, and our officers hold office for such term as may be prescribed by our board of directors and until their successors are chosen and qualify, or until their death or resignation, or until their removal.

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held	Age	Date First Elected or Appointed
Heinz J. Scholz	Executive Director, Chairman of the Board	67	April 10, 2007
Michael Velletta	Executive Director	53	April 10, 2007
Dr. Richard Schenz	Independent Director	70	November 21, 2008
Erik Herlyn	Executive Director	41	July 9, 2009
	Chief Executive Officer		February 1, 2009
Ari Muljana	Chief Financial Officer	31	July 9, 2009
Yaroslav Bandurak	Chief Technology Officer	38	April 10, 2007

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Heinz Juergen Klaus Scholz, Director and Chairman

Mr. Heinz Juergen Klaus Scholz is a Physicist and Engineer. In the 1980s Mr. Scholz built factories and telecommunication networks in the Former Soviet Union. After the German Reunification he also advised Soviet Ministries regarding the negotiations on the sale of Russia’s East German telecommunication network to Deutsche Telecom. He has worked in collaboration with scientific institutes in the Russian Federation. Mr. Scholz plays a critical role in targeting, appraising and subsequently acquiring the rights to major oil and gas assets in the Former Soviet Union and its satellite countries.

We believe Mr. Scholz is qualified to serve on our board of directors because of his extensive knowledge of our company’s history and current operations. Mr. Scholz is also a co-founder of DWM Petroleum AG, our wholly-owned subsidiary and beneficially owns approximately 19% of outstanding shares of our common stock. Mr. Scholz plays a critical role in targeting, appraising and subsequently acquiring the rights to major oil and gas assets in the Former Soviet Union and its satellite countries.

Michael J. Velletta, Director and Legal Counsel

Mr. Velletta was called to the Bar of British Columbia, Canada in 1990 and presented to the Supreme Court as a Barrister and Solicitor that same year. Mr. Velletta’s private practice with the law firm of Velletta & Company, focuses on corporate and commercial law, and commercial litigation. He is a Governor of the Trial Lawyers Association of British Columbia, and is a member of the Canadian Bar Association, Association of international Petroleum Negotiators and the International Institute of Business Advisors. Mr. Velletta serves on the Board of Directors of several corporations and is a Governor of the University Canada West Foundation.

We believe Mr. Velletta is qualified to serve on our board of directors because of his extensive knowledge of our company’s history and current operations, his legal background and skills, and his experience as a director on the board of other companies. In particular, Mr. Velletta’s background as a lawyer provides a unique perspective to our board of directors.

Dr. Richard Schenz, Director

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

We believe Dr. Schenz is qualified to serve on our board of directors because of his extensive energy experience. Dr. Schenz has over 30 years of energy experience which he obtained with the Austrian Oil and Gas company OMV, where he was CEO and President from 1992 to 2001. Dr. Schenz sits on various boards of private and listed companies in Europe. We believe Dr. Schenz’s strong network to investment banking firms as well as sovereign funds will prove invaluable to us as we attempt to grow our company.

Erik Herlyn, Director, President, Chief Executive Officer and Secretary

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

We believe Mr. Herlyn is qualified to serve on our board of directors because of his extensive knowledge about our company, which he gained from serving as our Chief Operating Officer and later as our Chief Executive Officer and his experience in the finance industries and consultancy for large oil and gas companies.

Ari Muljana, Chief Financial Officer

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

Yaruslav Bandurak, Chief Technical Officer

Yaruslav Bandurak received his Geological degree from Ukraine’s Lvov State University in 1995 where he subsequently served as a member of the Geology Faculty from 1989 to 1995. Mr. Bandurak was later leading the geological activities for several Central Asian oil and gas companies from 2000 to 2005 and was a senior geologist of South Kyrgyz Geological Expedition from1995 to 2000. Mr. Bandurak is responsible for Manas prospect developments, Exploration activities and acquisition of new projects.

Committees of the Board

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Currently, we do not have an audit committee, stock option committee, compensation committee or nominating committee and do not have an audit committee financial expert. Our board of directors currently intends to appoint various committees in the near future.

Nominating Committee

We do not have a nominating committee. Our board of directors performed some of the functions associated with a nominating committee. Generally, nominees for directors are identified and suggested by the members of our board of directors or management using their business networks and, other than Erik Herlyn, all of our directors were nominated for a seat on the board of directors based on prior service as directors to our company. Our board of directors has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. We have elected not to have a nominating committee because we are an exploration stage company with limited operations and resources.

Our board of directors does not have a written policy or charter regarding how director candidates are evaluated or nominated for our board of directors. Additionally, our board of directors has not created particular qualifications or minimum standards that candidates for our board of directors must meet. Instead, our board of directors considers how a candidate could contribute to our business and meet our needs and those of our board of directors. As we are an exploration stage company, our board of directors will not consider candidates for director recommended by our stockholders, and we have received no such candidate recommendations from our stockholders.

Compensation Committee

We currently do not have a compensation committee. However, our board of directors may establish a compensation committee once we are no longer in the exploration stage, which would consist of inside directors and independent members. Until a formal committee is established, our board of directors will continue to review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation.

Three of our directors are executive officers, and as a result they participate in the decision making of our board of directors in determining their own compensation in our year ended December 31, 2009. Those directors are Heinz Scholz, Michael Velletta and Erik Herlyn.

Audit Committee

We currently do not have an audit committee. During the year ended December 31, 2009, our board of directors performed some of the same functions of an audit committee, such as: recommending a firm of independent certified public accountants to audit our annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of our system of internal accounting controls.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that our entire board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, our board of directors constantly consults with the financial advisor. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Except as disclosed below, our directors or and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

On October 9, 2007, the British Columbia Securities Commission of Canada issued a cease trader order against our company in British Columbia, Canada pursuant to section 164(1) of the Securities Act (British Columbia). At the time of the order, we were not a reporting issuer in British Columbia, Canada and had our securities quoted on the OTC Bulletin Board. We distributed securities to residents of British Columbia and failed to file a Report of Exempt Distribution with the British Columbia Securities Commission according to National Instrument 45-106. As a result, the British Columbia Securities Commission ordered that trading in our securities cease in British Columbia until the order was revoked. We filed the Report of Exempt Distribution and on April 1, 2008, the British Columbia Securities Commission partially revoked the cease trade order to permit trading in our securities except by certain offshore entities. The British Columbia Securities Commission left the order in effect with respect to those offshore entities because it was unable to determine the beneficial ownership of the shares registered in the name of those entities.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2009, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Heinz Scholz	None	21	21
Richard Schenz	None	2	2
Erik Herlyn	None	1	1
Ari Muljana	None	1	1
Alexander Becker	None	16	16
Peter-Mark Vogel	None	10	10
Neil Maedel	None	2	2

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2009;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2009 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2009,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2009 and 2008, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	Option Awards ($)[2]	All Other Compensation ($)	Total ($)
Erik Herlyn CEO and Director	2009 2008	218'000 212'500	nil nil	nil 125'000	280'000 nil	10'800 10'800	508'800 348'300
Ari Muljana CFO	2009 2008	82'766 nil	nil nil	nil nil	56'000 nil	nil nil	138'766 nil
Yarsolav Bandurak CTO	2009 2008	98'000 120'000	nil nil	nil nil	nil nil	nil nil	98'000 120'000
Tomas Flottmann Former CEO	2009 2008	28'000 308'000	nil nil	nil nil	nil 676'446	1'000 12'000	29'000 996'446
Rahul Sen Gupta Former CFO	2009 2008	56'000 187'500	nil nil	nil nil	nil 450'964	2'700 10'800	58'700 649'264

1 This amount represents the fair value of these shares at the date of grant. The fair value of these shares was determined using the market price at the date of grant ($0.50 per share). Please see Note 7 to our financial statements contained in this annual report on Form 10-K.

2 These amounts represent the fair value of these options at the date of grant. The fair value of all of the options was determined using the Black-Scholes option pricing model using a 2.5 - or 6-year expected life of the option, a volatility factor between 50% and 90%, a risk-free rate between 1.17% and 4.85% and no assumed dividend rate. Please see Note 7 to our financial statements contained in this annual report on Form 10-K.

Compensation of Executive Officers and Directors

We have employment agreements with our executive officers and some of our directors, which are described below. Also, under our 2007 Omnibus Stock Option Plan, as amended, our board of directors may grant our qualified directors, officers, employees, consultants and advisors stock options (which may be designated as nonqualified stock options or incentive stock options), stock appreciation rights, restricted stock awards, performance awards or other forms of stock-based incentive awards, up to a maximum of 20,000,000 shares.

Other than compensation arrangements with Michael Velletta, Richard Schenz, our 2007 Omnibus Stock Option Plan and our employment agreements, we have no formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

There is no plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

The descriptions of the materials terms of each contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer or director at, following, or in connection with the resignation, retirement or other termination of a named executive officer or director, or a change in control of our company or a change in the named executive officer’s or director’s responsibilities following a change in control, with respect to each named executive officer or director are provided below.

Employment Agreement with Erik Herlyn

On June 25, 2007, we entered into an employment and non-competition agreement with Erik Herlyn, pursuant to which Mr. Herlyn agreed to serve as our Chief Operating Officer. In consideration for the services that Mr. Herlyn agreed to render pursuant to his employment agreement, Mr. Herlyn was entitled to receive an annual base salary of $180,000 and options to purchase 400,000 shares of our common stock at an exercise price of $5.50 per share pursuant to the 2007 Omnibus Stock Option Plan. Effective May 1, 2008, Mr. Herlyn’s annual salary was raised to $210,000. Effective February 1, 2009, Mr. Herlyn has agreed to reduce his compensation from $20,000 per month to $18,000 per month. Effective March 1, 2010, Mr. Herlyn has agreed to reduce his compensation to $17,232 per year. This salary decrease results from the sale of our Albanian project to Petromanas Energy Inc. in exchange for cash and shares of Petromanas Energy Inc. and reflect our agreement that Mr. Herlyn will spend some of his time working for our company and some of his time working for Petromanas Energy Inc.

If we terminate Mr. Herlyn without cause or Mr. Herlyn resigns as a result of our breach of any provision of the employment agreement, or requiring Mr. Herlyn to move to a location outside Switzerland, or a material change in his duties, or if Mr. Herlyn’s employment is terminated for any reason during the 90-day period subsequent to a change in control of our company, we must make certain payments and provide him certain benefits in addition to the payment of all compensation accrued through the effective date of resignation and reimbursement for all expenses incurred before the termination. Under such circumstances, we must (i) pay him in a lump sum an amount equal to three months of his annual guaranteed salary, and (ii) provide for the three months after his termination continued coverage under all benefit plans in which he participated. In addition, all options granted to him would immediately vest and become exercisable upon the termination of Mr. Herlyn’s employment as described above. Our stock option agreement also provides that all options granted to him would immediately vest and become exercisable upon the occurrence of a change in control.

As of December 31, 2009, 2,400,000 of the outstanding options were held by Mr. Herlyn.

Employment Agreement with Ari Muljana

On April 1, 2009, we entered into an employment and non-competition agreement with Ari Muljana, pursuant to which Mr. Muljana agreed to serve as our Senior Finance Manager. In consideration for the services that Mr. Muljana agreed to render pursuant to his employment agreement, Mr. Muljana was entitled to receive an annual base salary of CHF130,000 and options to purchase 400,000 shares of our common stock at an exercise price of $0.26 per share pursuant to the 2007 Omnibus Stock Option Plan. Effective July 1, 2009, Mr. Muljana’s annual salary was raised to CHF136,500. In addition, we and Mr. Muljana agreed to amend Mr. Muljana’s employment agreement to adjust for the fact that the exercise price of the options should have been set at a price of $0.14 per share instead of $0.26 per share by providing that we will reimburse Mr. Muljana for the difference ($0.12 for each share purchased by him pursuant to the exercise of his options) if and at such time he exercises any of his options. Effective January 1, 2010, Mr. Muljana’s annual salary was raised to CHF160,000. Effective March 1, 2010, Mr. Muljana has agreed to reduce his compensation to $52,093 per year. This salary decrease results from the sale of our Albanian project to Petromanas Energy Inc. in exchange for cash and shares of Petromanas Energy Inc. and reflect our agreement that Mr. Muljana will spend some of his time working for our company and some of his time working for Petromanas Energy Inc.

If we terminate Mr. Muljana without cause or Mr. Muljana resigns as a result of our breach of any provision of the employment agreement or a material change in his duties, we must make certain payments and provide him certain benefits in addition to the payment of all compensation accrued through the effective date of resignation and reimbursement for all expenses incurred before the termination. Under such circumstances, we must (i) pay him in a lump sum an amount equal to two months of his annual guaranteed salary (three months of his annual guaranteed salary if such termination occurs on or after April 1, 2011), and (ii) provide for the first year after his termination continued coverage under all benefit plans in which he participated. In addition, all options granted to him would immediately vest and become exercisable upon the termination of Mr. Muljana’s employment as described above. Our stock option agreement also provides that all options granted to him would immediately vest and become exercisable upon the occurrence of a change in control.

Employment Agreement with Yaroslav Bandurak

On April 1, 2007, we entered into an employment and non-competition agreement with Yaroslav Bandurak, pursuant to which Mr. Bandurak agreed to serve as our Chief Technical Officer. In consideration for the services that Mr. Bandurak agreed to render pursuant to his employment agreement, Mr. Bandurak was entitled to receive an annual base salary of $63,000 and options to purchase 1,500,000 shares of our common stock at a price of $4.00 per share pursuant to the 2007 Omnibus Stock Option Plan.

We and Mr. Bandurak have agreed to amend his employment agreement to reduce his salary from $10,000 per month to $8,000 per month, effective February 1, 2009.

On February 8, 2010, our board of directors approved changes to the terms of our employment of Yaroslav Bandurak. These changes are the result of our having been advised by Mr. Bandurak that, on a going forward basis, he intends to spend part of his time exploring for, developing or otherwise having an interest in non-petroleum resources in Mongolia. Our Board has confirmed that Mr. Bandurak may do so provided that he continues to spend 50% or more of his time working for our company and that he accepts a 50% reduction of the salary that we pay him.

If we terminate Mr. Bandurak without cause or Mr. Bandurak resigns as a result of our breach of any provision of the employment agreement, our requiring Mr. Bandurak to move to a location outside the Kyrgyz Republic/Ukraine, or a material change in his duties, or if Mr. Bandurak’s employment is terminated for any reason during the 90-day period subsequent to a change in control of our company, we must make certain payments and provide him certain benefits in addition to the payment of all compensation accrued through the effective date of resignation and reimbursement for all expenses incurred before the termination. Under such circumstances, we must (i) pay him in a lump sum an amount equal to his annual guaranteed salary, and (ii) provide for the first year after his termination continued coverage under all benefit plans in which he participated. In addition, all options granted to him would immediately vest and become exercisable upon the termination of Mr. Bandurak’s employment as described above. Our stock option agreement also provides that all options granted to him would immediately vest and become exercisable upon the occurrence of a change in control.

Employment Agreement with Thomas Flottmann

On December 1, 2007, we entered into an employment agreement with Thomas Flottmann for an open term commencing February 8, 2008. As compensation for his employment as our Chief Executive Officer, Mr. Flottmann was to receive an annual salary of $336,000. Additionally, Mr. Flottmann was to receive 600,000 stock options, a car lease limited to a total cost of $1,000 per month and five weeks’ paid vacation.

On January 28, 2009, Mr. Flottmann signed a termination agreement with us and resigned as our Chief Executive Officer effective February 1, 2009. According to the termination agreement, we are released from all obligations in regards of the employment agreement with Mr. Flottmann after February 1, 2009. We and Mr. Flottmann have entered into a new consulting agreement, effective February 1, 2009. The terms of the consulting agreement with Mr. Flottmann contemplate that he will provide services on an ‘on call’ basis at a daily consulting rate. As a result of his termination, all of his options were cancelled on May 1, 2009.

Employment Agreement with Rahul Sen Gupta

On February 1, 2008, we entered into an employment agreement with Rahul Sen Gupta for an open term commencing on February 8, 2008. As compensation for his employment as Chief Financial Officer, Mr. Sen Gupta was to receive a salary of $17,500 per month for the first six months and $20,000 per month thereafter. Additionally, Mr. Sen Gupta was to receive 400,000 stock options, a car lease limited to a total cost of $900 per month and 30 days’ paid vacation.

We and Mr. Sen Gupta agreed to amend his employment agreement to reduce his salary from $20,000 per month to $18,000 per month, effective February 1, 2009. On February 28, 2009, Mr. Sen Gupta resigned. Mr. Sen Gupta agreed to stay for another 30 days to support us in filing our annual report on Form 10-K. As a result of his termination, all of his options were cancelled on May 28, 2009. In connection with his resignation, Mr. Sen Gupta asked us to transfer open salary payments by the end of March 2009 (50% for January 2009, 100% for February 2009 and 100% for March 2009) and transfer pension fund by the end of March 2009. On March 31, 2009, Mr. Sen Gupta agreed to extend his support for finishing our annual report until April 15, 2009 for $9,000 excluding communication costs.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2009.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Erik Herlyn CEO and Director	335'165 448'718	64'835 1'551'282	$ 5.50 $ 0.26	Jun 25, 2017 Apr 21, 2012	nil nil	nil nil	nil nil	nil nil
Ari Muljana CFO	89'744	310'256	$ 0.26	Apr 21, 2012	nil	nil	nil	nil
Yarsolav Bandurak CTO	nil	nil	nil	nil	nil	nil	nil	nil
Tomas Flottmann Former CEO	nil	nil	nil	nil	nil	nil	nil	nil
Rahul Sen Gupta Former CFO	nil	nil	nil	nil	nil	nil	nil	nil

On February 24, 2010, we re-priced an aggregate of 4,350,000 stock options originally granted to three of our directors and/or officers (1,750,000 stock options for Heinz Scholz, 1,100,000 stock options for Michael Velletta, and 1,500,000 stock options for Yaroslav Bandurak) on May 2, 2007 from an original exercise price of $4.00 to $0.70. We also re-priced 400,000 stock options granted to Erik Herlyn, one of our directors and officers, on June 25, 2007 from an original exercise price of $5.50 to $0.70.

Director Compensation

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation ($)	Total ($)
Heinz Scholz	194'000	nil	nil	nil	nil	1'667	195'667
Michael Velletta	107'000	nil	nil	nil	nil	24'000	131'000
Dr. Richard Schenz	15'000	nil	246'489	nil	nil	nil	261'489
Alexander Becker[2]	100'000	nil	nil	nil	nil	1'667	101'667
Neil Maedel[3]	15'000	nil	nil	nil	nil	1'000	16'000
Peter-Mark Vogel[4]	28'000	nil	nil	nil	nil	1'667	29'667

1 This amount represents the fair value of these options at the date of grant. The fair value of these options was determined using the Black-Scholes option pricing model using a 6-year expected life of the option, a volatility factor of 70%, a risk-free rate between 2.75% and no assumed dividend rate. Please see Note 7 to our financial statements contained in this annual report on Form 10-K.

2 Dr. Becker resigned as our Chief Executive Officer on February 8, 2008 and ceased to be our Vice Chairman and Executive Director at our annual meeting of stockholders on July 8, 2009 as he did not run for re-election as a director.

3 Mr. Maedel was not re-elected as a director at our annual meeting of stockholders on July 8, 2009.

4 Mr. Vogel resigned as our Executive Director on February 1, 2009.

Compensation for Heinz Scholz

On April 1, 2007, we entered into an employment and non-competition agreement with Heinz Scholz, pursuant to which Mr. Scholz agreed to serve as the Chairman of our board of directors. In consideration for the services that Mr. Scholz agreed to render pursuant to his employment agreement, Mr. Scholz was entitled to receive an annual base salary of $336,000, stock options to purchase 1,750,000 shares of our common stock at a price of $4.00 per share pursuant to our 2007 Omnibus Stock Option Plan and a non-accountable automobile and monthly parking allowance of $20,000 per year.

We and Mr. Scholz have agreed to terminate his employment agreement and to enter into a new consulting agreement. The new arrangement resulted in the reduction of his monthly compensation from a salary of $31,000 per month to a consulting fee of $15,000 per month, effective February 1, 2009. Effective March 1, 2010, Mr. Scholz has agreed to reduce his compensation to $114,552 per year. This consulting fee decrease results from the sale of our Albanian project to Petromanas Energy Inc. in exchange for cash and shares of Petromanas Energy Inc. and reflect our agreement that Mr. Scholz will spend some of his time working for our company and some of his time working for Petromanas Energy Inc.

As of December 31, 2009, 1,750,000 of the outstanding options were held by Mr. Scholz.

Compensation for Michael Velletta

On April 10, 2007, we granted our director, Michael Velletta, stock options to purchase 1,100,000 shares of our common stock at a price of $4.00 per share for a term of 10 years as consideration for his service on our board of directors. Such options vest in equal quarterly installments over the three years from the date of the grant. Mr. Velletta also receives $6,000 each quarter for his services as a director.

We and Mr. Velletta have agreed to terminate his employment agreement and to enter into a new consulting agreement. The new arrangement resulted in the reduction of his monthly compensation from a salary of $12,000 per month to a consulting fee of $5,000 per month, effective February 1, 2009. Effective July 1, 2009, Mr. Velletta’s monthly consulting fee was raised to $12,000. Additionally, Mr. Velletta receives $2,000 as an office allowance. Effective March 1, 2010, Mr. Velletta has agreed to reduce his compensation to $97,944 per year. This consulting fee decrease results from the sale of our Albanian project to Petromanas Energy Inc. in exchange for cash and shares of Petromanas Energy Inc. and reflect our agreement that Mr. Velletta will spend some of his time working for our company and some of his time working for Petromanas Energy Inc.

As of December 31, 2009, 1,100,000 of the outstanding options were held by Mr. Velletta.

Compensation for Dr. Richard Schenz

On August 10, 2009 we entered into a consulting agreement with Dr. Richard Schenz. In return for acting as a member of our board of directors, we have agreed to pay Dr. Schenz a fee of $5,000 per quarter starting the first day of the second quarter, and to grant stock options to purchase 1,000,000 shares of our common stock, 500,000 at a price of $0.68 and 500,000 at a price of $0.79 per share, expiring on November 21, 2018.

As of December 31, 2009, 1,000,000 of the outstanding options were held by Mr. Schenz.

Compensation for Peter-Mark Vogel

On April 1, 2007, we entered into an employment and non-competition agreement with Peter-Mark Vogel, pursuant to which Mr. Vogel agreed to serve as our Chief Financial Officer and member of our board of directors. In consideration for the services that Mr. Vogel agreed to render pursuant to his employment agreement, Mr. Vogel was entitled to receive an annual base salary of approximately $348,000 (CHF 417,600), stock options to purchase 1,750,000 shares of our common stock at a price of $4.00 per share pursuant to our 2007 Omnibus Stock Option Plan and a non-accountable automobile and monthly parking allowance of $20,000 (CHF 24,000) per year.

On February 1, 2009, we entered into a termination agreement with Mr. Vogel, releasing him as our Executive Director. We have agreed that we will have compensation obligations after his termination. As a result of his termination, all of his options were cancelled on May 1, 2009.

On March 26, 2009, we entered into a consulting frame contract with Mr. Vogel, whereby Mr. Vogel agreed to perform tasks on an as-requested basis, from time-to-time. We agreed to compensate Mr. Vogel on either a fixed price arrangement or a time and material arrangement at Mr. Vogel’s election in respect of each task that we ask him to complete. Mr. Vogel has agreed to provide us with consulting services relating to finance and auditing matters on a fixed price arrangement with monthly compensation of $12,000 per month. If the compensation arrangement is a time and material arrangement, we agreed to pay Mr. Vogel a daily rate of $1,400 excluding VAT.

On February 24, 2010, we granted stock options to Peter-Mark Vogel, a director of one of our subsidiaries and a beneficial owner of approximately 13.36% of outstanding shares of our common stock, to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.70 per share for a term expiring February 22, 2015. The options vest in 12 quarterly installments, subject to proration to account for any partial calendar quarter at the beginning of the vesting period, with the first installment to vest on the first day of the first full calendar quarter after the date of his stock option agreement, and with each subsequent installment to vest on the first day of each calendar quarter thereafter. The grant is subject to the execution of stock option agreements by Mr. Vogel and the terms of our 2008 stock option plan.

Effective March 1, 2010, Mr. Vogel has agreed to reduce his compensation to $88,733 per year. This consulting fee decrease results from the sale of our Albanian project to Petromanas Energy Inc. in exchange for cash and shares of Petromanas Energy Inc. and reflect our agreement that Mr. Vogel will spend some of his time working for our company and some of his time working for Petromanas Energy Inc.

Compensation for Alexander Becker

On April 1, 2007, we entered into an employment and non-competition agreement with Alexander Becker pursuant to which Dr. Becker agreed to serve as our Chief Executive Officer and member of our board of directors. In consideration for the services that Dr. Becker agreed to render pursuant to his employment agreement, Dr. Becker was entitled to receive an annual base salary of $336,000, stock options to purchase 1,750,000 shares of our common stock at a price of $4.00 per share pursuant to our 2007 Omnibus Stock Option Plan and a non-accountable automobile and monthly parking allowance of $20,000 per year.

We and Dr. Becker have agreed to terminate his employment agreement and to enter into a new consulting agreement. The new arrangement resulted in the reduction of his monthly compensation from a salary of $29,666 per month to a consulting fee of $12,000 per month, effective February 1, 2009.

Dr. Becker resigned as our Chief Executive Officer on February 8, 2008. He ceased to be our Vice Chairman and Executive Director at our annual meeting of stockholders on July 8, 2009 as he did not run for re-election as a director, and since then his consulting agreement was terminated and he does not work for us any more.

Compensation for Neil Maedel

On June 1, 2007, we entered into an employment and non-competition agreement with Neil Maedel whereby he agreed to serve as our Director, Business Development in exchange for an annual base salary of $180,000, stock options to purchase 1,500,000 shares of our common stock pursuant to our 2007 Omnibus Stock Option Plan at a strike price of $4.90 to expire on May 31, 2017 and a non-accountable automobile and monthly parking allowance of $12,000 per year. The term of this agreement was open ended.

We and Mr. Maedel have agreed to terminate his employment agreement and to enter into a new consulting agreement. The new arrangement resulted in the reduction of his monthly compensation from a salary of $16,000 per month to nil, effective February 1, 2009.

On July 8, 2009, Mr. Maedel was not re-elected as a director at our annual meeting of stockholders, and since then his consulting agreement was terminated and he does not work for us any more.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 12, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors, our named executive officers and our current executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]		Percent of Class[1]
Common Stock	Heinz Scholz Seegartenstrasse 45 Horgen 8810 Switzerland	24,040,889[2]	Direct	19.90%
Common Stock	Peter-Mark Vogel Haabweg 2 Baech 8806 Switzerland	15,904,466[3]	Direct	13.36%
Common Stock	Alexander Becker 1051 Brickley Close Sidney, BC V8L 5L1 Canada	15,601,943[4]	Direct	13.11%
Common Stock	Michael Velletta 4th Floor, 931 Fort Street Victoria, British Columbia V8V 3K3, Canada	3,860,544[5,6]	Indirect	3.21%
Common Stock	Yaroslav Bandurak Moskovskaya Str, H 86 AP 38 Bishkek 720021 Kyrgyz Republic	3,114,377[7]	Direct	2.58%

______________________________
* Less than 1%.

1 Percentage of ownership is based on 119,051,733 shares of our common stock issued and outstanding as of July 28, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

2 Consists of 22,007,450 shares of our common stock, 1,766,773 options exercisable within 60 days and 266,666 shares of our common stock held in trust for Peter-Mark Vogel pursuant to an agreement which we are not a party.

3 Consists of 15,904,466 shares of our common stock and does not include 266,666 shares held in trust for Mr. Vogel by Mr. Heinz Scholz

4 Consists of 15,268,610 shares of our common stock and 333,333 shares of our common stock held in trust for Thomas Flottmann pursuant to an agreement which are not a party.

5 Held by Velletta Resources & Technology Corp. of which Mr. Velletta holds voting and dispositive control.

6 Consists of 2,750,000 shares of our common stock and 1,110,544 stock options exercisable within 60 days.

7 Consists of 1,600,000 shares of our common stock and 1,514,377 stock options exercisable within 60 days.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]		Percent of Class[1]
Common Stock	Erik Herlyn Am Rain 11 Windisch 5210 Switzerland	1,327,216[1]	Direct	1.10%
Common Stock	Richard Schenz Hauptstrasse 70 A-2372 Giesshuebl Austria	196,197[2]	Direct	*
Common Stock	Ari Muljana Hirzenbachstrasse 77 Zurich 8051 Switzerland	138,632[3]	Direct	*
Common Stock	Rahul Sen Gupta Alte Wollerauerstrasse 36 Wollerau 8832 Switzerland	829,992	-	*
Common Stock	Thomas Flottmann 251 Verney Rd East Graceville, Qld 4075 Australia	333,333[4]	-	*
Common Stock	Directors and Current Executive Officers as a group (6 persons)	32,466,747		25.99%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Other than as disclosed below, there has been no transaction, since January 1, 2008, or currently proposed transaction, in which Manas Petroleum Corporation was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($595,863), and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of Manas Petroleum Corporation;

(ii)	Any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any promoter of Manas Petroleum Corporation; and

(iv)	Any immediate family member (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

______________________________
1 Consists of 250,000 shares of our common stock and 1,077,216 stock options exercisable within 60 days.

2 Consists of 196,197 stock options exercisable within 60 days.

3 Consists of 138,632 stock options exercisable within 60 days.

4 Consists of 333,333 shares of our common stock and does not include 333,333 shares of our common stock held in trust for Mr. Flottmann by Alexander Becker

Effective February 1, 2009, we and Heinz Scholz agreed to terminate the sub-tenancy agreement dated May 1, 2007, pursuant to which we have been renting office space in the City of Horgen, Switzerland for a monthly rental of CHF 15,000 (approximately $13,115).

On December 5, 2008, we entered into arrangements with Michael Velletta, Heinz Scholz, Alexander Becker and Peter-Mark Vogel pursuant to which they lent us a total of $540,646 ($16,043 from Michael Velletta, $217,769 from Heinz Scholz, $152,493 from Alexander Becker, and $154,341 from Peter-Mark Vogel) in exchange for promissory notes. The promissory notes are for an indefinite period of time. We can prepay the promissory notes at any time without notice, bonus or penalty and must repay the promissory notes upon the earlier of the date that we raise $1,000,000 or more in debt or equity financings or the ninetieth day after we receive written notice from the noteholder of a demand for repayment. No interest is due under the notes as long as we do not default on our obligations thereunder. However, if we default on the repayment of the promissory note, we will be liable for interest accruing at a rate of 12% per annum on the principal outstanding until we repay the promissory note in full. On May 1, 2009 we received $1,000,000 in financing. The payment therefore falls due immediately, but so far has not been paid yet.

Employment Agreements

For information regarding compensation for our executive officers and directors, see “Item 11. Executive Compensation” starting on page 83.

Corporate Governance

Our common stock is quoted on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority and on the over-the-counter market operated by Pink OTC Markets Inc., which do not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation. Under that definition of independent director, we only have one independent director, Richard Schenz.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

BDO Visura

The following table sets forth the fees billed to our company for professional services rendered by BDO Visura, our current independent registered public accounting firm, for the year ended December 31, 2009:

Fees		2009
	CHF	FX rate y/e	USD
Audit Fees	183'647	1.0337	189'836
Audit-Related Fees	-	1.0337	-
Tax Fees[1]	69'072	1.0337	71'400
Other Fees	-	1.0337	-
Total Fees			261'236

1 The tax fees relate mainly to consulting/compliance work regarding the sale of the Albanian asset

Deloitte AG

The following table sets forth the fees billed to our company for professional services rendered by Deloitte AG, our previous independent registered public accounting firm, for the years ended December 31, 2009 and 2008:

Fees		2009		2008
	CHF	FX rate y/e	USD	USD
Audit Fees	171'440	1.0337	177'218	451'719
Audit-Related Fees	-	1.0337	-	26'327
Tax Fees	-	1.0337	-	-
Other Fees	-	1.0337	-	-
Total Fees			177'218	478'046

Pre-Approval Policies and Procedures with respect to Services Performed by Independent Registered Public Accounting Firms

We have not used Deloitte AG or BDO Visura, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have not engaged Deloitte AG or BDO Visura to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Deloitte AG or BDO Visura was engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by our board of directors, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service, and such policies and procedures do not include delegation of our board of directors’ responsibilities to management.

Before Deloitte AG or BDO Visura was engaged by us to render any auditing or permitted non-audit related service, our board of directors approved the engagement.

Our board of directors has considered the nature and amount of fees billed by Deloitte AG and BDO Visura and believe that the provision of services for activities unrelated to the audit was compatible with maintaining Deloitte AG’s and BDO Visura’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.3	Amended and Restated By-laws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 15, 2009)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
4.2	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Form of Warrant B to Purchase Manas Petroleum Corporation Common Stock (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.3	Yaroslav Bandurak employment agreement, dated April 1, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.4	Farm-In Agreement, dated April 10, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.5	2007 Omnibus Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.6	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
10.7	Form of Warrants (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
10.8	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
10.9	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
10.10	Form of Securities Purchase Agreement, Including the Form of the Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 15, 2008)
10.11

Letter Agreement – Phase 2 Work Period with Santos International Operations Pty. Ltd, dated August 19, 2008 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)

10.12

Side Letter Agreement – Phase 1 Completion and Cash Instead of Shares with Santos International Holdings Pty Ltd, dated November 24, 2008 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)

10.13	Amended 2007 Omnibus Stock Option Plan (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)
10.14

Production Sharing Contract for Exploration, Development and Production of Petroleum in Onshore Albania – Block “A-B” – between Ministry of Economy, Trade and Energy of Albania and DWM Petroleum dated July 31, 2007 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

Exhibit Number	Description
10.15

Production Sharing Contract for Exploration, Development and Production of Petroleum in Onshore Albania – Block “D-E” – between Ministry of Economy, Trade and Energy of Albania and DWM Petroleum dated July 31, 2007 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

10.16	Promissory note issued to Heinz Scholz dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.17	Promissory Note issued to Peter-Mark Vogel dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.18	Promissory note issued to Alexander Becker dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.19	Promissory note issued to Michael Velletta dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.20	Cancellation of Sub-Tenancy Contract with Heinz Scholz dated January 19, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.21	Consulting Frame Contract with Varuna AG dated February 1, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.22	Termination Agreement with Thomas Flottmann dated January 31, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.23	Consulting Frame Contract with Thomas Flottmann dated January 22, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.24

Amendment to the Notice with Terms and Condition for the Termination of Employment Agreement with Rahul Sen Gupta dated February 26, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

10.25	Amendment to the Termination Agreement with Rahul Sen Gupta dated March 31, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.26	Termination Agreement with Peter-Mark Vogel dated January 30, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.27	Consulting Frame Contract with Peter-Mark Vogel dated March 26, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.28	Employment and Non-Competition Agreement with Erik Herlyn dated June 25, 2007 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.29	Amendment to Employment Agreement with Erik Herlyn dated May 14, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.30	Amendment to Employment Agreement with Yaruslav dated November 4, 2007 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.31

Production Sharing Contract for Contract Area Tsagaan Els-XIII between the Petroleum Authority of Mongolia and DWM Petroleum (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

10.32

Production Sharing Contract for Contract Area Zuunbayan-XIV between the Mineral Resources and Petroleum Authority of Mongolia and DWM Petroleum (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

10.33	Letter from AKBN regarding Production Sharing Contracts for Blocks A-B and D-E dated May 5, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.34	Employment Agreement between Ari Muljana and Manas Petroleum Corporation dated April 1, 2009 (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on July 30, 2009)

Exhibit Number	Description
10.35	Consultancy Agreement dated November 21, 2008 with Dr. Richard Schenz (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)
10.36	Non Statutory Stock Option Agreement dated August 10, 2009 with Dr. Richard Schenz ($0.68) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)
10.37	Non Statutory Stock Option Agreement dated August 10, 2009 with Dr. Richard Schenz ($0.79) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)
10.38	Production Sharing Contract for Exploration, Development and Production of Petroleum in Onshore Albania – Block “2-3” – between Ministry of Economy, Trade and Energy of Albania and DWM Petroleum dated November 7, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.39	Letter of Intent with WWI Resources Ltd. dated November 19, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 23, 2009)
10.40	Share Purchase Agreement dated February 12, 2010 between WWI Resources Ltd., DWM Petroleum AG and Manas Adriatic GmbH (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 25, 2010)
10.41*	Form of Stock Option Agreement (Investor Relations)
10.42*	Form of Stock Option Agreement (Non-Investor Relations)
10.43*	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(21)	Subsidiaries
21.1	Subsidiaries of Manas Petroleum Corporation
CJSC Somon Oil, Dushanbe, Tajikistan, 90% interest
DWM Petroleum A.G., Switzerland, 100% interest
Manas Petroleum A.G., Switzerland, 100% interest
Manas Energia Limitada, Chile, 100% interest
Manas Petroleum of Chile Corporation, Canada, 100% interest
Manas Management Services Ltd., Bahamas, 100% interest
Gobi Energy Partners, Mongolia, 84% interest
Petromanas Energy Inc., British Columbia, Canada, 30.74% interest
(23)	Consents of Experts and Counsel
23.1*	Consent of Deloitte AG
23.2*	Consent of BDO Visura
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer

Exhibit Number	Description
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By:

/s/ Erik Herlyn
Erik Herlyn
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: March 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Erik Herlyn
Erik Herlyn
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: March 17, 2010

/s/ Ari Muljana
Ari Muljana
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: March 17, 2010

/s/ Heinz Scholz
Heinz Scholz
Chairman and Executive Director
Dated: March 17, 2010

/s/ Michael Velletta
Michael Velletta
Executive Director
Dated: March 17, 2010