Form 10-Q
period 2010-03-31
MANAS PETROLEUM Corp
filed 2010-05-17
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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
[ ] Yes [X] No

ii

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,883,866 shares of common stock as of May 17, 2010.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	03.31.2010	12.31.2009
	USD	USD

ASSETS

Cash and cash equivalents	2,301,163	804,663
Restricted cash	935,362	908,888
Accounts receivable	642,330	60,611
Other receivables	350,000	-
Prepaid expenses	208,876	450,372
Total current assets	4,437,731	2,224,534

Debt issuance costs	-	112,619
Tangible fixed assets	126,516	178,191
Investment in associate	238,304	238,304
Investment in associate (Petromanas)	75,219,722	-
Total non-current assets	75,584,542	529,114

TOTAL ASSETS	80,022,274	2,753,648

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Accounts payable	542,473	610,581
Bank overdraft	-	196,154
Short-term loan	-	917,698
Promissory notes to shareholders	-	540,646
Contingently convertible loan	-	1,886,905
Debentures	-	3,887,179
Warrant liability	494,624	683,305
Accrued expenses Exploration costs	311,460	713,992
Accrued expenses Professional fees	64,503	220,449
Accrued expenses Interest	-	82,749
Other accrued expenses	19,481	13,673
Total current liabilities	1,432,541	9,753,331

Pension liabilities	29,504	29,504
Total non-current liabilities	29,504	29,504

TOTAL LIABILITIES	1,462,045	9,782,835

Common stock (300,000,000 shares authorized, USD 0.001 par value, 119'201'733 and 119'051'733 shares, respectively, issued and outstanding)	119,202	119,052
Additional paid-in capital	52,110,317	49,532,367
Retained earnings/(deficit accumulated during the exploration stage)	26,279,708	(56,731,607)
Accumulated other comprehensive income / (loss)
Currency translation adjustment	51,001	51,001
Total shareholders' equity/(deficit)	78,560,228	(7,029,187)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	80,022,274	2,753,648

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the three months ended		Period from
			05.25.2004
			(Inception) to
	03.31.2010	03.31.2009	03.31.2010
	USD	USD	USD
OPERATING REVENUES

Other revenues	-	-	1,375,728
Total revenues	-	-	1,375,728

OPERATING EXPENSES

Personnel costs	(2,501,193)	(1,865,914)	(24,558,420)
Exploration costs	(63,657)	(264,260)	(7,156,174)
Depreciation	(16,209)	(16,495)	(183,405)
Consulting fees	(417,423)	(126,785)	(8,311,543)
Administrative costs	(243,477)	(236,984)	(12,131,185)
Total operating expenses	(3,241,960)	(2,510,438)	(52,340,728)

Gain from sale of investment	-	-	3,864,197
Loss from sale of investment	-	-	(900)
OPERATING INCOME/(LOSS)	(3,241,960)	(2,510,438)	(47,101,703)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	(82,468)	84,574	62,677
Changes in fair value of warrants	111,242	500,165	(10,863,070)
Warrants issuance expense	-	-	(9,439,775)
Gain from sale of subsidiary	57,850,918	-	57,850,918
Change in fair value of investment in associate	28,812,901	-	28,812,901
Interest income	50	24,505	597,522
Interest expense	(321,310)	(307,990)	(2,557,510)
Loss on extinguishment of debt	(117,049)	-	(117,049)
Income/(Loss) before taxes and equity in net loss of associate	83,012,325	(2,209,184)	17,361,960

Income taxes	(1,009)	(455)	(8,950)
Equity in net loss of associate	-	-	(24,523)
Net income/(loss)	83,011,315	(2,209,639)	17,328,487

Net income / (loss) attributable to non-controlling interest	-	-	(18,700)
Net income/(loss) attributable to Manas	83,011,315	(2,209,639)	17,309,787

Currency translation adjustment attributable to Manas	-	(18,042)	51,001
Net comprehensive income/(loss) attributable to Manas	83,011,315	(2,227,681)	17,360,788
Net comprehensive loss attributable to non-controlling interest	-	-	18,700
Net comprehensive income/(loss)	83,011,315	(2,227,681)	17,379,488

Weighted average number of outstanding shares (basic)	119,053,400	119,051,733	108,105,828
Weighted average number of outstanding shares (diluted)	133,606,613	119,051,733	108,105,828

Basic earnings / (loss) per share attributable to Manas	0.70	(0.02)	0.16
Diluted earnings / (loss) per share attributable to Manas	0.62	(0.02)	0.16

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the three months ended		Period from
			05.25.2004
			(Inception) to
	03.31.2010	03.31.2009	03.31.2010
	USD	USD	USD

OPERATING ACTIVITIES

Net income/(loss)	83,011,315	(2,209,639)	17,328,487

To reconcile net income/(loss) to net cash used in operating activities

Gain from sale of subsidiary	(57,850,918)	-	(57,850,918)
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	-	900
Change in fair value of investment in associate	(28,812,901)	-	(28,812,901)
Equity in net loss of associate	-	-	24,523
Depreciation	16,209	16,495	183,405
Amortization of debt issuance costs	112,619	43,739	349,910
Warrant issuance expense / (income)	(111,242)	(500,165)	20,302,845
Exchange differences	81,517	(84,574)	(63,628)
Non cash adjustment to exploration costs	(204,753)	-	(204,753)
Non cash interest income	(25,619)	-	(25,619)
Interest expense on contingently convertible loan	29,893	28,011	236,798
Loss on extinguishment of contingently convertible loan	83,202	-	83,202
Interest expense on debentures	78,974	97,265	764,142
Loss on extinguishment of debentures	33,847	-	33,847
Stock-based compensation	2,412,161	1,418,191	23,924,276
Decrease / (increase) in receivables and prepaid expenses	(342,199)	45,798	(847,988)
(Decrease) / increase in accounts payables	(41,156)	61,812	33,103
(Decrease) / increase in accrued expenses	(633,434)	6,158	321,238
Change in pension liability	-	-	29,504
Cash flow (used in) / from operating activities	(2,162,485)	(1,076,907)	(28,053,823)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(880)	-	(425,309)
Sale of tangible fixed assets and computer software	-	-	79,326
Proceeds from sale of investment	10,415,810	-	14,415,810
Decrease / (increase) restricted cash	(26,127)	2,214,398	(935,016)
Acquisition of investment in associate	-	-	(67,747)
Cash flow (used in) / from investing activities	10,388,802	2,214,398	13,067,064

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80,019
Issuance of units	-	-	15,057,484
Issuance of contingently convertible loan			1,680,000
Issuance of debentures			3,760,000
Issuance of promissory notes to shareholders			540,646
Repayment of contingently convertible loan	(2,000,000)	-	(2,000,000)
Repayment of debentures	(4,000,000)	-	(4,000,000)
Repayment of promissory notes to shareholders	(540,646)	-	(540,646)
Issuance of warrants	-	-	670,571
Proceeds from exercise of warrants	88,500	-	88,500
Cash arising on recapitalization	-	-	6,510
Shareholder loan repaid	-	-	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Repayment of bank loan	-	(1,220,000)	(2,520,000)
Increase in bank loan	-	-	2,520,000
Increase in short-term loan	-	-	917,698
Payment of debt issuance costs	-	-	(279,910)
(Decrease) / increase in bank overdraft	(196,154)	-	-
Cash flow (used in) / from financing activities	(6,648,300)	(1,220,000)	17,248,759

Net change in cash and cash equivalents	1,578,016	(82,509)	2,262,000

Cash and cash equivalents at the beginning of the period	804,663	225,993	-
Currency translation effect on cash and cash equivalents	(81,516)	1,299	156,213
Cash and cash equivalents at the end of the period	2,301,163	144,783	2,301,163
Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay placement commission expenses	-	-	2,689,910
Debenture interest paid in common shares	-	-	213,479
Forgiveness of advance payment from Petromanas Energy Inc.	917,698	-	917,698
Fair value of shares of investment in Petromanas	46,406,821	-	46,406,821
Proceeds from sale yet to be paid recorded under other receivables	350,000	-	-
Forgiveness of receivable due from Manas Adriatic GmbH	(3,449,704))	-	(3,449,704)

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

				Deficit
				accumulated	Accumulated
				during the	Other Compre-	Total share-
			Additional paid	development	hensive Income	holders' equity /
SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	in capital	stage	(Loss)	(deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction (Note 1)	20,110,400	20,110	(356,732)	-	-	(336,622)
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289
Private placement of Units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997
Private placement of Units	10,709	11	(11)	-	-	-
Private placement of Units, issued for cash	825,227	825	3,521,232	-	-	3,522,057
Currency translation adjustment	-	-	-	-	3,069	3,069
NetNet lossloss forfor thethe yearyear	-	-	-	(12,825,496)	-	(12,825,496)
Balance December 31, 2007	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870

Balance January 1, 2008	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	9,787,978	-	-	9,790,874
Private placement of Units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429
Issuance of warrants	-	-	10,110,346	-	-	10,110,346
Beneficial Conversion Feature	-	-	557,989	-	-	557,989
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)
Net loss for the period	-	-	-	(30,296,106)	-	(30,296,106)
Balance December 31, 2008	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)

Balance January 1, 2009	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)
Adoption of ASC 815-40	-	-	(9,679,775)	9,086,971	-	(592,804)
Reclassification warrants	-	-	10,883,811	-	-	10,883,811
Stock-based compensation	-	-	4,475,953	-	-	4,475,953
Currency translation adjustment	-	-	-	-	7,679	7,679
Net loss for the year	-	-	-	(21,618,015)	-	(21,618,015)
Balance December 31, 2009	119,051,733	119,052	49,532,367	(56,731,607)	51,001	(7,029,187)

Balance January 1, 2010	119,051,733	119,052	49,532,367	(56,731,607)	51,001	(7,029,187)
Exercise of warrants	150,000	150	88,350	-	-	88,500
Reclassification warrants	-	-	77,439	-	-	77,439
Stock-based compensation	-	-	2,412,161	-	-	2,412,161
Currency translation adjustment	-	-	-	-	-	-
Net loss for the period	-	-	-	83,011,315	-	83,011,315
Balance March 31, 2010	119,201,733	119,202	52,110,317	26,279,708	51,001	78,560,228

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (“Group”) for the three months ended March 31, 2010 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Group's Annual Report on Form 10-K for the year ended December 31, 2009.

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

On February 24, 2010, we signed a formal share purchase agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas Energy Inc. (TSXV: PMI, formerly WWI Resources Ltd.). As consideration for these shares, DWM Petroleum received CDN$2,000,000 ($1,937,396) in cash on March 3, 2010 and 100,000,000 WWI Resources common shares, in addition to the $917,723 advanced from WWI Resources in December 2009. Pursuant to the purchase agreement, DWM Petroleum is entitled to receive an aggregate of up to an additional 150,000,000 WWI Resources common shares as follows:

  100,000,000 WWI Resources common shares upon completion of the first well on the Albanian project by Manas Adriatic, or on the date that is 16 months after the Closing Date, whichever occurs first;

  25,000,000 WWI Resources common shares if, on or before the tenth anniversary of the Closing Date, Manas Adriatic receives a report prepared pursuant to Canada’s National Instrument 51- 101, Standards of Disclosure for Oil and Gas Activities, confirming that the Albanian project has 2P reserves of not less than 50,000,000 barrels of oil (BOE); and

  if, on or before the tenth anniversary of the Closing Date, Manas Adriatic receives a report prepared pursuant to Canada’s National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities, confirming that the Albanian project has 2P reserves in excess of 50,000,000 BOEs, then for each 50,000,000 BOEs over and above 50,000,000 BOEs, WWI Resources will be required to issue 500,000 WWI common shares to DWM Petroleum to a maximum of 25,000,000 WWI Resources common shares.

In addition, at closing WWI Resources funded Manas Adriatic with $8,500,000 to be used by Manas Adriatic to repay advances made by DWM Petroleum and its predecessors in respect of the Albanian project. The proceeds from this repayment by Manas Adriatic GmbH to DWM Petroleum AG have been used by our company to repay all of our debt securities prior to maturity.

Our cash balance as of March 31, 2010 was $3,236,525, of which $935,362 has been restricted for a bank guarantee for the first phase of our work program in Albania (covering the seismic and geological and geographical (“G&G”) costs in Albania) leaving a balance of $2,301,163. The Group’s net income since inception until March 31, 2010 were $ 17,211,438, which during the three months period ended March 31, 2010, was positively affected by $57,850,918 gain from sale of Manas Adriatic GmbH and unrealized gain of $28,812,901 from change in fair value of the investment in Petromanas. Without these two positions, the Group’s net loss since inception until March 31, 2010 would amount to $69,452,381. Cash flow used in operating activities since inception until March 31, 2010 amounts to $28,170,872.

Based on our business plan, in the next 12 months, we will need $5,300,000 to fund our operations. In the month of April we have roughly obtained $2,225,000 through warrants exercises and in May $875,000 through the release of a bank guarantee and have sufficient working capital to fund operations for the next twelve months.

Given our balance of cash and cash equivalents as of March 31, 2010 we do not expect to need additional funding from external sources to cover our monthly burn rate of $200,000 and minimum commitments before April 2011.

In order to continue to implement the geological work program for our projects particularly in Central Asia and to finance continuing operations, the Group will require further funds. We expect these funds will be raised through additional equity and/or debt financing. If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition.

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

The accompanying financial data as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 and for the period from inception, May 25, 2004, to March 31, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2010 and December 31, 2009, results of operations for the three months ended March 31, 2010 and 2009 and for the period from inception, May 25, 2004, to March 31, 2010, cash flows for the three months ended March 31, 2010 and 2009 and for the period from inception, May 25, 2004, to March 31, 2010 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to March 31, 2010, as applicable, have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FASB ASC 810-10 (prior authoritative literature SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),”) which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. FASB ASC 810-10 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted FASB ASC 810-10 as of January 1, 2010 and its application had no impact on the Company’s condensed consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718) -Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on our results of operation or our financial position.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. The Company included the required additional disclosure for Level 2 fair value measurements as of the first quarter of 2010.

5. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

					USD
				USD (held	TOTAL	USD
	USD (held	USD (held	USD (held	in other	March 31,	TOTAL Dec
	in USD)	in EUR)	in CHF)	currencies)	2010	31, 2009
Bank and postal accounts	2,269,219	769	21,558	9,616	2,301,163	804,663
Cash and Cash Equivalents	2,269,219	769	21,558	9,616	2,301,163	804,663

Cash and cash equivalents are available at the Group’s own disposal, and there is no restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

6. TANGIBLE FIXED ASSETS

2010	Office Equipment &	Vehicles	Leasehold	Total
	Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	144,196	127,379	47,375	318,950
Additions	880	-	-	880
Deconsolidation of Manas Adriatic	(27,526)	(37,879)	-	(65,405)
Cost at March 31	117,550	89,500	47,375	254,425

Accumulated depreciation at January 1	(68,088)	(53,077)	(19,593)	(140,758)
Depreciation	(7,288)	(6,552)	(2,369)	(16,209)
Deconsolidation of Manas Adriatic	16,768	12,291	-	29,059
Accumulated depreciation at March 31	(58,608)	(47,340)	(21,962)	(127,908)

Net book value at March 31	58,942	42,160	25,413	126,516

Depreciation expense for the three months period ended March 31, 2010 and 2009 were $16,209 and $16,495, respectively.

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

On February 24, 2010, we re-priced an aggregate of 4,350,000 stock options originally granted to three of our directors and/or officers on May 2, 2007 from an original exercise price of $4.00 to $0.70. We also repriced 400,000 stock options granted to one of our directors and officers on June 25, 2007 from an original exercise price of $5.50 to $0.70.

On February 24, 2010, we granted stock options to a director of one of our subsidiaries to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.70 per share for a term expiring February 22, 2015. The options vest in 12 quarterly installments, subject to proration to account for any partial calendar quarter at the beginning of the vesting period, with the first installment to vest on the first day of the first full calendar quarter after the date of the optionee’s stock option agreement, and with each subsequent installment to vest on the first day of each calendar quarter thereafter. The grant is subject to the execution of stock option agreements by the optionees and the terms of our 2008 stock option plan.

The fair value of all of the options was determined using the Black-Scholes option pricing model applying the weighted average assumptions noted in the following table.

	Three months period ended
	March 31, 2010	March 31, 2009
Expected dividend yield	0%	*
Expected volatility	90%	*
Risk-free interest rate	1.838%	*
Expected term (in years)	3.5	*

* no options have been granted during the three months period ended March 31, 2009

The expected volatility is based on a peer group of companies in a similar or the same industry, and with whom the Company is of a comparable size and life cycle stage, for a period equal to the expected term of the options. During the three months ended March 31, 2010, the weighted average fair value of options granted was $0.61 at the grant date.

The following table summarizes the Company's stock option activity for the nine months ended March 31, 2010:

	Shares under	Weighted-	Weighted-	Aggregate
Options	option	average exercise	average	intrinsic value
		price	remaining
			contractual term
Outstanding at December 31, 2009	10'150'000	2.12
Cancellation (repricing)	(4'750'000)	4.13
Re-granted (repricing)	4'750'000	0.70
Granted	1'000'000	0.70
Exercised	-
Forfeited or expired	-
Outstanding at March 31, 2010	11'150'000	0.53	5.06	1'897'000
Exercisable at March 31, 2010	6'190'144	0.60	5.33	583'219

For the three months period ended March 31, 2010 and 2009, the Company recorded a total charge of $2,412,161 and $1,418,191 respectively, with respect to equity awards granted under the stock compensation and stock option plans. For the three months period ended March 31, 2010 $813,430 and $157,410 were recorded in personnel costs and consulting fees, respectively, and $1,441,321 relate to the incremental fair value of the vested options due to the repricing from February 24, 2010 which were recorded in personnel costs as well. During the comparable period in 2009 the stock based compensation expenses all of the charges were recorded in personnel costs.

A summary of the status of the Company’s non-vested shares as of March 31, 2010 and changes during the period is presented below:

		Weighted-
		average
	Shares under	grant date
Nonvested options	option	fair value
Nonvested at December 31, 2009	4,838,097	0.35
Granted	1,000,000	0.61
Vested	(878,241)	0.92
Forfeited	-	0.00
Nonvested at March 31, 2010	4,959,856	0.31

As of March 31, 2010, there was $605,397 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.86 years.

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

On March 9, 2010, we have prior to its maturity fully repaid the principal and interest accrued.

For the three month period ended March 31, 2010 we had interest expense on debentures of $78,974 and $97,265 for the comparable period in the previous year. At March 31, 2010 and December 31, 2009, the unamortized debt discount relating the Debentures amounted to $0 and $112,821, respectively. To account for the unamortized debt discount prevailing at the date of settlement we have recorded a loss on extinguishment of debenture of $33,847.

9. WARRANTS

In April 2008, the FASB issued FASB ASC 815-40 (Prior authoritative literature: Emerging Issues Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”)). FASB ASC 815-40 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in FASB ASC 815-10-15-74 (Prior authoritative literature: SFAS 133, paragraph 11(a)). FASB ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal year 2009). We adopted FASB ASC 815-40 on the first day of our fiscal year 2009. Based on our analysis we determined that 69,966,707 out of the 73,966,707 warrants outstanding are not considered indexed to the Company’s own stock under FASB ASC 815-40 as the respective agreements include reset features. Hence, we reclassified $592,804, comprising of an adjustment of $(9,679,775) to additional paid in capital and $9,086,971 to deficit accumulated during the exploration stage, from stockholders’ equity to a short-term liability upon adoption. Additionally, the fair value of the warrants subject to FASB ASC 815-40 are adjusted to fair market value at the end of each reporting period. The impact of the adoption on net loss and on basic and diluted loss per share for the periods ended March 31, 2009 was $500,165 and $0 respectively.

On April 10, 2009 17,526,881 Warrants from the Warrant A Equity Series granted on April 10, 2007 expired unexercised.

On May 14, 2009 we asked each holder of the Warrants that had a price protection clause to agree to amend their Warrants to delete the price protection clause. As and when any of the holders of these Warrants agree to the proposed amendment, we will provide them with an amended Warrant certificate that shows the price protection clause as having been deleted. As of March 31, 2010, the following Warrant agreements have been amended and, in accordance with FASB ASC 815-40, needed to be reclassified as stockholder’s equity:

					Fair value at date of
Warrant series	# of Warrants	Strike price	Grant date	Expiry date	reclassification
Warrant B Equity PP1	30,598,840	0.59	April 10, 2007	April 10, 2010	$8,101,860
Brokerage Warrant PP # 1	5,880,044	0.59	April 10, 2007	April 10, 2010	$1,930,710
Debenture Warrants	3,114,408	0.59	April 30, 2008	April 30, 2010	$722,288
Total warrants reclassified					$10,754,858

					Fair value at date of
Warrant series – expired	# of Warrants	Strike price	Grant date	Expiry date	reclassification
Brokerage Warrant PP # 2	139,958	0.59	July 31, 2007	July 31, 2009	$6,810
Warrant Equity PP2 31-07-2007	3,315,550	0.59	July 31, 2007	July 31, 2009	$199,582
Total					$206,392
* expired unexercised July 31, 2009

			Total reclassified		$10,961,250

On July 31, 2009 7,692,798 Warrants from the Warrant Equity PP2 Series granted on July 31, 2007 expired unexercised.

On July 31, 2009 253,899 Warrants from the Brokerage Warrant PP2 Series granted on July 31, 2007 expired unexercised.

As of March 31, 2010 and December 31, 2009, the Company had a total of 48,343,129 and 48,493,129 warrants outstanding to purchase common stock, respectively. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has enough shares of common stock authorized in the event that these warrants are exercised.

The following table summarizes information about the Company’s warrants outstanding as of March 31, 2010:

Warrant series	# of Warrants	Strike price	Grant date	Expiry date
Warrant B Equity PP1	34,903,763	0.59	April 10, 2007	April 10, 2010
Brokerage Warrant PP # 1	5,880,044	0.59	April 10, 2007	April 10, 2010
Debenture Warrants	3,559,322	0.59	April 30, 2008	April 30, 2010
Equity PP3 Sept 2008	4,000,000	0.95	September 1, 2008	September 1, 2010
Total outstanding warrants	48,343,129

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2010:

				Weighted-
				average
	Classifed as	Classified as		exercise
Warrants	liability	equity	# of warrants	price

Outstanding at December 31, 2009	5,581,532	42,911,597	48,493,129	0.62
Granted	-	-	-
Exercised	-	(150,000)	(150,000)	0.59
Reclassification upon amendment of warrant agreement	(681,695)	681,695	-	0.59
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2010	4,899,837	43,443,292	48,343,129	0.62

10. BANK LOAN/SHORT-TERM LOAN

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

On February 24, 2010, our wholly-owned subsidiary DWM signed a formal Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas Energy Inc. (“Petromanas”). As a result of this transaction, the advanced $917,698 were deemed part of the consideration and were recorded as a gain on sale on the income statement.

On March 3, 2010, we have repaid the bank overdraft of $196,828.

As of March 31, 2010, we had no outstanding Bank Loans/Short-Term Loans.

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

The Company has allocated part of the gross proceeds to a Participation Liability for the exploration costs related to the 8% interest in Blocks 13 and 14 in Mongolia provided to the unit holder. The Company has estimated that there is a range of costs that could be incurred through exploration phases 1, 2 and 3. The total minimum estimated spends for phase 1, the only phase that is currently probable, is $4,000,000 and therefore, a Participation Liability of $320,000 has been recorded. This liability was reduced as expenses incurred and amounted to $0 as of December 31, 2009.

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

On March 9, 2010, we have prior to its maturity fully repaid the principal and interest accrued.

For the three month period ended March 31, 2010 we had interest expense on contingently convertible loan of $29,893 compared to $28,011 for the comparable previous year period. At March 31, 2010 and December 31, 2009, the unamortized debt discount relating the contingently convertible loan amounted to $0 and $113,095, respectively. To account for the unamortized debt discount we have recorded $83,202 in loss on extinguishment of contingently convertible loan.

12. PROMISSORY NOTE

On December 5, 2008, the Company borrowed $540,646 from four Directors at no discount to the principal amount by selling promissory notes to shareholders (“Shareholder Notes”). The parties agreed that no interest shall accrue on the Shareholder Notes unless the Company breaches the repayment schedule. The repayment of the principal amount of the Shareholder Notes has to occur if the Company raises greater than $1,000,000 in financing or 90 days after written demand for repayment by the Shareholder Notes holder, whichever is first. The Company may also repay any or all of the principal amount of the Shareholder Notes at any time without notice, bonus or penalty. In the event that the Company fails to make a payment when it is due, the Company will pay interest on the outstanding principal amount of the Shareholder Notes at the rate of 12% per annum until the Shareholder Notes are paid in full. On May 1, 2009, received $1,000,000 in financing. Therefore, as the payment falls due immediately, but so far has not been paid yet, interest is being accrued.

For the three months ended March 31, 2010 and 2009, we recorded $11,198 and $0 interest expense. On March 9, 2010, we have fully repaid the principal of $540,646 and a total interest accrued of $54,568.

13. SALE OF MANAS ADRIATIC

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

  100,000,000 WWI Resources common shares upon completion of the first well on the Albanian project by Manas Adriatic, or on the date that is 16 months after the Closing Date, whichever occurs first;

  25,000,000 WWI Resources common shares if, on or before the tenth anniversary of the Closing Date, Manas Adriatic receives a report prepared pursuant to Canada’s National Instrument 51- 101, Standards of Disclosure for Oil and Gas Activities, confirming that the Albanian project has 2P reserves of not less than 50,000,000 barrels of oil (BOE); and

  if, on or before the tenth anniversary of the Closing Date, Manas Adriatic receives a report prepared pursuant to Canada’s National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities, confirming that the Albanian project has 2P reserves in excess of 50,000,000 BOEs, then for each 50,000,000 BOEs over and above 50,000,000 BOEs, WWI Resources will be required to issue 500,000 WWI common shares to DWM Petroleum to a maximum of 25,000,000 WWI Resources common shares.

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

We have analyzed whether we have obtained control over Petromanas by considering the resulting management of Petromanas, governing body of Petromanas, undiluted and diluted voting interest, the terms of the exchange of equity interest and the relative size of Petromans and Manas Adriatic. Based on this analysis we concluded that:

  Manas Petroleum Corporation does not have majority voting interest in Petromanas (DWM, a wholly-owned subsidiary of Manas Petroleum Corporation, holds 100,000,000 outstanding shares of Petromanas, and another 100,000,000 shares are issuable at the earlier of 16 months or the completion of the drilling of the first well in Albania, i.e. DWM holds 30.47% or 46.70% of Petromanas). We also determined that Manas shareholders do not represent the majority shareholders.

  Manas Petroleum Corporation does not have a majority in the Board, nor does it have the ability to appoint, elect or remove a Director

  Two out of three executive officers are current officers of Manas, which due to conflicts of interest are subject to change in near future.

  Regarding the terms of the exchange of equity interests we concluded that no assessment can be made concerning whether or not a significant premium was paid by either party

  Regarding the relative size of Petromanas and Manas Adriatic, we concluded that both entities are small and have not yet generated any revenue and that neither one of the entities is significantly larger than the other.

Based on the above, Manas Petroleum Corporation did not obtain control over Petromanas.

The transaction therefore is accounted for in accordance with ASC 810-10-40, which results in a derecognition of the subsidiary Manas Adriatic GmbH in exchange for cash consideration received, liabilities assumed and 200,000,000 of Petromanas common shares. The shares of Petromanas are traded on the TSX-V, which we deem an active market and we therefore believe that the quoted market price of the Petromanas share (PMI.V) is generally a readily determinable fair value and it can be taken as a basis for the calculation of the fair value.

We reached this conclusion based on an assessment on the following criteria:

  The shares are traded in a foreign market of breadth and scope comparable to the OTCBB, which according to ASC 820 provides readily determinable fair value for equity securities;
  Bid/ask-spreads are narrow; and
  Trading activity is regular and frequent.

Since the shares are held in escrow and are subject to a four months holding period and an escrow release schedule, we deem the shares as a Level 2 input for the calculation of the fair value in accordance with ASC 820 (Fair value measurements and disclosures). We apply an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the company has issued.

Release Dates	Percentage of Total Escrowed Securities to be Released
At the time of the Final Exchange Bulletin	10% of the escrow securities
6 months from the Final Exchange Bulletin	15% of the escrow securities
12 months from the Final Exchange Bulletin	15% of the escrow securities
18 months from the Final Exchange Bulletin	15% of the escrow securities
24 months from the Final Exchange Bulletin	15% of the escrow securities
30 months from the Final Exchange Bulletin	15% of the escrow securities
36 months from the Final Exchange Bulletin	15% of the escrow securities

Each escrowed and issued share entitles Manas Petroleum Corporation to exercise voting rights and each escrowed and issued share corresponds to one vote.

The 50,000,000 additional Petromanas common shares which are issuable upon achievement of certain conditions (see above (i) and (ii)) will be accounted for in accordance with ASC 450 (Contingencies). These are contingent and will only be recognized when realized.

A gain on sale of asset is recognized on the statement of operations under non-operating income and is calculated according to ASC 810-10-40 as the difference between the fair value of the consideration received and the carrying amount of Manas Adriatic GmbH’s assets and liabilities resulting in a gain on sale of subsidiary:

USD
Cash	CDN$ 2,000,000	$1'937'396
Cash Advance Payment		$917'698
Cash Receivable subsequent to March 31, 2010	compensation for operational expenses for January and February in Albania to be born by Petromanas	$350'000
100,000,000 WWI Resources common shares received on March 3, 2010	100,000,000 times quoted market price at February 25, 2010 of CDN$0.30 (dilution of issuable 100,000,000 shares below included) discounted by an effective discount of 16.23%*	CDN$0.30 x 100,000,000 (USD / CAD : 0.94763 on Feb 25, 2010) on Feb 25, 2010) discounted by 16.23%
$23'815'101
100,000,000 WWI Resources common shares that will be received the latest after 16 months after the Closing date and are not contingent	100,000,000 times quoted market price at February 25, 2010 of CDN$0.30 (dilution of issuable 100,000,000 shares included) discounted by an effective discount of 20.53%*	CDN$0.30 x 100,000,000 (USD / CAD : 0.94763 on Feb 25, 2010) on Feb 25, 2010) discounted by 20.53%

$22'591'720
50,000,000 WWI Resources common shares which are contingent.	These will be accounted for under ASC 450 that is an acceptable approach under EITF 09-4. As this is a gain contingency it will only be recorded when it can be realized.	$0
Push down of past exploration costs incurred as per agreement		$7'012'222
Forgiveness of IC payables		Total liabilities Manas Adriatic GmbH $(11,949,704) Assumed liabilities by Petromanas $8,500,000
$(3'449'704)
Net liabilities of Manas Adriatic GmbH as of 2/24/2010		$4'676'485
Gain on sale of subsidiary		$57'850'918

* The quoted market price on February 25, 2010 was CAD $0.39. In calculating the fair value per share we have taken into account the dilution effect of the additional 100,000,000 shares that are issuable 16 months after the closing date the latest. Furthermore, the shares are subject to an escrow agreement and their fair value was therefore discounted based on the escrow release schedule. The annual interest rate applied to discount the diluted quoted market price was 12% and represents cost of opportunity at which the Company may raise debt.

In the period ended March 31, 2010, net cash proceeds from the sale of Manas Adriatic GmbH amount to the total of CAD $2,000,000 ($1,937,396), $8,500,000 to be used by Manas Adriatic to repay advances made by DWM Petroleum, reduced by $21,586, the cash owned by Manas Adriatic consolidated as of February 24, 2010.

14. INVESTMENT IN PETROMANAS

On February 24, 2010, our wholly-owned subsidiary DWM signed a formal Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas Energy Inc. (“Petromanas”). As a result of this transaction, the Company owns 100,000,000 common shares of Petromanas, received on March 3, 2010, and another 100,000,000 common shares will be received upon completion of the first well on the Albanian project by Manas Adriatic, or on the date that is 16 months after the closing date of the transaction, whichever occurs first. As of this reporting date, DWM holds 30.47% of Petromanas. Refer to Note 13 for details on the initial measurement. Due to timing differences in regulatory reporting we have elected the fair value option in accordance with ASC 820 for the subsequent measurement of the equity investment in Petromanas. The Petromanas financials are not readily available as of this balance sheet date and therefore the summarized financial information of the associate as required under APB18 is not disclosed herein. The shares of Petromanas are traded on the TSX-V, which we deem an active market and we therefore believe that the quoted market price of the Petromanas share (PMI.V) is generally a readily determinable fair value and it can be taken as a basis for the calculation of the fair value. Since the shares are held in escrow and are subject to a four months holding period and an escrow release schedule, we deem the shares a Level 2 input for the calculation of the fair value in accordance with ASC 820 (Fair value measurements and disclosures). We apply an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the company has issued.

The quoted market price of Petromanas on March 31, 2010 was CAD $0.60. In calculating the fair value per share we have taken into account the dilution effect of the additional 100,000,000 shares that are issuable 16 months after the closing date the latest. Furthermore, the shares are subject to an escrow agreement and their fair value was therefore discounted based on the escrow release schedule. The effective discount applied on the quoted market price of the restricted shares is 16.7% .

During the three months ended March 31, 2010, we have recorded $28,812,901 unrealized gain on investment.

15. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
	Country	Mar 31, 2010	Dec 31, 2009
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
Manas Petroleum AG, Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Vancouver (3)	Canada	30%	n/a
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Rep of Tajikistan	90%	90%
Manas Petroleum of Chile Corporation, Victoria (6)	Canada	100%	100%
Manas Management Services Ltd., Nassau (7)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (8)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (9)	Mongolia	84%	84%
Manas Adriatic GmbH, Baar (10)	Switzerland	n/a	100%

(1) Included Branch in Albania was sold in February 2010
(2) Founded in 2007
(3) Petroleum Energy Inc. 30.47% share resulted from partial sale of Manas Adriatic GmbH; equity method investee that is not consolidated
(4) CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5) CJSC Somon Oil Company was founded by DWM Petroleum AG
(6) Founded in 2008
(7) Founded in 2008
(8) Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(9) Gobi Energy Partners LLC was founded by DWM Petroleum AG (former Manas Gobi LLC); founded in 2009
(10) Manas Adriatic GmbH was founded by DWM Petreleum AG in 2009 and sold in 2010

Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

The following table provides the total amount of transactions, which have been entered into with related parties for the relevant financial period:

Board of directors	01.01.-03.31.10	01.01.-03.31.09
	USD	USD
Payments to directors for office rent	6,000	14,923
Payments to related companies controlled by directors for rendered consulting services	76,708	89,700
Interest on Promissory notes from directors*	4,843	-
Interest on Promissory notes from former directors*	6,355	-
	03.31.10	12.31.09
	USD	USD
Promissory notes from directors*	-	233,812
Promissory notes from former directors*	-	306,834

* The promissory notes principal and accrued interest were repaid during the first quarter in 2010. No interest accrued prior to May 1, 2009.

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

No litigation has been commenced as of March 31, 2010. Manas and IPR are firmly of the view that Energy Focus no longer has any right to join the consortium, as the previously agreed-upon conditions are no longer valid. While Energy Focus has not accepted this position, they have not commenced litigation.

At March 31, 2010, there had been no legal actions against the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Mongolia, Chile and Albania.

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

17. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

Defined benefit plan

The Company maintains a Swiss defined benefit plan for 3 of its employees. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The fund’s benefit obligations are fully reinsured by AXA Winterthur Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

	Three months period ended
Pension expense	March 31, 2010	March 31, 2009
	USD	USD
Net service cost	1,000	7,313
Interest cost	1,687	4,688
Expected return on assets	(1,307)	(3,511)
Amortization of net (gain)/loss	-	-
Net periodic pension cost	1,380	8,490

During the three months period ended March 31, 2010 and 2009 the Company made cash contributions of approximately $6,000 and $20,000, respectively to its defined benefit pension plan. The company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2010.

18. FAIR VALUE MEASUREMENT

FASB ASC 820 (Prior authoritative literature: SFAS 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities carried at fair value as of March 31, 2010 are classified in one of the three categories as follows:

	Level 1	Level 2	Level 3	Total

Assets
Investment Petromanas (Note 14)	$-	$75,219,722	$-	$75,219,722
Total Assets	$-	$75,219,722	$-	$75,219,722

Liabilities
Warrants (Note 9)	$-	$-	$494,624	$494,624
Total Liabilities	$-	$-	$494,624	$494,624

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the period ending March 31, 2010:

Balance at January 1, 2010	-
Total gains (losses) realized and unrealized:
Included in earnings	28'812'901	2)
Included in other comprehensive income	-
Purchase, sale, or settlement	46'406'821	1)
Net transfer in / (out) of level 2	-
Balance at March 31, 2010	75'219'722

1) Sale of Manas Adriatic GmbH (refer to Note 13)
2) Recorded inchange in fair value of investment in associate (refer to Note 14)

The following table summarizes the changes in the fair value of the Company’s level 3 financial assets and liabilities for the period ending March 31, 2010:

Fair Value Measurement Using Level 3 Inputs

Balance at January 1, 2010	$683,305
Total gains (losses) realized and unrealized:
Included in earnings, as a part of change in fair value of warrants	($111,242)	1)
Included in other comprehensive income	-
Purchase, sale, or settlement	($77,439)	2)
Net transfer in / (out) of level 3	-
Balance at March 31, 2010	$494,624

1) Recorded in Change in fair value of warrants.
2) Reclassification as equity instrument.

19. EARNINGS PER SHARE

Basic earnings per share are calculated using the Company’s weighted-average outstanding common shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares, participating securities and the dilutive effect of all other stock-based compensation awards as determined under the treasury stock method.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three months period ended

	March 31, 2010	March 31, 2009
Basic weighted average shares outstanding	119,053,400	119,051,733
Effect of common stock equivalents*
- stock options under employee compensation plans	3,609,376	-
- warrants	10,943,837	-
- contingently convertible loan	-	-
Diluted weighted average shares outstanding*	133,606,613	119,051,733

*For the three months period ended March 31, 2009 and the period from inception to March 31, 2010, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share.

20. SUBSEQUENT EVENT(S)

There were no material events subsequent to March 31, 2010.

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
  geological, technical, drilling and processing problems; and
  other factors discussed under the section entitled “Risk Factors” in our annual report on Form 10-K filed on March 18, 2010.

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

As used in this quarterly report, the terms “we”, “us”, and “our” refer to Manas Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum A.G., a Swiss company, Manas Petroleum A.G., a Swiss company, Manas Energia Chile Limitada, a Chilean company, Manas Petroleum of Chile Corporation, a Canadian company, Manas Management Services Ltd., a Bahamian company and its partially owned subsidiary CJSC Somon Oil Company, a Tajikistan company, its 30% ownership interest in Petromanas Energy Inc., a Canadian company, and its 25% ownership interest in CJSC South Petroleum Company, a Kyrgyz company, as the context may require.

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

We have no operating income yet and, as a result, we might depend upon funding from various sources to continue our operations beyond April 2011 and to implement our growth strategy.

The Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Results of Operations

For the three months period ended March 31, 2010 we had a net income of $83,011,315 as compared to a net loss of $2,209,639 for the comparable period ended March 31, 2009. This increase is mainly due to the gain from a sale of our subsidiary in Albania and the change in fair value of in investment in associate.

For the three months period ended March 31, 2010 our operating expenses increased to $3,241,960 from $2,510,438 reported for the same period in 2009. The 29% increase in our total operating expenses is attributable to higher personnel costs and increased consulting fees.

Personnel costs

For the three months period ended March 31, 2010 our personnel costs increased to $2,501,193 from $1,865,914 for the corresponding period in 2009. This increase of 34% or $635,279 in the three months period comparison is due to the repricing of stock options (approximately $1,400,000). On the other hand lower personnel costs resulted from a general reduction of employees in the organization (roughly $765,000).

Exploration costs

For the three months ended March 31, 2010 we incurred exploration costs of $63,657 as compared to $264,260 for the corresponding period in 2009. This decrease of 76% is attributable to less exploration activity in Albania in the first quarter of 2010.

Non-operating income/expense

Non-operating income for the three months ended March 31, 2010 increased from $301,254 for the corresponding period in 2009 to $86,254,285. This increase is mainly due to the gain from a sale of our subsidiary in Albania of $57,850,918 and the change in fair value of investment in associate of $28,812,901.

Consulting fees

For the three months ended March 31, 2010 we paid consulting fees in the amount of $417,423 as compared to consulting fees of $126,785 for the period ended March 31, 2009. This increase of 229% is mainly attributable to a non-cash charge for stock options for a consultant (approximately $140,000) and fees paid to a consultant in Tajikistan (roughly $80,000).

Administrative costs

For the three months ended March 31, 2010, our administrative costs remained stable at $243,477 compared to $236,984 during the three months ended March 31, 2009.

Liquidity and Capital Resources

Our cash balance as of March 31, 2010 was $3,236,525 of which $935,362 were restricted to back bank guarantees for the first phase of our work program in Albania, which includes seismic, geological and geophysical explorations. Hence, cash and cash equivalents amounted to $2,301,163. This bank guarantee was provided in the second quarter of 2010 by the new operator of the Albanian asset, Petromanas, and resulted in the release of our bank guarantee.

Our capital commitments are disclosed in this quarterly report on Form 10-Q for three months ended March 31, 2010 as well as in our annual report on form 10-K for the year ended December 31, 2009.

Operating Activities

Net cash outflow from operating activities of $2,162,485 for the three months ended March 31, 2010 has increased from $1,076,907 in the comparable period for 2009. This increased outflow is mainly due to the settlement of payables outstanding of approximately $610,000, increased consulting expenses of approximately $290,000 and the payment of accrued interest in connection with the settlement of our outstanding debt instruments of approximately $180,000.

Investing Activities

Net cash inflow from investing activities of $10,388,802 for the three months ended March 31, 2010 has changed from a net cash inflow of $2,214,398 in the comparable period for 2009. This increase is mainly due to the proceeds from the sale of Manas Adriatic GmbH of $10,415,810, which comprises net cash proceeds of CAD $2,000,000 ($1,937,396) and $8,500,000 liabilities repaid by Petromanas, and was reduced by $21,586, the cash owned by Manas Adriatic consolidated as of February 24, 2010.

In the corresponding period of 2009 we had a cash inflow from the release of a bank guarantee.

Financing Activities

Net cash outflow from financing activities of $6,648,300 for the three months ended March 31, 2010 has changed from a net cash outflow of $1,220,000 in the comparable period for 2009. During the three months period ended March 31, 2010 cash outflows resulted from repayment of contingently convertible loans (i.e. $2,000,000), repayment of debentures (i.e. $4,000,000) and repayment of promissory notes to shareholders (i.e. $540,646). In addition, a bank overdraft of $196,154 was settled and proceeds from the exercise of warrants positively affected cash flow from financing activities by $88,500. In the comparable period in 2009, we have repaid a bank loan of $1,220,000.

Cash Flows

	Three Months Ended
	March 31
	2010	2009
Net cash (used in) Operating Activities	$(2,162,485)	$(1,076,907)
Net cash provided by (used in) Investing Activities	$10,388,802	$2,214,398
Net cash provided by (used in) Financing Activities	$(6,648,300)	$(1,220,000)
Change in Cash and Cash Equivalents During the Period	$1,578,016	$(82,509)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cash Requirements

We estimate our cash needs for the next 12 months to proceed according to our business plan to be as follows:

Expenses	Amount
Geological & Geophysical	2,500,000
General & Administrative	2,300,000
Legal	300,000
Audit	200,000
Open Commitments	-
Total Expenses planned for next 12 months	5,300,000

As an operator, we have geological and geophysical commitments for the next 12 months in Mongolia amounting to $2,500,000. In Tajikistan seismic is performed and fully carried by Santos since year end of 2009. In the Kyrgyz Republic, the operational costs including seismic are fully carried by our partner Santos. In Chile, we, as a non-operator, have no geological or geophysical commitments in the next 12 months. Our Albanian investment has been sold during the first quarter of 2010 without further financial commitments from our side.

We had cash inflows from financing through the exercise of warrants in the second quarter of 2010 amounting to roughly $2,225,000. In addition, through the release of a bank guarantee $875,000 were made available in the second quarter.

Given our position of cash and cash equivalents as of March 31, 2010 of $2,301,163 we are able to meet total cash requirements planned for the next 12 months.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

The consolidated financial statements have been prepared on the assumption that we will continue as a going concern. For the three months ended March 31, 2010, we had a net income of $83,011,315, which is mainly the result of the gain in sale of investment and the change in fair value of investment in associate.

The Group’s net income since inception until March 31, 2010 was $17,211,438, which was positively affected by $57,850,918 gain from sale of Manas Adriatic GmbH and unrealized gain of $28,812,901 from change in fair value of the investment in Petromanas. Without these two positions, the Group’s net loss since inception until March 31, 2010 would amount to $69,452,381.

Our cash and cash equivalents balance as of March 31, 2010 was $2,301,163. Based on our above estimated cash requirements we have sufficient funds to continue our operations for the next 12 months, i.e. until April 2011.

In order to continue our operations beyond April 2011 and execute the strategy to develop our assets, we will require further funds. We expect to secure these additional funds through possible disposals or farm-outs of our existing interests and we are currently in active negotiations with interested parties for such transactions.

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

There are no assurances that we will be able to complete the disposals or farm-outs of our existing interests or to obtain additional financing through either, private placements, public offerings and/or bank financing necessary to support our working capital requirements. Nevertheless, after making enquiries, and considering the uncertainties above, the directors have a reasonable expectation that we will have adequate resources to continue our operations for the foreseeable future.

We obtained roughly $2,225,000 from external sources through the exercise of warrants and $875,000 from internal sources through the release of bank guarantees. Given our balance of cash and cash equivalents as of March 31, 2010 we do not expect to need additional funding from external sources to cover our annual burn rate and minimum commitments before April 2011.

Recent Developments

We are primarily focused on our operations in Albania, Kyrgyz Republic, Tajikistan, Mongolia and Chile. Since the end of our most recent fiscal year, following developments have affected these operations.

Albania

On February 24, 2010, we signed a Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic, a wholly owned subsidiary of DWM Petroleum AG, to Petromanas. As consideration for these shares, DWM Petroleum received CDN$2,000,000 ($1,937,396) in cash on the closing date and 100,000,000 Petromanas common shares. Pursuant to the purchase agreement, DWM Petroleum is entitled to receive an aggregate of up to an additional 150,000,000 Petromanas common shares upon the occurrence of certain events. For further detail, please refer to the Note 13 to the financial statements.

During the first quarter of 2010 Petromanas Energy Inc., in which we now hold a 30.46% interest, continued its exploration activities: The technical team has finalized the planning of the acquisition of seismic in block E in Albania. The seismic program is planned to consist of approximately 105 KM of 2-D seismic to be acquired during the summer of 2010. This is to further define the structural definition of the West Rova, Rova and Papri prospects and ads to around 1300 KM of existing seismic previously acquired by Albpetrol and Coparex and partially reprocessed by DWM Petroleum AG. The new seismic fulfils the minimum work commitment of the first Exploration period of the PSC for blocks D and E. We have released an updated tender for this work based on the tender issued in 2008 for seismic in blocks A, B and D. Several scouting trips were undertaken in order to trace the lines and to define the technology to be applied.

In addition we have prepared a seismic program for blocks 2 and 3 in order to further define the structural definition of the South Shpiragu 1, South Shpiragu 2 prospects and the Krasi lead. The new seismic in blocks 2 and 3 will be tied to the existing Shpiragu well in order to allow a time – depth correlation of the South Shpiragu prospects.

Kyrgyz Republic

In Q1 2010 the closed Joined Stock Company “South Petroleum Company”, in which we hold a 25% participating interest, continued its geological studies within their five license areas.

Cameral works

Cameral works consisting of the drawing up of final reports on Soh, Tuzluk and West Soh license areas to be submitted in April 2010 were started.

South Petroleum Company processed and analyzed geological-geophysical data of previous works within all license areas.

2D field seismic acquisition

South Petroleum company has contracted the Kazak seismic crew “Dank” to realize further seismic work. As part of the Tajik seismic program, around 20 KM of 2D seismic lines reaching into the Kyrgyz license area were acquired in Q1 2010. South Petroleum Company fulfilled its seismic commitment in the Tuzluk license area for 2010.

Preparation works for drilling operations

South Petroleum Company is planning to conduct drilling operations within the Nanai license area during 2010. The structure to be tested is the West Ala-Buka prospect. The drilling locations are defined based on seismic woks conducted in 2008 and previously acquired seismic data. Preparations were initiated to launch a tender for a drilling contractor. The drilling location has been defined and preparation of the drill site is planned to commence in May 2010.

Tajikistan

Somon Oil, in which Manas Petroleum holds a 90% interest, contracted the Kazak crew “Dank” to perform a seismic project which commenced on February 13, 2010. By March 31, 2010, around 65% of the program consisting of total 250 KM linear kilometers was finalized.

Chile

We have signed an agreement dated January 29, 2010, pursuant to which we have agreed to assign our interest in our Chilean project in exchange for a return of all of the operational costs that we have invested in this project to date and relief from all currently outstanding and future obligations in respect of the project. The transfer of our participation in this Chilean project to the new owners has been approved by the Chilean ministry and is now subject to approval by the new parties.

Mongolia

The team of geologists and geophysicists of the Ulan Bator office has initiated the re-interpretation of existing geological data and is planning an upcoming gravity survey. This is to further define the location of lines for the seismic campaign on blocks 13 and 14 which will consist of around 300 linear KM. A plan for environmental protection and restoration to be approved by the Ministry of Environment is currently prepared.

Data of in total 451 existing wells drilled in Zuunbayan and Tsagaan Els oil fields area and in Prospects were collected. All well data was translated from Russian and Mongolian into English for the analysis by international experts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. (Removed and Reserved).

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

3.3	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 15, 2009)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
4.2	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Form of Warrant B to Purchase Manas Petroleum Corporation Common Stock (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.3	Yaroslav Bandurak employment agreement, dated April 1, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.4	Farm-In Agreement, dated April 10, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.5	2007 Omnibus Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)

Exhibit Number	Description
10.6	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
10.7	Form of Warrants (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
10.8	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
10.9	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
10.10	Form of Securities Purchase Agreement, Including the Form of the Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 15, 2008)
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

10.41	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.42	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)

Exhibit Number	Description
10.43	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(21)	Subsidiaries
21.1	Subsidiaries of Manas Petroleum Corporation
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

Date: May 17, 2010

By /s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)

Date: May 17, 2010