Form 10-Q
period 2010-06-30
MANAS PETROLEUM Corp
filed 2010-08-16
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
122,883,866 shares of common stock as of August 13, 2010.

iii

     PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS	06.30.2010	12.31.2009
	USD	USD
ASSETS

Cash and cash equivalents	5,650,105	804,663
Restricted cash	33,524	908,888
Accounts receivable	91,794	60,611
Prepaid expenses	209,516	450,372
Total current assets	5,984,939	2,224,534

Debt issuance costs	-	112,619
Tangible fixed assets	113,234	178,191
Investment in associate	238,304	238,304
Investment in associate (Petromanas)	49,341,355	-
Total non-current assets	49,692,893	529,114

TOTAL ASSETS	55,677,832	2,753,648

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Accounts payable	133,158	610,581
Bank overdraft	-	196,154
Short-term loan	-	917,698
Promissory notes to shareholders	-	540,646
Contingently convertible loan	-	1,886,905
Debentures	-	3,887,179
Warrant liability	-	683,305
Accrued expenses Exploration costs	-	713,992
Accrued expenses Professional fees	62,226	220,449
Accrued expenses Interest	-	82,749
Other accrued expenses	27,673	13,673
Refundable deposits	1,258,699	-
Total current liabilities	1,481,757	9,753,331

Pension liabilities	29,504	29,504
Total non-current liabilities	29,504	29,504

TOTAL LIABILITIES	1,511,261	9,782,835

Common stock (300,000,000 shares authorized, USD 0.001 par value, 122,883,866 and 119,051,733 shares, respectively, issued and outstanding)	122,884	119,052
Additional paid-in capital	54,812,105	49,532,367
Retained earnings/(deficit accumulated during the exploration stage)	(819,418)	(56,731,607)
Accumulated other comprehensive income / (loss)
Currency translation adjustment	51,001	51,001
Total shareholders' equity/(deficit)	54,166,571	(7,029,187)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	55,677,832	2,753,648

MANAS PETROLEUM CORPORATION
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the three months ended		For the six months ended		Period from
					05.25.2004
					(Inception) to
	06.30.2010	06.30.2009	06.30.2010	06.30.2009	06.30.2010
	USD	USD	USD	USD	USD
OPERATING REVENUES

Other revenues	-	-	-	-	1,375,728
Total revenues	-	-	-	-	1,375,728

OPERATING EXPENSES

Personnel costs	(536,937)	(1,652,000)	(3,038,130)	(3,515,853)	(25,095,357)
Exploration costs	(548,364)	(66,815)	(612,022)	(331,075)	(7,704,539)
Depreciation	(13,585)	(45,563)	(29,794)	(62,059)	(196,990)
Consulting fees	(243,596)	(427,345)	(661,019)	(554,130)	(8,555,139)
Administrative costs	(404,724)	(340,999)	(648,202)	(580,044)	(12,535,910)
Total operating expenses	(1,747,206)	(2,532,722)	(4,989,167)	(5,043,161)	(54,087,935)

Gain from sale of investment	-	-	-	-	3,864,197
Loss from sale of investment	-	-	-	-	(900)
OPERATING INCOME/(LOSS)	(1,747,206)	(2,532,722)	(4,989,167)	(5,043,161)	(48,848,910)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	109,264	50,935	26,797	135,509	171,942
Changes in fair value of warrants	421,981	(13,902,391)	533,223	(13,402,226)	(10,441,089)
Warrants issuance expense	-	-	-	-	(9,439,775)
Gain from sale of subsidiary	-	-	57,850,918	-	57,850,918
Change in fair value of investment in associate	(25,878,366)	-	2,934,535	-	2,934,535
Interest income	401	22,307	451	46,812	597,923
Interest expense	(4,805)	(352,768)	(326,115)	(660,758)	(2,562,315)
Loss on extinguishment of debt	-	-	(117,049)	-	(117,049)
Income/(Loss) before taxes and equity in net loss of associate	(27,098,731)	(16,714,639)	55,913,593	(18,923,824)	(9,853,821)

Income taxes	(395)	(1,482)	(1,405)	(1,936)	(9,346)
Equity in net loss of associate	-	-	-	-	(24,523)
Net income/(loss)	(27,099,126)	(16,716,121)	55,912,188	(18,925,760)	(9,887,689)

Net income / (loss) attributable to non-controlling interest	-	-	-	-	(18,700)
Net income/(loss) attributable to Manas	(27,099,126)	(16,716,121)	55,912,188	(18,925,760)	(9,906,389)

Currency translation adjustment attributable to Manas	-	-	-	-	51,001
Net comprehensive income/(loss) attributable to Manas	(27,099,126)	(16,716,121)	55,912,188	(18,925,760)	(9,855,388)

Net comprehensive loss attributable to non-controlling interest	-	-	-	-	18,700

Net comprehensive income/(loss)	(27,099,126)	(16,716,121)	55,912,188	(18,925,760)	(9,836,688)

Weighted average number of outstanding shares (basic)	122,351,824	119,051,733	120,701,788	119,051,733	108,682,589
Weighted average number of outstanding shares (diluted)	122,351,824	119,051,733	129,747,586	119,051,733	108,682,589

Basic earnings / (loss) per share attributable to Manas	(0.22)	(0.14)	0.46	(0.16)	(0.09)
Diluted earnings / (loss) per share attributable to Manas	(0.22)	(0.14)	0.43	(0.16)	(0.09)

MANAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the six months ended		Period from
			05.25.2004
			(Inception) to
	06.30.2010	06.30.2009	06.30.2010
	USD	USD	USD
OPERATING ACTIVITIES

Net income/(loss)	55,912,188	(18,925,760)	(9,887,689)

To reconcile net income/(loss) to net cash used
in operating activities

Gain from sale of subsidiary	(57,850,918)	-	(57,850,918)
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	-	900
Change in fair value of investment in associate	(2,934,535)	-	(2,934,535)
Equity in net loss of associate	-	-	24,523
Depreciation	29,794	62,059	196,990
Amortization of debt issuance costs	112,619	53,191	349,910
Warrant issuance expense / (income)	(533,223)	13,402,226	19,880,864
Exchange differences	(26,797)	(135,509)	(171,941)
Non cash adjustment to exploration costs	(204,753)	-	(204,753)
Non cash interest income	(25,619)	-	(25,619)
Interest expense on contingently convertible loan	29,893	65,920	236,798
Loss on extinguishment of contingently convertible loan	83,202	-	83,202
Interest expense on debentures	78,974	217,807	764,142
Loss on extinguishment of debentures	33,847	-	33,847
Stock-based compensation	2,872,529	2,780,648	24,384,644
Decrease / (increase) in receivables and prepaid expenses	207,698	7,611	(298,091)
(Decrease) / increase in accounts payables	(450,471)	(896,705)	(376,212)
(Decrease) / increase in accrued expenses	(938,979)	(211,304)	15,692
Change in pension liability	-	-	29,504
Cash flow (used in) / from operating activities	(3,604,551)	(3,579,816)	(29,612,938)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(1,182)	(24,040)	(425,611)
Sale of tangible fixed assets and computer software	-	-	79,326
Proceeds from sale of investment	10,765,810	-	14,765,810
Decrease / (increase) restricted cash	875,711	5,000,939	(33,177)
Acquisition of investment in associate	-	-	(67,747)
Cash flow (used in) / from investing activities	11,640,339	4,976,899	14,318,600

MANAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT (CONTINUED)

	For the six months ended		Period from
			05.25.2004
			(Inception) to
	06.30.2010	06.30.2009	06.30.2010
	USD	USD	USD
FINANCING ACTIVITIES

Contribution share capital founders	-	-	80,019
Issuance of units	-	-	15,057,484
Issuance of contingently convertible loan			1,680,000
Issuance of debentures			3,760,000
Issuance of promissory notes to shareholders			540,646
Repayment of contingently convertible loan	(2,000,000)	-	(2,000,000)
Repayment of debentures	(4,000,000)	-	(4,000,000)
Repayment of promissory notes to shareholders	(540,646)	-	(540,646)
Issuance of warrants	-	-	670,571
Proceeds from exercise of warrants	2,260,958	-	2,260,958
Cash arising on recapitalization	-	-	6,510
Shareholder loan repaid	-	-	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Repayment of bank loan	-	(1,220,000)	(2,520,000)
Increase in bank loan	-	1,000,000	2,520,000
Increase in short-term loan	-	-	917,698
Payment of debt issuance costs	-	-	(279,910)
(Decrease) / increase in bank overdraft	(196,154)	-	-
Increase / (decrease) in refundable deposits	1,258,699	-	1,258,699
Cash flow (used in) / from financing activities	(3,217,143)	(220,000)	20,679,917

Net change in cash and cash equivalents	4,818,645	1,177,083	5,385,579

Cash and cash equivalents at the beginning of the period	804,663	225,993	-
Currency translation effect on cash and cash equivalents	26,797	33,482	264,525
Cash and cash equivalents at the end of the period	5,650,105	1,436,558	5,650,105

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay placement commission expenses	-	-	2,689,910
Debenture interest paid in common shares	-	-	213,479
Forgiveness of advance payment from Petromanas Energy Inc.	917,698	-	917,698
Initial fair value of shares of investment in Petromanas	46,406,821	-	46,406,821
Forgiveness of receivable due from Manas Adriatic GmbH	(3,449,704)	-	(3,449,704)

MANAS PETROLEUM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

				Deficit
				accumulated	Accumulated
				during the	Other Compre-	Total share-
	Number of		Additional	development	hensive Income	holders' equity
SHAREHOLDERS' EQUITY / (DEFICIT)	Shares	Share Capital	paid-in capital	stage	(Loss)	/ (deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction (Note 1)	20,110,400	20,110	(356,732)	-	-	(336,622)
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289
Private placement of Units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997
Private placement of Units	10,709	11	(11)	-	-	-
Private placement of Units, issued for cash	825,227	825	3,521,232	-	-	3,522,057
Currency translation adjustment	-	-	-	-	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)
Balance December 31, 2007	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870

Balance January 1, 2008	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	9,787,978	-	-	9,790,874
Private placement of Units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429
Issuance of warrants	-	-	10,110,346	-	-	10,110,346
Beneficial Conversion Feature	-	-	557,989	-	-	557,989
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)
Net loss for the period	-	-	-	(30,296,106)	-	(30,296,106)
Balance December 31, 2008	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)

Balance January 1, 2009	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)
Adoption of ASC 815-40	-	-	(9,679,775)	9,086,971	-	(592,804)
Reclassification warrants	-	-	10,883,811	-	-	10,883,811
Stock-based compensation	-	-	4,475,953	-	-	4,475,953
Currency translation adjustment	-	-	-	-	7,679	7,679
Net loss for the year	-	-	-	(21,618,015)	-	(21,618,015)
Balance December 31, 2009	119,051,733	119,052	49,532,367	(56,731,607)	51,001	(7,029,187)

Balance January 1, 2010	119,051,733	119,052	49,532,367	(56,731,607)	51,001	(7,029,187)
Exercise of warrants	3,832,133	3,832	2,257,127	-	-	2,260,958
FV adjustment of exercised warrants	-	-	72,643	-	-	72,643
Reclassification warrants	-	-	77,439	-	-	77,439
Stock-based compensation	-	-	2,872,529	-	-	2,872,529
Currency translation adjustment	-	-	-	-	-	-
Net loss for the period	-	-	-	55,912,189	-	55,912,189
Balance June 30, 2010	122,883,866	122,884	54,812,105	(819,418)	51,001	54,166,571

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (“Group”) for the three and six months ended June 30, 2010 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Group's Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company, formerly known as Express Systems Corporation, was incorporated in the State of Nevada on July 9, 1988

On April 10, 2007, the Company completed the Exchange Transaction whereby it acquired its then sole subsidiary DWM Petroleum AG, Baar (“DWM”) pursuant to an exchange agreement signed in November 2006 whereby 100% of the shares of DWM were exchanged for 80,000,000 common shares of the Company. As part of the closing of this exchange transaction, the Company issued 800,000 shares as finders’ fees at the closing price of $3.20.

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

On February 12, 2010 we signed a formal purchase agreement with WWI Resources LTD. At closing, on February 24, 2010, WWI Resources changed its name to Petromanas Energy Inc. (“Petromanas”, TSX-V: PMI). With the closing, DWM completed the sale of all of the issued and outstanding shares of Manas Adriatic GmbH (“Manas Adriatic”) to Petromanas. Manas Adriatic is the owner of three on-shore oil and gas production sharing contracts containing six licenses located in Albania. As consideration for these shares, DWM received CAD$2,000,000 ($1,937,396) in cash on March 3, 2010, $350,000 on May 17, 2010 for compensation of operational expenses in Albania for January and February 2010 and 100,000,000 Petromanas common shares, in addition to the $917,723 advanced from Petromanas in December 2009. Pursuant to the purchase agreement, DWM Petroleum is entitled to receive an aggregate of up to an additional 150,000,000 Petromanas common shares as follows:

  100,000,000 Petromanas common shares upon completion of the first well on the Albanian project by Manas Adriatic, or on the date that is 16 months after the Closing Date, whichever occurs first;

  25,000,000 Petromanas common shares if, on or before the tenth anniversary of the Closing Date, Manas Adriatic receives a report prepared pursuant to Canada’s National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities, confirming that the Albanian project has 2P reserves of not less than 50,000,000 barrels of oil (BOE); and

  if, on or before the tenth anniversary of the Closing Date, Manas Adriatic receives a report prepared pursuant to Canada’s National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities, confirming that the Albanian project has 2P reserves in excess of 50,000,000 BOEs, then for each 50,000,000 BOEs over and above 50,000,000 BOEs, Petromanas will be required to issue 500,000 Petromanas common shares to DWM Petroleum to a maximum of 25,000,000 Petromanas common shares.

In addition, at closing Petromanas funded Manas Adriatic with $8,500,000 to be used by Manas Adriatic to repay advances made by DWM and its predecessors in respect of the Albanian project. The proceeds from this repayment by Manas Adriatic GmbH to DWM Petroleum AG have been used by our company to repay all of our debt securities prior to maturity.

On May 25, 2010, Petromanas issued to DWM Petroleum AG pursuant to the amended share purchase agreement an additional 100,000,000 Petromanas common shares. DWM now has ownership and control over 200,000,000 Petromanas common shares and the right to acquire a further 50,000,000 common shares of Petromanas according to the conditions described above. The 200,000,000 common shares represent 32.36% of the issued and outstanding common shares of Petromanas.

The Group follows a strategy focused on the exploration and development of oil and gas resources in Central and East Asia (Kyrgyz Republic, Republic of Tajikistan and Republic of Mongolia), in the Balkan Region (participation in Petromanas Energy Inc. with activities in Albania) as well as in Latin America (Chile).

2. GOING CONCERN

The condensed consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern.

Our cash balance as of June 30, 2010 was $5,650,105. The Group’s total current assets as of the reporting date amounted to $5,984,939 and total current liabilities were $1,481,757 resulting in a net working capital of $ 4,503,182.

In addition, of the 200,000,000 common shares of Petromanas held by the Group, 10,000,000 were freely tradable as of June 30, 2010. The market value of these freely tradable shares was roughly $2,900,000.

Based on our business plan for the next 12 months, we will need $4,700,000 to fund our operations.

Given our net working capital plus our freely tradable shares of Petromanas, we do not expect to need additional funding from external sources to cover our monthly burn rate of approximately $267,000 and minimum commitments before July 2011.

In order to continue to implement the geological work program for our projects particularly in Central and East Asia and to finance continuing operations, the Group will require further funds. We expect these funds will be raised through additional equity and/or debt financing. If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition.

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

The accompanying financial data as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 and for the period from inception, May 25, 2004, to June 30, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2010 and December 31, 2009, results of operations for the three and six months ended June 30, 2010 and 2009 and for the period from inception, May 25, 2004, to June 30, 2010, cash flows for the six months ended June 30, 2010 and 2009 and for the period from inception, May 25, 2004, to June 30, 2010 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to June 30, 2010, as applicable, have been made. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

5. CASH AND CASH EQUIVALENTS

				USD (held
	USD (held	USD (held	USD (held	in other	USD TOTAL	USD TOTAL
	in USD)	in EUR)	in CHF)	currencies)	June 30, 2010	Dec 31, 2009
Bank and postal accounts	5,625,345	133	17,924	6,703	5,650,105	804,663
Cash and Cash Equivalents	5,625,345	133	17,924	6,703	5,650,105	804,663

Cash and cash equivalents are available at the Group’s own disposal, and there is no restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

6. TANGIBLE FIXED ASSETS

2010	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	144,196	127,379	47,375	318,950
Additions	1,182	-	-	1,182
Deconsolidation of Manas Adriatic	(27,526)	(37,879)	-	(65,405)
Cost at June 30	117,852	89,500	47,375	254,727

Accumulated depreciation at January 1	(68,088)	(53,077)	(19,593)	(140,758)
Depreciation	(13,155)	(11,901)	(4,738)	(29,794)
Deconsolidation of Manas Adriatic	16,768	12,291	-	29,059
Accumulated depreciation at June 30	(64,474)	(52,687)	(24,331)	(141,493)

Net book value at June 30	53,378	36,813	23,044	113,234

Depreciation expense for the six months period ended June 30, 2010 and 2009 was $29,794 and $62,059, respectively. Depreciation expense for the three months period ended June 2010 and 2009 was $13,585 and $45,563, respectively.

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

On June 2, 2010 we granted stock options to a consultant to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $ 0.80 per share for a term expiring June 2, 2013. The options vest in 12 quarterly installments, subject to proration to account for any partial calendar quarter after the date of the optionee’s stock option agreement, and with each subsequent installment to vest on the first day of each calendar quarter thereafter.

The fair value of all of the options granted during the three and six months period ended June 30, 2010 and June 30, 2009 was determined using the Black-Scholes option pricing model applying the weighted average assumptions noted in the following table:

	Six months period ended		Three months period ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Expected dividend yield	0%	0%	0%	0%
Expected volatility	92%	90%	105%	90%
Risk-free interest rate	1.737%	1.170%	1.060%	1.170%
Expected term (in years)	3.37	2.5	2.5	2.5

The expected volatility is based on a peer group of companies in a similar or the same industry, and with which the Company is of a comparable size and life cycle stage, for a period equal to the expected term of the options. During the six months ended June 30, 2010 and 2009, the weighted average fair value of options granted was $0.58 and $0.14 at the grant date, respectively.

The following table summarizes the Company's stock option activity for the six months ended June 30, 2010:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Shares under	exercise	term	intrinsic
Options	option	price	(years)	value
Outstanding at December 31, 2009	10,150,000	2.12
Cancellation (repricing)	(4,750,000)	4.13
Re-granted (repricing)	4,750,000	0.70
Granted	1,150,000	0.71
Exercised	0
Forfeited or expired	0
Outstanding at June 30, 2010	11,300,000	0.53	4.79	1,452,000
Exercisable at June 30, 2010	6,886,296	0.59	4.60	567,769

For the six months period ended June 30, 2010 and 2009, the Company recorded a total charge of $2,872,529 and $2,780,648 respectively, with respect to equity awards granted under the stock compensation and stock option plans. For the six months period ended June 30, 2010 $2,665,656 and $206,873 were recorded in personnel costs and consulting fees, respectively. In personnel cost included was $1,544,006 related to the incremental fair value of the vested options due to the re-pricing on February 24, 2010. During the comparable period in 2009 stock based compensation expenses of $2,728,375 were recorded in personnel costs and $52,273 in consulting fees.

For the three months ended June 30, 2010 the Company recorded a total charge of $460,368 with respect to equity awards granted under the stock compensation and stock option plans, of which $410,905 was recorded in personnel and $49,463 in consulting fees. For the three months ended June 30, 2009 the Company recorded a total charge of $1,362,457 with respect to equity awards granted under the stock compensation and stock option plans, of which $1,310,184 was recorded in personnel and $52,273 in consulting fees.

A summary of the status of the Company’s non-vested shares as of June 30, 2010 and changes during the period is presented below:

		Weighted-average
Nonvested options	Shares under option	grant date fair value
Nonvested at December 31, 2009	4,838,097	0.35
Granted	1,150,000	0.58
Vested	(1,574,393)	0.79
Forfeited	0	0.00
Nonvested at June 30, 2010	4,413,704	0.26

As of June 30, 2010, there was $1,272,396 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.11 years.

8. DEBENTURE

On April 30, 2008, the Company successfully negotiated a mezzanine tranche of bridge financing and raised $4,000,000 through the issuance of 4,000 debenture notes (Debentures) of $1,000 each and 1,000,000 detachable warrants. The warrants are exercisable to purchase the Company’s unregistered common shares at $2.10 per share and will expire on April 30, 2010. The net proceeds after paying a finder’s fee were $3,790,000. The Debentures bear an interest of 8% per annum payable twice a year (June and December) and are due and payable in full two years from the date of issuance (April 30, 2010). The Debentures can be prepaid along with any unpaid interest at the Company’s request without prepayment premium or penalty. The Debentures can be converted into unregistered common shares at any time on demand of the holder at a conversion price based upon the average price of the 20 days trading price prior to conversion. The conversion price of 2,000 of the Debentures is subject to a floor of $1.00 per share. Interest can be paid in the equivalent amount of unregistered common shares of the Company. If the Company issues shares for proceeds in excess of $40,000,000, then up to 50% of the proceeds are required to be used to pay down the Debentures.

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

For the six month period ended June 30, 2010 we had interest expense on debentures of $78,974 and $217,808 for the comparable period in the previous year. For the three months periods ended June 30, 2010 and 2009 we had interest expense of $0 and $120,543, respectively. At June 30, 2010 and December 31, 2009, the unamortized debt discount relating the Debentures amounted to $0 and $112,821, respectively. To account for the unamortized debt discount prevailing at the date of settlement we have recorded a loss on extinguishment of debenture of $33,847.

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

On April 10, 2009 17,526,881 Warrants from the Warrant A Equity Series granted on April 10, 2007 expired unexercised.

On May 14, 2009 we asked each holder of the Warrants that had a price protection clause to agree to amend their Warrants to delete the price protection clause. As and when any of the holders of these Warrants agree to the proposed amendment, we will provide them with an amended Warrant certificate that shows the price protection clause as having been deleted. As of June 30, 2010, the following Warrant agreements have been amended and, in accordance with FASB ASC 815-40, needed to be reclassified as stockholder’s equity:

					Fair value at date of
Warrant series - expired	# of Warrants	Strike price	Grant date	Expiry date	reclassification
Brokerage Warrant PP # 2	139,958	0.59	July 31, 2007	July 31, 2009	$6,810
Warrant Equity PP2 31-07-2007	3,315,550	0.59	July 31, 2007	July 31, 2009	$199,582
Warrant B Equity PP1	30,598,840	0.59	April 10, 2007	April 10, 2010	$8,101,860
Brokerage Warrant PP # 1	5,880,044	0.59	April 10, 2007	April 10, 2010	$1,930,710
Debenture Warrants	3,114,408	0.59	April 30, 2008	April 30, 2010	$722,288
Total					$10,961,250

On July 31, 2009 7,692,798 Warrants from the Warrant Equity PP2 Series granted on July 31, 2007 expired unexercised.

On July 31, 2009 253,899 Warrants from the Brokerage Warrant PP2 Series granted on July 31, 2007 expired unexercised.

On April 10, 2010 2,357,556 Warrants from the Warrant B Equity PP1 Series granted on April 10, 2007 were exercised and 32,696,207 expired unexercised.

On April 10, 2010 89,831 Warrants from the Brokerage Warrant PP 1 Series granted on April 10, 2010 were exercised and 5,790,213 expired unexercised.

On April 30, 2010 1,384,746 Warrants from the Debenture Warrants Series granted on April 30, 2008 were exercised and 2,174,576 expired unexercised.

As of June 30, 2010 and December 31, 2009, the Company had a total of 4,000,000 and 48,343,129 respectively warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has enough shares of common stock authorized in the event that these warrants are exercised.

The following table summarizes information about the Company’s warrants outstanding as of June 30, 2010:

Warrant series	# of Warrants	Strike price	Grant date	Expiry date
Equity PP3 Sept 2008	4,000,000	0.95	September 1, 2008	September 1, 2010
Total warrants outstanding	4,000,000

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2010:

				Weighted-average
Warrants	Classifed as liability	Classified as equity	# of warrants	exercise price
Outstanding at December 31, 2009	5,581,532	42,911,597	48,493,129	0.62
Reclassification upon amendment of warrant agreement	(681,695)	681,695	-	0.59
Granted	-	-	-
Exercised	(350,763)	(3,481,370)	(3,832,133)	0.59
Forfeited or expired	(4,549,074)	(36,111,922)	(40,660,996)	0.59
Outstanding at June 30, 2010	-	4,000,000	4,000,000	0.95

The fair value of liability classified warrants that were exercised during the three and six months periods ended June 30, 2010 of $72,643 was reclassified to additional paid-in capital.

10. BANK OVERDRAFT/SHORT-TERM LOAN

On December 31, 2009, we had a bank overdraft of $196,828 which is due on demand and free of interest. On March 3, 2010, we have repaid the bank overdraft of $196,828.

On December 3, 2009, as part of ongoing negotiations on the sale of the Albanian assets, Petromanas advanced $917,698 to the Company, which is due on demand and free of interest. In case of a successful closing of the agreement to sell the asset, the amount is considered part of the purchase price consideration. On February 12, 2010 we signed a formal share purchase agreement with WWI Resources LTD. At closing, WWI Resources changed its name to Petromanas Energy Inc. (“Petromanas”, TSXV: PMI). On February 24, 2010, we completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas. As a result of this transaction, the advanced $917,698 were deemed part of the consideration and were recorded as a gain on sale on the income statement.

As of June 30, 2010, we had no outstanding Bank Overdraft/Short-Term Loans.

11. CONTINGENTLY CONVERTIBLE LOAN

On August 18, 2008, the Company issued contingently convertible loans (the “Loans”) with a principal amount of $2,000,000 and disposed of 8% of its interest in its operations in Mongolia related to Blocks 13 and 14 for aggregate proceeds of $2,000,000. The net proceeds after paying finder’s fee were $1,860,000. The Company is responsible for the Loan holder’s share of the exploration costs attributable to Blocks 13 and 14 through phases 1, 2 and 3, hereinafter referred to as the Participation Liability.

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

For the six month period ended June 30, 2010 we had interest expense on contingently convertible loan of $29,893 compared to $65,920 for the comparable previous year period. For the three months periods ended June 30, 2010 and 2009 we had interest expense on contingently convertible loan of $0 and $37,909, respectively. At June 30, 2010 and December 31, 2009, the unamortized debt discount relating the contingently convertible loan amounted to $0 and $113,095, respectively. To account for the unamortized debt discount we have recorded for the six months period ended June 30, 2010 $83,202 and $0 for the comparable period of the previous year, respectively in loss on extinguishment of contingently convertible loan.

12. PROMISSORY NOTE

On December 5, 2008, the Company borrowed $540,646 from four Directors at no discount to the principal amount by selling promissory notes to shareholders (“Shareholder Notes”). The parties agreed that no interest shall accrue on the Shareholder Notes unless the Company breaches the repayment schedule. The repayment of the principal amount of the Shareholder Notes has to occur if the Company raises greater than $1,000,000 in financing or 90 days after written demand for repayment by the Shareholder Notes holder, whichever is first. The Company may also repay any or all principal amount of the Shareholder Notes at any time without notice, bonus or penalty. In the event that the Company fails to make a payment when it is due, the Company will pay interest on the outstanding principal amount of the Shareholder Notes at the rate of 12% per annum until the Shareholder Notes are paid in full. On May 1, 2009, the Company received $1,000,000 in financing. Therefore, as the payment falls due immediately, but so far has not been paid yet, interest is being accrued.

On March 9, 2010, we have fully repaid the principal of $540,646 and a total interest accrued of $54,568. For the six months ended June 30, 2010 and 2009, we recorded $11,198 and $10,665 interest expense.

13. SALE OF MANAS ADRIATIC

On February 12, 2010 we signed a formal share purchase agreement with WWI Resources LTD. At closing, WWI Resources changed its name to Petromanas Energy Inc. (“Petromanas”, TSXV: PMI). On February 24, 2010, we completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas.

As consideration for these shares, DWM Petroleum received CAD$2,000,000 ($1,937,396) in cash on March 3, 2010, $350,000 on May 17, 2010 for compensation of operational expenses in Albania for January and February 2010 and 100,000,000 Petromanas common shares in addition to the $917,723 advanced from Petromanas in December 2009. Pursuant to the purchase agreement, DWM Petroleum is entitled to receive an aggregate of up to an additional 150,000,000 Petromanas common shares as follows:

  100,000,000 Petromanas common shares upon completion of the first well on the Albanian project by Manas Adriatic, or on the date that is 16 months after the Closing Date, whichever occurs first;

  25,000,000 Petromanas common shares if, on or before the tenth anniversary of the Closing Date, Manas Adriatic receives a report prepared pursuant to Canada’s National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities, confirming that the Albanian project has 2P reserves of not less than 50,000,000 barrels of oil (BOE); and

  if, on or before the tenth anniversary of the Closing Date, Manas Adriatic receives a report prepared pursuant to Canada’s National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities, confirming that the Albanian project has 2P reserves in excess of 50,000,000 BOEs, then for each 50,000,000 BOEs over and above 50,000,000 BOEs, Petromanas will be required to issue 500,000 Petromanas common shares to DWM Petroleum to a maximum of 25,000,000 Petromanas common shares.

In addition, at closing Petromanas funded Manas Adriatic with $8,500,000 to be used by Manas Adriatic to repay advances made by DWM Petroleum and its predecessors in respect of the Albanian project.

At closing, Petromanas appointed to its six member board of directors three directors nominated by our company (Michael Velletta, Heinz Scholz and Peter-Mark Vogel). In addition, and also at closing, the board of directors of Petromanas appointed Erik Herlyn (our Chief Executive Officer) and Ari Muljana (our Chief Financial Officer) as the Chief Executive Officer and Chief Financial Officer, respectively, of Petromanas.

Contemporaneously with the completion of its purchase of Manas Adriatic, Petromanas completed a private placement offering in which it sold 100,000,000 of its common shares for gross proceeds of CAD $25,000,000 (approximately $24,518,000). After adjustment for the 100,000,000 common shares issued to DWM Petroleum at the completion of the sale of Manas Adriatic and the 100,000,000 common shares issued in this private placement, Petromanas had 328,231,466 common shares issued and outstanding, of which DWM Petroleum owns 100,000,000, or approximately 30.47% .

We have analyzed whether we have obtained control over Petromanas by considering undiluted and diluted voting interests, board members, executive officers, terms of the exchange of equity interest and the relative size of Petromans and Manas Adriatic. Based on this analysis we concluded that:

  Manas Petroleum Corporation does not have majority voting interest in Petromanas. DWM, a wholly-owned subsidiary of Manas Petroleum Corporation, holds 100,000,000 outstanding shares of Petromanas, and another 100,000,000 shares are issuable at the earlier of 16 months or the completion of the drilling of the first well in Albania, i.e. DWM holds 30.47% or 46.70% of Petromanas. We also determined that Manas shareholders do not represent the majority shareholders.

  Manas Petroleum Corporation does not have a majority in the Board, nor does it have the ability to appoint, elect or remove a Director.

  Two out of three executive officers are current officers of Manas, which due to conflicts of interest are subject to change in near future.

  Regarding the terms of the exchange of equity interests we concluded that no assessment can be made concerning whether or not a significant premium was paid by either party.

  Regarding the relative size of Petromanas and Manas Adriatic, we concluded that both entities are small and have not yet generated any revenue and that neither one of the entities is significantly larger than the other.

Based on the above, Manas Petroleum Corporation did not obtain control over Petromanas.

The transaction therefore is accounted for in accordance with ASC 810-10-40, which results in a de-recognition of the subsidiary Manas Adriatic GmbH in exchange for cash received, liabilities assumed and 200,000,000 of Petromanas common shares issued.

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

Since the shares are held in escrow and are subject to an escrow release schedule, we deem the shares as a Level 2 input for the calculation of the fair value in accordance with ASC 820 (Fair value measurements and disclosures). We apply an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the company has issued.

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

Of the 200,000,000 common shares of Petromanas held by the Group, 10,000,000 were freely tradable as of June 30, 2010. The market value of these freely tradable shares was roughly $2,900,000.

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

A gain on sale of asset is recognized on the statement of operations under non-operating income and is calculated according to ASC 810-10-40 as the difference between the fair value of the consideration received and the carrying amount of Manas Adriatic GmbH’s assets and liabilities resulting in a gain on sale of subsidiary:

		USD
Cash	CAD$ 2,000,000	$1,937,396
Cash Advance Payment		$917,698

Cash Receipt on May 17, 2010	compensation for operational expenses for January and February in Albania to be borne by Petromanas	$350,000

100,000,000 WWI Resources common shares received on March 3, 2010	100,000,000 times quoted market price at February 25, 2010 of CAD$0.30 (dilution of issuable 100,000,000 shares below included) discounted by an effective discount of 16.23%*	CAD$0.30 x 100,000,000
		(USD / CAD : 0.94763 on Feb 25, 2010) on Feb 25, 2010)
		discounted by 16.23%

		$23,815,101

100,000,000 WWI Resources common shares that will be received the latest after 16 months after the Closing date and are not contingent	100,000,000 times quoted market price at February 25, 2010 of CAD$0.30 (dilution of issuable 100,000,000 shares included) discounted by an effective discount of 20.53%*	CAD$0.30 x 100,000,000
		(USD / CAD : 0.94763 on Feb 25, 2010) on Feb 25, 2010)

		discounted by 20.53%
		$22,591,720

50,000,000 WWI Resources common shares which are contingent.	These will be accounted for under ASC 450 that is an acceptable approach under EITF 09-4. As this is a gain contingency it will only be recorded when it can be realized.	$0

Push down of past exploration costs incurred as per agreement		$7,012,222

Forgiveness of IC payables		Total liabilities Manas Adriatic GmbH $(11,949,704)

		Assumed liabilities by Petromanas $8,500,000

		$(3,449,704)
Net liabilities of Manas Adriatic GmbH as of 2/24/2010		$4,676,485

Gain on sale of subsidiary		$57,850,918

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

In the six month period ended June 30, 2010, net cash proceeds from the sale of Manas Adriatic GmbH amounted to the total of CAD $2,000,000 ($1,937,396), $8,500,000 to be used by Manas Adriatic to repay advances made by DWM Petroleum and $350,000 for compensation of operational expenses in Albania for January and February 2010 reduced by $21,586, the cash owned by Manas Adriatic consolidated as of February 24, 2010.

14. INVESTMENT IN PETROMANAS

On February 12, 2010, our wholly-owned subsidiary DWM signed a formal Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas Energy Inc. (“Petromanas”). As a result of this transaction, the Company owns 100,000,000 common shares of Petromanas, received on March 3, 2010, and another 100,000,000 common shares will be received upon completion of the first well on the Albanian project by Manas Adriatic, or on the date that is 16 months after the closing date of the transaction, whichever occurs first.

Pursuant to an Amending Agreement dated May 25, 2010, Petromanas has issued to DWM an additional 100,000,000 common shares. The shares are subject to a hold period expiring June 24, 2011 and bear a legend to that effect.

DWM now has ownership and control over 200,000,000 common shares of Petromanas and the right to acquire a further 50,000,000 common shares upon certain conditions. The 200,000,000 common shares represent 32.36% of the issued and outstanding common shares of Petromanas.

Refer to Note 13 for details on the initial measurement of the shares.

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

Since the shares are held in escrow and are subject to a hold period of four and thirteen months, respectively and an escrow release schedule, we deem the shares a Level 2 input for the calculation of the fair value in accordance with ASC 820 (Fair value measurements and disclosures). We apply an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the company has issued.

The quoted market price of Petromanas on June 30, 2010 was CAD $0.30.

In order to calculate the fair value of our investment in Petromanas we have discounted the market price of the shares based on the escrow release schedule. The effective discount applied on the quoted market price of the restricted shares is 13.8% .

During the six months ended June 30, 2010, we have recorded $2,934,535 unrealized gain on investment in Petromanas. During the three months period ended June, 2010 we expensed $25,878,366 unrealized loss on our investment in Petromanas.

15. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
Company	Country	June 30, 2010	Dec 31, 2009
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
Manas Petroleum AG, Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Vancouver (3)	Canada	32.36%	n/a
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Rep of Tajikistan	90%	90%
Manas Petroleum of Chile Corporation, Victoria (6)	Canada	100%	100%
Manas Management Services Ltd., Nassau (7)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (8)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (9)	Mongolia	84%	84%
Manas Adriatic GmbH, Baar (10)	Switzerland	n/a	100%

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007
(3)	Petroleum Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; equity method investee that is not consolidated
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008
(7)	Founded in 2008
(8)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(9)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC)
(10)	Manas Adriatic GmbH was founded in 2009 by DWM Petroleum AG and sold in 2010.

Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

The following table provides the total amount of transactions, which have been entered into with related parties for the relevant financial period:

Affiliates	Six months period ended		Three months period ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	USD	USD	USD	USD
Management services performed to Petromanas*	(80,382)	-	(80,382)	-
* Services invoiced or accrued and recorded as contra-expense in personnel cost and administrative cost

Board of directors	Six months period ended		Three months period ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	USD	USD	USD	USD
Payments to directors for office rent	12,000	24,923	6,000	(25,226)
Payments to related companies controlled by directors
for rendered consulting services	134,407	190,700	57,699	184,886
Interest on Promissory notes from directors*	4,843	4,612	-	-
Interest on Promissory notes from former directors*	6,355	6,053	-	-

	As of June 30, 2010	As of Dec 31, 2009
	USD	USD
Promissory notes from directors*	-	233,812
Promissory notes from former directors*	-	306,834
* The promissory notes principal and accrued interest were repaid during the first quarter in 2010. No interest accrued prior to May 1, 2009.

16. COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Kyrgyz Republic, Republic of Tajikistan, Chile and Albania)

In the ordinary course of business, the associates, subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile may be subject to legal actions and complaints. Management believes that the ultimate liability, if any, arising from such actions or complaints will not have a material adverse effect on the financial condition or the results of future operations of the associates, subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile.

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

No litigation has been commenced as of June 30, 2010. Manas and IPR are firmly of the view that Energy Focus no longer has any right to join the consortium, as the previously agreed-upon conditions are no longer valid. While Energy Focus has not accepted this position, they have not commenced litigation.

At June 30, 2010, there had been no legal actions against the associates, subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile.

Management believes that the Group, including associates, subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile are in substantial compliance with the tax laws affecting its operations. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

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

	Six months period ended		Three months period ended
Pension expense	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	USD	USD	USD	USD
Net service cost	2,001	14,626	1,000	7,313
Interest cost	3,373	9,376	1,687	4,688
Expected return on assets	(2,615)	(7,037)	(1,307)	(3,511)
Amortization of net (gain)/loss	-	-	-	-
Net periodic pension cost	2,759	16,965	1,380	8,490

During the six months period ended June 30, 2010 and 2009 the Company made cash contributions of $55,021 and approximately $22,200, respectively to its defined benefit pension plan. The company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2010.

18. FAIR VALUE MEASUREMENT

FASB ASC 820 (Prior authoritative literature: SFAS 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities carried at fair value as of June 30, 2010 are classified in one of the three categories as follows:

	Level 1	Level 2	Level 3	Total

Assets
Investment Petromanas (Note 14)	$-	$49,341,355	$-	$49,341,355
Total Assets	$-	$49,341,355	$-	$49,341,355

Liabilities
Warrants (Note 9)	$-	$-	$-	$-
Total Liabilities	$-	$-	$-	$-

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the period ending June 30, 2010:

Balance at January 1, 2010	-
Total gains (losses) realized and unrealized:
Included in earnings	2,934,534	2)
Included in other comprehensive income	-
Purchase, sale, or settlement	46,406,821	1)
Net transfer in / (out) of level 2	-
Balance at June 30, 2010	49,341,355

1) Sale of Manas Adriatic GmbH (refer to Note 13)
2) Recorded in change in fair value of investment in associate (refer to Note 14)

The following table summarizes the changes in the fair value of the Company’s level 3 financial assets and liabilities for the period ending June 30, 2010:

Balance at January 1, 2010	683,305
Total gains (losses) realized and unrealized:
Included in earnings, as a part of change in fair value of warrants	(533,223)	1)
Included in other comprehensive income	-
Purchase, sale, or settlement	(72,643)	2)
Net transfer in / (out) of level 2	(77,439)	3)
Balance at June 30, 2010	-

1) Recorded in Change in fair value of warrants.
2) Recorded in additional paid-in capital due to warrant exercise
3) Reclassification as equity instrument

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

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Six months period ended

	June 30, 2010	June 30, 2009
Basic weighted average shares outstanding	120,701,788	119,051,733
Effect of common stock equivalents*
- stock options and non-vested stock
under employee compensation plans	3,184,496	-
- warrants	5,861,302	-
- contingently convertible loan	-	-
Diluted weighted average shares outstanding*	129,747,586	119,051,733

*For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation

20. SUBSEQUENT EVENT(S)

Effective July 15, 2010, Erik Herlyn, our President, Chief Executive Officer, Secretary and a director of our company, has resigned from his positions of President, Chief Executive Officer and Secretary. There were no disagreements between Mr. Herlyn and our company. Mr. Herlyn continues to serve our company as a member of our board of directors. The termination agreement does not stipulate a severance payment.

Also effective July 15, 2010, we have appointed Peter-Mark Vogel to act as our interim President and Chief Executive Officer.

On July 21, 2010 we cancelled the 150,000 stock options granted on June 2, 2010 and issued 150,000 warrants to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $ 0.80 per share for a term expiring June 2, 2013 instead.

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

As used in this quarterly report, the terms “we”, “us”, and “our” refer to Manas Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, Manas Petroleum AG, a Swiss company, Manas Energia Chile Limitada, a Chilean company, Manas Petroleum of Chile Corporation, a Canadian company, Manas Management Services Ltd., a Bahamian company and its partially owned subsidiary CJSC Somon Oil Company, a Tajikistan company, its 32.36% ownership interest in Petromanas Energy Inc., a Canadian company, and its 25% ownership interest in CJSC South Petroleum Company, a Kyrgyz company, as the context may require.

The following discussion and analysis provides a narrative about our financial performance and condition that should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in this quarterly report.

Overview

We follow a strategy focused on the exploration and development of oil and gas resources in Central and East Asia (Kyrgyz Republic, Republic of Tajikistan and Republic of Mongolia), in the Balkan Region (participation in Petromanas Energy Inc. with activities in Albania) as well as in Latin America (Chile). In terms of the oil and gas industry, we are active in the initial phase of petroleum operations that include generation of prospects and drilling of exploration wells. Our goal is to increase shareholder value through the successful acquisition and exploration of oil and gas resources.

We do not have any known reserves on any of our properties.

We have no operating income yet and, as a result, we might depend upon funding from various sources to continue our operations beyond July 2011 and to implement our growth strategy.

The Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Results of Operations

For the six months period ended June 30, 2010 we had a net income of $55,912,188 as compared to a net loss of $18,925,760 for the comparable period ended June 30, 2009. This increase is mainly due to the gain from the sale of our subsidiary in Albania of $57,850,918 and the difference of the changes in fair value of warrants of $13,935,449 ($533,223 during the six months period ended June 20, 2010 and ($13,402,226) for the corresponding period in 2009). In addition, our investment in Petromanas positively contributed $2,934,535.

For the six months period ended June 30, 2010 our operating expenses decreased to $4,989,167 from $5,043,161 reported for the same period in 2009. This is a decrease of 1% or $53,994. Lower personnel costs were offset by higher exploration costs, increased consulting fees and higher legal, audit and accounting fees.

Personnel costs

For the six months period ended June 30, 2010 personnel costs decreased to $3,038,130 from $3,515,853 for the corresponding period in 2009. This decrease of 14% or $477,723 in the six months period comparison is mainly a result of reduced personnel.

Exploration costs

For the six months ended June 30, 2010 we incurred exploration costs of $612,022 as compared to $331,075 for the corresponding period in 2009. This increase of 85% or $280,947 is mainly attributable to increased exploration activity in Mongolia.

Consulting fees

For the six months ended June 30, 2010 we incurred consulting fees in the amount of $661,019 as compared to consulting fees of $554,130 for the period ended June 30, 2009. This increase of 19% or $106,889 is mainly attributable to a non-cash charge for stock options for a consultant (approximately $140,000).

Administrative costs

For the six months ended June 30, 2010, our administrative costs increased to $648,202 from $580,044. This increase of 12% or $68,158 is primarily due to higher legal, audit and accounting fees paid in the context of the sale of our Albanian assets.

Non-operating income/expense

Non-operating income for the six months ended June 30, 2010 increased to an income of $60,902,760 from an expense of $13,880,663 for the corresponding period in 2009. This increase of $74,783,423 is mainly due to the gain from the sale of our subsidiary in Albania of $57,850,918 and the difference of the changes in fair value of warrants of $13,935,449 ($533,223 during the six months period ended June 30, 2010 and ($13,402,226) for the corresponding period in 2009). In addition, the change in fair value of our investment in Petromanas positively contributed $2,934,535 to non-operating income.

The Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Results of Operations

For the three months period ended June 30, 2010 we had a net loss of $27,099,126 as compared to a net loss of $16,716,121 for the comparable period in 2009. This increase of $10,383,005 is mainly due to a reduction in the fair value of our investment in Petromanas, which accounted for $25,878,366, and the difference in the changes in fair value of warrants of $14,324,372 ($421,981 during the six months period ended June 20, 2010 and ($13,902,391) for the corresponding period in 2009).

For the three months period ended June 30, 2010 our operating expenses decreased to $1,747,206 from $2,532,722 reported for the same period in 2009. This decrease of 31% or $ 785,516 in our total operating expenses is mainly attributable to lower personnel costs and lower consulting fees.

Personnel costs

For the three months period ended June 30, 2010 our personnel costs decreased to $536,937 from $1,652,000 for the corresponding period in 2009. This decrease of 67% or $1,115,063 in the three months period comparison is mainly the consequence of lower charges related to equity awards granted under the stock compensation and stock option plans. For such grants $410,905 were recorded during the quarter ended June 30, 2010 versus $1,310,184 for the comparable period in 2009.

Exploration costs

For the three months ended June 30, 2010 we incurred exploration costs of $548,364 as compared to $66,815 for the corresponding period in 2009. This increase of 821% or $481,549 is mainly attributable to increased exploration activities in Mongolia.

Consulting fees

For the three months ended June 30, 2010 we paid consulting fees in the amount of $243,596 as compared to consulting fees of $427,345 for the period ended June 30, 2009. This decrease of 43% or $183,749 is mainly attributable to the deconsolidation of our assets in Albania which accounted for $143,000 in the comparable period of the previous year.

Administrative costs

For the three months ended June 30, 2010, we recorded administrative costs of $404,724 compared to $340,999 for the three months ended June, 2009. This increase of 19% and $63,725 is mainly attributable to higher legal, audit and accounting fees.

Non-operating income/expense

Non-operating expense for the three months ended June 30, 2010 increased from $14,181,917 for the corresponding period in 2009 to $25,351,525. This increase of $11,169,608 is mainly due to a loss in fair value of our investment in Petromanas of $25,878,366 and the difference in the changes in fair value of warrants of $14,324,372 ($421,981 during the three months period ended June 20, 2010 and ($13,902,391) for the corresponding period in 2009).

Liquidity and Capital Resources

Our cash balance as of June 30, 2010 was $5,650,105. Our total current assets as of June 30, 2010 amounted to $5,984,939 and total current liabilities were $1,481,757 resulting in a net working capital of $4,503,182. In addition, of the 200,000,000 common shares of Petromanas held by us, 10,000,000 were freely tradable as of June 30, 2010. The market value of these freely tradable shares was roughly $2,900,000.

Our capital commitments are disclosed in this quarterly report on Form 10-Q for three and six months ended June 30, 2010 as well as in our annual report on form 10-K for the year ended December 31, 2009. There have been no material changes in these commitments since June 30, 2010.

Operating Activities

Net cash outflow from operating activities of $3,604,551 for the six months ended June 30, 2010 has slightly increased from net cash outflow of $3,579,816 in the comparable period for 2009.

Investing Activities

Net cash inflow from investing activities of $11,640,339 for the six months ended June 30, 2010 has increased from a net cash inflow of $4,976,899 in the comparable period for 2009. This increase is mainly attributable to proceeds from sale of investment of $10,765,810. In the comparable period of the previous year $5,000,939 through the reduction of the bank guarantee in Albania and the reduction of the amount on the escrow account in Mongolia positively affected our cash inflow from investing activities.

Financing Activities

Net cash outflow from financing activities of $3,217,143 for the six months ended June 30, 2010 has changed from a net cash outflow of $220,000 in the comparable period for 2009. During the six months period ended June, 2010 cash outflows resulted from repayment of contingently convertible loans (i.e. $2,000,000), repayment of debentures (i.e. $4,000,000) and repayment of promissory notes to shareholders (i.e. $540,646). In addition, a bank overdraft of $196,154 was settled and proceeds from the exercise of warrants positively affected cash flow from financing activities by $2,260,958.

Cash Flows

	Six Months Ended
	June 30
	2010	2009
Net cash (used in) Operating Activities	$(3,604,551)	$(3,579,816)
Net cash provided by (used in) Investing Activities	$11,640,339	$4,976,899
Net cash provided by (used in) Financing Activities	$(3,217,143)	$(220,000)
Change in Cash and Cash Equivalents During the Period	$4,818,645	$1,177,083

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cash Requirements

According to our business plan we estimate our cash needs for the next 12 months be as follows:

Expense	Amount
Geological & Geophysical	1,500,000
General & Administrative	2,700,000
Financing	-
Legal	300,000
Audit	200,000
Open Commitments	-
Total Expenses planned for next 12 months	4,700,000

As an operator, we have geological and geophysical commitments for the next 12 months in Mongolia amounting to $1,500,000. In Tajikistan the costs for the seismic program are expected to be approximately US $3.0 million; these costs are currently being funded by Santos International Ventures Pty Ltd. ("Santos"), a wholly owned subsidiary of Santos Limited, which is the operator of the project pursuant to a farm out agreement. In the Kyrgyz Republic, the operational costs including seismic are fully carried by Santos. Also, as we are not the operator of the Chilean project, we have no geological or geophysical commitments for that project for the next 12 months. The Albanian investment was sold during the first quarter of 2010 without further financial commitments from us.

Going Concern

The consolidated financial statements have been prepared on the assumption that we will continue as a going concern. For the three and six months ended June 30, 2010, we had a net loss of $27,099,126 and a net income of $55,912,188, respectively. The net loss for the three months period ended June 30, 2010 is mainly attributable to a reduction in the fair value of our investment in Petromanas which accounted for $25,878,366. For the six months period ended June 30, 2010 net income is mainly attributable to the gain from sale of our subsidiary of $57,850,918.

Our accumulated net loss since inception until June 30, 2010 was $9,887,689. Accumulated cash flows used in operating activities since inception until June 30, 2010 amounted to $29,612,938.

Our cash balance as of June 30, 2010 was $5,650,105. Our total current assets as of June 30, 2010 amounted to $5,984,939 and total current liabilities were $1,481,757 resulting in a net working capital of $4,503,182.

In addition, of the 200,000,000 common shares of Petromanas held by the Group, 10,000,000 were freely tradable as of June 30, 2010. The market value of these freely tradable shares was roughly $2,900,000.

Based on our business plan for the next 12 months, we will need $4,700,000 to fund our operations.

Given our net working capital plus our freely tradable shares of Petromanas, we do not expect to need additional funding from external sources to cover our monthly burn rate of approximately $267,000 and minimum commitments before July 2011.

In order to continue our operations beyond July 2011 and execute the strategy to develop our assets, we will require further funds.

Recent Developments

We are primarily focused on our operations in Albania, Kyrgyz Republic, Tajikistan, Mongolia and Chile. Since the end of our most recent fiscal year, following developments have affected these operations.

Albania

On February 24, 2010, we signed a Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic, a wholly owned subsidiary of DWM Petroleum AG, to Petromanas. For further detail, please refer to the Notes 13 and 14 to the financial statements.

During the first half-year of 2010 Petromanas Energy Inc., in which we now hold a 32.36% interest, continued its exploration activities:

The technical team has finalized the planning of the seismic acquisition in block E in Albania.105 km of 2D seismic acquisition is progressing as planned and expected to be completed by October 2010. This is to further determine the structural definition of the West Rova, Rova and Papri prospects and adds to around 1,300 km of existing seismic previously acquired by Albpetrol and Coparex and partially reprocessed by DWM Petroleum AG. The new seismic fulfils the minimum work commitment of the first exploration period of the production sharing contract for blocks D and E. We have released an updated tender for this work based on the tender issued in 2008 for seismic in blocks A and B. Several scouting trips were undertaken in order to trace the lines and to define the technology to be applied.

In addition we have prepared a seismic program for blocks 2 and 3 in order to further determine the structural definition of the South Shpiragu 1, South Shpiragu 2 prospects and the Krasi lead.

The new seismic in blocks 2 and 3 is expected to be tied to the existing Shpiragu well in order to allow a time-depth correlation of the South Shpiragu prospects.

Kyrgyz Republic

The closed Joined Stock Company, South Petroleum Company, in which we hold a 25% participating interest, continued its geological studies within their five license areas.The operations during the second quarter of 2010 can be summarized as follows:

  Safety: zero lost time injuries
  Kyrgyzstan drilling manager in-country
  Scouting of proposed drill location (Ala Buka West #1)
  Drilling program road and bridge audit
  Conducted drill rig tender
  Conducted drill rig audits
  Conducted expression of interest and received preliminary quotes for site construction services
  Received quotes for long lead items (casing, wellheads, liner hangers)
  Preparation of service contracts
  Drill well planning for Ala Buka West#1 (prop), North Auchi #1 (prop):
    Geological and geophysical prognosis
    Hazard assessment
    Evaluation program
    Engineering well design
    Preliminary well budget
  Processing of 20 km seismic acquired in the Tuzluk license area
  Reprocessing of 2007-2008 seismic into 2010 dataset in Tuzluk license area
  Interpretation and integration of new seismic into mapping in Tuzluk license area
  Co-ordinated aid donation to Osh Relief fund, on behalf of international business community

Following the deadly ousting of the Bakiyev government on April 8, 2010, amidst claims of widespread  abuse of power and corruption, an interim government led by Roza Otunbayeva (former Soviet Minister to Malaysia, Kyrgyz Foreign Minister to US, Canada and Britain), assumed control in the Kyrgyz Republic. Former President Bakiyev signed an official resignation letter on April 15, 2010, and left the country, after unsuccessful attempts to rally supporters in his home province of Djalalabad in the south of the country (Fergana Basin operations area). Following violent protests in Djalababad on May 19, 2010, and in Batken between May 26, 2010 and May 31, 2010, a state of emergency was declared in Osh following rioting and deadly inter-ethnic clashes on June 10 and 11, 2010. Tensions in the south remain high, the UN and multiple NGOs are active. South Petroleum continues to monitor the security situation in the south. Parliamentary elections are scheduled for October 2010.

Seismic acquisition was successfully acquired in the first quarter of 2010 in the Tuzluk license area, across the border into Tajikistan. We believe that data quality is excellent and objectives relating to definition of the Tuzluk share of the North Auchi prospect are being met. The data was processed through the second quarter of 2010, and final migrations are due in the early third quarter of 2010. Interim interpretation and mapping are on-going.

Preparations for drilling operations were scaled back in the wake of the unrest of the country. In concert with the current situation and the lead time on service tendering and rig, material and services for drilling, we expect that there will be a slight delay concerning the drilling of the proposed Ala Buka West well.

Tajikistan

Somon Oil, in which we hold a 90% interest, contracted the Kazak crew “Dank” to perform a seismic project

  Safety: zero lost time injuries
  Technical database compilation and integration
  Initial preparation of production sharing agreement. Scheduled completion and commencement of negotiations with Tajik government at the end the second quarter of 2010
  2D seismic acquisition in the Novobod-Obchai Kalachi and Northwest license areas, amounted to:
    104 km recorded in March 2010
    105 km recorded in May 2010
    11 km recorded in June 2010 and survey complete (June 4, 2010)
  Processing of complete 342.87 km, 30% complete at the end June. Estimated completion in late August.
  Processing project included reprocessing of ~70 km 2007-2008 seismic into 2010 dataset in southern license area
  Commencement of interpretation and integration of new seismic into mapping; completion of final mapping and prospect and lead definition scheduled for the end of September 2010
  Scouting of proposed drill locations (Chkalovsk #1, North Auchi #1)
  Drill well planning for Chkalovsk #1 (prop), North Auchi #1 (prop):
    Geological and geophysical prognosis
    Preliminary engineering well design
    Preliminary well budget

The seismic acquisition that commencedin the southern license areas (and locally across the Kyrgyz-Tajik border) on February 13, 2010 was completed on June 4, 2010. The survey was conducted safely and performance of the Kazakh contractor, DANK and the local sub-contractor, Tajikgeofizika, was of high standard. We experienced some equipment deficiencies, which we do not expect to experience in the subsequent seismic acquisitions that we may conduct. Unseasonal high rainfall also resulted in some retardation of the schedule. Permitting processes (the survey was conducted during the cropping season) were significantly improved in comparison with the 2007-2008 acquisition, with satisfactory results.

Data quality is generally good to excellent. Objectives relating to definition (to drill ready status) of the Chkalovsk and North Auchi prospects is likely to be met following final processing and mapping, on current indications. Objectives relating to lead definition in the West Digmai area appear disappointing at this stage, however, the same part of the dataset is encouraging with respect to the Yangiabad area (additional prospectivity). Lines additional to the initial program in the northwest license area are of good quality (field data and initial stacks) and have been valuable in terms of the contribution to understanding of the technical issues and prospectivity in the area.

The data was in processing through the second quarter, and final migrations are due late August 2010. Interim interpretation and mapping are on-going.

Preparation of the production sharing agreement is on-going, and scheduled for initial government interactions in the third quarter of 2010. The finalization and ratification of the production sharing agreement is the last hurdle in order for Santos to exercise their farm-in option agreed at the end of June 2007.

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

Mongolia

The team of geologists and geophysicists of the Ulan Bator office has initiated the re-interpretation of existing geological data and is planning an upcoming gravity survey. This is to further define the location of lines for the seismic campaign on blocks 13 and 14 which is expected to consist of around 300 linear km. A plan for environmental protection and restoration to be approved by the Ministry of Environment is currently prepared.

Data from total 451 existing wells drilled in Zuunbayan and Tsagaan Els oil fields area and in prospects were collected. All well data was translated from Russian and Mongolian into English for the analysis by international experts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 21, 2010 we cancelled stock options to purchase an aggregate of 150,000 shares of our common stock granted to a consultant on June 2, 2010 and issued warrants to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $0.80 per share for a term expiring June 2, 2013 instead. The warrants vest in quarterly installments equal to one-twelfth of the total number of warrants; subject, however, to proration to account for any partial calendar quarter at the beginning of the vesting period. The first installment became exercisable on July 1, 2010 and each subsequent installment becomes exercisable on the first day of each successive calendar quarter thereafter. We issued these warrants to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated pursuant to the Securities Act of 1933.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

We entered into a termination agreement dated July 31, 2010 with Erik Herlyn, one of our directors and our former President, Chief Executive Officer and Secretary, which terminated the employment agreement dated June 25, 2007 between Mr. Herlyn and us.

Item 6. Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2003)
3.2	Certificate of Amendment to Articles of Incorporation of Express Systems Corporation filed on April 2, 2007 (changing name to Manas Petroleum Corporation) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
3.3	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 15, 2009)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
4.2	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Form of Warrant B to Purchase Manas Petroleum Corporation Common Stock (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.3	Yaroslav Bandurak employment agreement, dated April 1, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.4	Farm-In Agreement, dated April 10, 2007 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.5	2007 Omnibus Stock Option Plan (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.6	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
10.7	Form of Warrants (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
10.8	Form of Subscription Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
10.9	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
10.10	Form of Securities Purchase Agreement, Including the Form of the Warrant (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 15, 2008)

Exhibit Number	Description
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

10.41	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.42	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.43	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.44*	Termination Agreement dated July 31, 2010 with Erik Herlyn

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(21)	Subsidiaries
21.1	Subsidiaries of Manas Petroleum Corporation
CJSC Somon Oil, Dushanbe, Tajikistan, 90% interest
DWM Petroleum A.G., Switzerland, 100% interest
Manas Petroleum A.G., Switzerland, 100% interest
Manas Energia Limitada, Chile, 100% interest
Manas Petroleum of Chile Corporation, Canada, 100% interest
Manas Management Services Ltd., Bahamas, 100% interest
Gobi Energy Partners, Mongolia, 84% interest
Petromanas Energy Inc., British Columbia, Canada, 32.36% interest
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

MANAS PETROLEUM CORPORATION

By /s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2010

By /s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)

Date: August 13, 2010