Form 10-Q
period 2010-09-30
MANAS PETROLEUM Corp
filed 2010-11-15
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
122,983,866 shares of common stock as of November 12, 2010.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	09.30.2010	12.31.2009
	USD	USD
ASSETS

Cash and cash equivalents	3,318,465	804,663
Restricted cash	98,511	908,888
Accounts receivable	46,993	60,611
Prepaid expenses	522,647	450,372
Total current assets	3,986,616	2,224,534

Debt issuance costs	-	112,619
Tangible fixed assets	100,038	178,191
Investment in associate	238,304	238,304
Investment in associate (Petromanas)	60,041,939	-
Total non-current assets	60,380,281	529,114

TOTAL ASSETS	64,366,898	2,753,648

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Accounts payable	211,166	610,581
Bank overdraft	-	196,154
Short-term loan	-	917,698
Promissory notes to shareholders	-	540,646
Contingently convertible loan	-	1,886,905
Debentures	-	3,887,179
Warrant liability	-	683,305
Accrued expenses Exploration costs	-	713,992
Accrued expenses Professional fees	100,576	220,449
Accrued expenses Interest	-	82,749
Other accrued expenses	62,838	13,673
Refundable deposits	53,962	-
Total current liabilities	428,543	9,753,331

Pension liabilities	29,504	29,504
Total non-current liabilities	29,504	29,504

TOTAL LIABILITIES	458,047	9,782,835

Temporary equity (common stock USD 0.001 par value, 14'144'993 and 0 shares, respectively)	5,516,547	-

Common stock (300,000,000 shares authorized, USD 0.001 par value, 122'983'866 and 119'051'733 shares, respectively, issued and outstanding)	122,984	119,052
Additional paid-in capital	49,419,525	49,532,367
Retained earnings/(deficit accumulated during the exploration stage)	8,798,794	(56,731,607)
Accumulated other comprehensive income / (loss)
Currency translation adjustment	51,001	51,001
Total shareholders' equity/(deficit)	58,392,304	(7,029,187)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	64,366,898	2,753,648

MANAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the three months ended		For the nine months ended		Period from
05.25.2004
(Inception) to
	09.30.2010	09.30.2009	09.30.2010	09.30.2009	09.30.2010
	USD	USD	USD	USD	USD
OPERATING REVENUES

Other revenues	-	-	-	-	1'375'728
Total revenues	-	-	-	-	1'375'728

OPERATING EXPENSES
Personnel costs	(255'045)	(1'080'601)	(3'293'175)	(4'596'455)	(25'350'402)
Exploration costs	(268'345)	(539'468)	(880'367)	(870'544)	(7'972'883)
Depreciation	(13'195)	(14'780)	(42'989)	(76'839)	(210'185)
Consulting fees	(277'948)	(208'182)	(938'967)	(762'312)	(8'833'087)
Administrative costs	(295'737)	(539'821)	(943'939)	(1'119'864)	(12'831'647)
Total operating expenses	(1'110'270)	(2'382'852)	(6'099'437)	(7'426'013)	(55'198'205)

Gain from sale of investment	-	-	-	-	3'864'197
Loss from sale of investment	-	-	-	-	(900)
OPERATING INCOME/(LOSS)	(1'110'270)	(2'382'852)	(6'099'437)	(7'426'013)	(49'959'181)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	31'175	44'820	57'971	180'329	203'116
Changes in fair value of warrants	-	2'809'589	533'223	(10'592'637)	(10'441'089)
Warrants issuance expense	-	-	-	-	(9'439'775)
Gain from sale of subsidiary	-	-	57'850'918	-	57'850'918
Change in fair value of investment in associate	10'700'583	-	13'635'118	-	13'635'118
Interest income	728	28'310	1'180	75'122	598'651
Interest expense	(3'379)	(366'736)	(329'494)	(1'027'494)	(2'565'694)
Loss on extinguishment of debt	-	-	(117'049)	-	(117'049)
Income/(Loss) before taxes and equity in net loss of associate	9'618'837	133'131	65'532'430	(18'790'693)	(234'984)

Income taxes	(624)	(356)	(2'028)	(2'292)	(9'969)
Equity in net loss of associate	-	-	-	-	(24'523)
Net income/(loss)	9'618'213	132'775	65'530'401	(18'792'985)	(269'476)

Net income / (loss) attributable to non-controlling interest	-	-	-	-	(18'700)
Net income/(loss) attributable to Manas	9'618'213	132'775	65'530'401	(18'792'985)	(288'176)

Currency translation adjustment attributable to Manas	-	-	-	-	51'001
Net comprehensive income/(loss) attributable to Manas	9'618'213	132'775	65'530'401	(18'792'985)	(237'175)

Net comprehensive loss attributable to non-controlling interest	-	-	-	-	18'700
Net comprehensive income/(loss)	9'618'213	132'775	65'530'401	(18'792'985)	(218'475)

Weighted average number of outstanding shares (basic)	122'901'257	119'051'733	121'343'884	119'051'733	108'784'786
Weighted average number of outstanding shares (diluted)	124'729'875	121'242'439	125'678'549	119'051'733	108'784'786

Basic earnings / (loss) per share attributable to Manas	0.08	0.00	0.54	(0.16)	(0.00)
Diluted earnings / (loss) per share attributable to Manas	0.08	0.00	0.52	(0.16)	(0.00)

MANAS PETROLEUM CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the nine months ended		Period from
05.25.2004
(Inception) to
	09.30.2010	09.30.2009	09.30.2010
	USD	USD	USD
OPERATING ACTIVITIES

Net income/(loss)	65'530'401	(18'792'985)	(269'476)

To reconcile net income/(loss) to net cash used
in operating activities

Gain from sale of subsidiary	(57'850'918)	-	(57'850'918)
Gain from sale of investment	-	-	(3'864'197)
Loss from sale of investment	-	-	900
Change in fair value of investment in associate	(13'635'119)	-	(13'635'119)
Equity in net loss of associate	-	-	24'523
Depreciation	42'989	76'839	210'185
Amortization of debt issuance costs	112'619	97'270	349'910
Warrant issuance expense / (income)	(533'223)	10'592'637	19'880'864
(Decrease) / increase in participation liabilities	-	(432'564)	-
Exchange differences	(57'971)	(180'329)	(203'115)
Non cash adjustment to exploration costs	(204'753)	-	(204'753)
Non cash interest income	(25'619)	-	(25'619)
Interest expense on contingently convertible loan	29'893	105'933	236'798
Loss on extinguishment of contingently convertible loan	83'202	-	83'202
Interest expense on debentures	78'974	326'609	764'142
Loss on extinguishment of debentures	33'847	-	33'847
Stock-based compensation	2'996'596	3'604'815	24'508'711
Decrease / (increase) in receivables and prepaid expenses	(60'633)	(206'204)	(566'421)
(Decrease) / increase in accounts payables	(372'462)	28'263	(298'203)
(Decrease) / increase in accrued expenses	(865'464)	(242'887)	89'207
Change in pension liability	-	-	29'504
Cash flow (used in) / from operating activities	(4'697'640)	(5'022'603)	(30'706'027)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(1'182)	(28'414)	(425'611)
Sale of tangible fixed assets and computer software	-	-	79'326
Proceeds from sale of investment	10'765'810	-	14'765'810
Decrease / (increase) restricted cash	810'724	4'932'325	(98'165)
Acquisition of investment in associate	-	-	(67'747)
Cash flow (used in) / from investing activities	11'575'352	4'903'911	14'253'613

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80'019
Issuance of units	-	-	15'057'484
Issuance of contingently convertible loan			1'680'000
Issuance of debentures			3'760'000
Issuance of promissory notes to shareholders			540'646
Repayment of contingently convertible loan	(2'000'000)	-	(2'000'000)
Repayment of debentures	(4'000'000)	-	(4'000'000)
Repayment of promissory notes to shareholders	(540'646)	-	(540'646)
Issuance of warrants	-	-	670'571
Proceeds from exercise of warrants	2'260'958	-	2'260'958
Cash arising on recapitalization	-	-	6'510
Shareholder loan repaid	-	-	(3'385'832)
Shareholder loan raised	-	-	4'653'720
Repayment of bank loan	-	(1'220'000)	(2'520'000)
Increase in bank loan	-	1'300'000	2'520'000
Increase in short-term loan	-	-	917'698
Payment of debt issuance costs	-	-	(279'910)
(Decrease) / increase in bank overdraft	(196'154)	-	-
Increase / (decrease) in refundable deposits	53'962	-	53'962
Cash flow (used in) / from financing activities	(4'421'880)	80'000	19'475'180

Net change in cash and cash equivalents	2'455'832	(38'692)	3'022'766

Cash and cash equivalents at the beginning of the period	804'663	225'993	-
Currency translation effect on cash and cash equivalents	57'971	67'187	295'700
Cash and cash equivalents at the end of the period	3'318'465	254'487	3'318'465

Supplement schedule of non-cash investing and financing activities:

Forgiveness of debt by major shareholder	-	-	1'466'052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193'003
Warrants issued to pay placement commission expenses	-	-	2'689'910
Debenture interest paid in common shares	-	-	213'479
Forgiveness of advance payment from Petromanas Energy Inc.	917'698	-	917'698
Initial fair value of shares of investment in Petromanas	46'406'821	-	46'406'821
Forgiveness of receivable due from Manas Adriatic GmbH	(3'449'704)	-	(3'449'704)

MANAS PETROLEUM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid- in capital	Deficit accumulated during the development stage	Accumulated Other Compre- hensive Income (Loss)	Total share- holders' equity / (deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction	20,110,400	20,110	(356,732)	-	-	(336,622)
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289
Private placement of Units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997
Private placement of Units	10,709	11	(11)	-	-	-
Private placement of Units, issued for cash	825,227	825	3,521,232	-	-	3,522,057
Currency translation adjustment	-	-	-	-	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)
Balance December 31, 2007	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870

Balance January 1, 2008	112,156,488	112,156	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	9,787,978	-	-	9,790,874
Private placement of Units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429
Issuance of warrants	-	-	10,110,346	-	-	10,110,346
Beneficial Conversion Feature	-	-	557,989	-	-	557,989
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)
Net loss for the period	-	-	-	(30,296,106)	-	(30,296,106)
Balance December 31, 2008	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)

Balance January 1, 2009	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)
Adoption of ASC 815-40	-	-	(9,679,775)	9,086,971	-	(592,804)
Reclassification warrants	-	-	10,883,811	-	-	10,883,811
Stock-based compensation	-	-	4,475,953	-	-	4,475,953
Currency translation adjustment	-	-	-	-	7,679	7,679
Net loss for the year	-	-	-	(21,618,015)	-	(21,618,015)
Balance December 31, 2009	119,051,733	119,052	49,532,367	(56,731,607)	51,001	(7,029,187)

Balance January 1, 2010	119,051,733	119,052	49,532,367	(56,731,607)	51,001	(7,029,187)
Exercise of warrants	3,832,133	3,832	2,257,127	-	-	2,230,959
FV adjustment of exercised warrants	-	-	72,643	-	-	72,643
Reclassification warrants	-	-	77,439	-	-	77,439
Stock-based compensation	100,000	100	2,996,496	-	-	2,996,596
Redeemable shares	-	-	(5,516,547)	-	-	(5,516,547)
Currency translation adjustment	-	-	-	-	-	-
Net income for the period	-	-	-	65,530,401	-	65,530,401
Balance September 30, 2010	122,983,866	122,984	49,419,525	8,798,794	51,001	58,392,304

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (“Group”) for the three and nine-month period ended September 30, 2010 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Group's Annual Report on Form 10-K for the year ended December 31, 2009.

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

On February 12, 2010 we signed a formal purchase agreement with WWI Resources LTD. At closing, on February 24, 2010, WWI Resources changed its name to Petromanas Energy Inc. (“Petromanas”, TSX-V: PMI). With the closing, DWM completed the sale of all of the issued and outstanding shares of Manas Adriatic GmbH (“Manas Adriatic”) to Petromanas. Manas Adriatic is the owner of three on-shore oil and gas production sharing contracts containing six licenses located in Albania. As consideration for these shares, DWM received CAD$2,000,000 ($1,937,396) in cash on March 3, 2010, $350,000 on May 17, 2010 for compensation of operational expenses in Albania for January and February 2010 and 100,000,000 Petromanas common shares, in addition to the $917,723 advanced from Petromanas in December 2009. Pursuant to the purchase agreement, DWM Petroleum is entitled to receive an aggregate of up to an additional 150,000,000 Petromanas common shares as follows:

–	100,000,000 Petromanas common shares upon completion of the first well on the Albanian project by Manas Adriatic, or on the date that is 16 months after the Closing Date, whichever occurs first;

–

25,000,000 Petromanas common shares if, on or before the tenth anniversary of the Closing Date, Manas Adriatic receives a report prepared pursuant to Canada’s National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities, confirming that the Albanian project has 2P reserves of not less than 50,000,000 barrels of oil (BOE); and

–

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

On May 25, 2010, Petromanas issued to DWM Petroleum AG pursuant to the amended share purchase agreement an additional 100,000,000 Petromanas common shares. DWM now has ownership and control over 200,000,000 Petromanas common shares and the right to acquire a further 50,000,000 common shares of Petromanas according to the conditions described above. The 200,000,000 common shares represent 32.29% of the issued and outstanding common shares of Petromanas.

The Group follows a strategy focused on the exploration and development of oil and gas resources in Central and East Asia (Kyrgyz Republic, Republic of Tajikistan and Republic of Mongolia) and in the Balkan Region (participation in Petromanas Energy Inc. with activities in Albania).

2. GOING CONCERN

The condensed consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern.

Our cash balance as of September 30, 2010 was $3,318,465.

In addition to our cash balance, of the 200,000,000 common shares of Petromanas held by the Group, 25,000,000 were freely tradable as of September 30, 2010. The quoted market price of Petromanas shares on September 30, 2010 was CAD 0.35. Hence, the market value of the freely tradable shares was over $8,000,000.

Based on our business plan for the next 12 months, we will need $8,280,000 to fund our operations.

Given our net working capital plus our freely tradable shares of Petromanas, we do not expect to need additional funding from external sources to cover our monthly burn rate of approximately $265,000 and minimum commitments before October 2011.

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

The accompanying financial data as of September 30, 2010 and December 31, 2009 and for the three and nine-month periods ended September 30, 2010 and 2009 and for the period from inception, May 25, 2004, to September 30, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2010 and December 31, 2009, results of operations for the three and nine-month period ended September 30, 2010 and 2009 and for the period from inception, May 25, 2004, to September 30, 2010, cash flows for the nine-month periods ended September 30, 2010 and 2009 and for the period from inception, May 25, 2004, to September 30, 2010 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to September 30, 2010, as applicable, have been made. The results of operations for the three and nine-month period ended September 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on our results of operation or our financial position.

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

5. CASH AND CASH EQUIVALENTS

				USD (held
	USD (held	USD (held	USD (held	in other	USD TOTAL	USD TOTAL
	in USD)	in EUR)	in CHF)	currencies)	Sept 30, 2010	Dec 31, 2009
Bank and postal accounts	3'282'882	302	9'790	25'492	3'318'465	804'663
Cash and Cash Equivalents	3'282'882	302	9'790	25'492	3'318'465	804'663

Cash and cash equivalents are available at the Group’s own disposal, and there is no restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

6. TANGIBLE FIXED ASSETS

2010	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	144'196	127'379	47'375	318'950
Additions	1'182	-	-	1'182
Deconsolidation of Manas Adriatic	(27'526)	(37'879)	-	(65'405)
Cost at September 30	117'852	89'500	47'375	254'727

Accumulated depreciation at January 1	(68'088)	(53'077)	(19'593)	(140'758)
Depreciation	(18'574)	(17'308)	(7'107)	(42'989)
Deconsolidation of Manas Adriatic	16'768	12'291	-	29'059
Accumulated depreciation at September 30	(69'894)	(58'094)	(26'700)	(154'689)

Net book value at September 30	47'958	31'406	20'675	100'038

Depreciation expense for the nine-month period ended September 30, 2010 and 2009 was $42,989 and $76,839, respectively. Depreciation expense for the three-month period ended September 2010 and 2009 was $13,585 and $14,780, respectively.

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

On June 2, 2010 we granted stock options to a consultant to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $ 0.80 per share for a term expiring June 2, 2013. The options vest in 12 quarterly installments, subject to proration to account for any partial calendar quarter after the date of the optionee’s stock option agreement, and with each subsequent installment to vest on the first day of each calendar quarter thereafter. On July 21, 2010, the consultant ceased to act as a consultant of the company, his options were cancelled and we issued 150,000 warrants with the same terms instead.

On September 14, 2010 we granted to one of our employees according to an employment agreement dated May 1, 2010 100,000 vested shares of our common stock, which are subject to a hold period until May 1, 2011. On the first day of anniversary date beginning with May 1, 2011, he is to receive an additional 100,000 vested shares of our common stock until 2014. On May 1, 2015, he is to receive 200,000 vested shares of our common stock. All granted shares are subject to one-year hold period from the date of each grant.

As of September 16, 2010, we granted stock options to a director to purchase 500,000 shares of our common stock at an exercise price of $0.52 per share and 500,000 shares of our common stock at an exercise price of $0.65 per share until September 16, 2020. The options vest in 12 quarterly installments, subject to proration to account for any partial calendar quarter after the date of the optionee’s stock option agreement, and with each subsequent installment to vest on the first day of each calendar quarter thereafter.

On September 16, 2010 the term of a director elapsed. His non-vested options forfeited with that date and his vested options (i.e. 923,356 options with an exercise price of $0.26 and 400,000 options with an exercise price of $0.70) remain exercisable for 90 days and expire on December 16, 2010.

The fair value of all of the options granted during the three and nine-month periods ended September 30, 2010 and September 30, 2009 was determined using the Black-Scholes option pricing model applying the weighted average assumptions noted in the following table:

	Nine months period ended		Three months period ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Expected dividend yield	0%	0%	0%	0%
Expected volatility	89%	87%	85%	75%
Risk-free interest rate	1.735%	1.463%	1.825%	2.750%
Expected term (in years)	4.59	3.1	6	6

The expected volatility is based on a peer group of companies in a similar or the same industry, and with which the Company is of a comparable size and life cycle stage, for a period equal to the expected term of the options. During the nine-month periods ended September 30, 2010 and 2009, the weighted average fair value of options granted was $0.48 and $0.16 at the grant date, respectively.

The following table summarizes the Company's stock option activity for the nine-month period ended September 30, 2010:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Shares under	exercise	term	intrinsic
Options	option	price	(years)	value
Outstanding at December 31, 2009	10'150'000	2.12
Cancellation (repricing)	(4'750'000)	4.13
Re-granted (repricing)	4'750'000	0.70
Granted	2'150'000	0.65
Reclassified as warrants	(150'000)	0.80
Exercised	0
Forfeited or expired	(1'076'645)	0.26
Outstanding at September 30, 2010	11'073'355	0.53	4.92	1'291'000
Exercisable at September 30, 2010	7'403'104	0.58	3.72	598'117

For the nine-month periods ended September 30, 2010 and 2009, the Company recorded a total charge of $2,996,596 and $3,604,815 respectively, with respect to equity awards granted under the stock compensation and stock option plans. For the nine-month period ended September 30, 2010 $2,740,137 and $256,459 were recorded in personnel costs and consulting fees, respectively. In personnel cost included was $1,544,006 related to the incremental fair value of the vested options due to the re-pricing on February 24, 2010. During the comparable period in 2009 stock based compensation expenses of $3,532,685 were recorded in personnel costs and $72,130 in consulting fees.

For the three-month period ended September 30, 2010 the Company recorded a total charge of $124,067 with respect to equity awards granted under the stock compensation and stock option plans, of which $74,481 was recorded in personnel and $49,586 in consulting fees. For the three-month period ended September 30, 2009 the Company recorded a total charge of $804,310 with respect to equity awards granted under the stock compensation and stock option plans, of which $784,453 was recorded in personnel and $19,857 in consulting fees.

A summary of the status of the Company’s non-vested options as of September 30, 2010 and changes during the period is presented below:

		Weighted-average
Nonvested options	Shares under option	grant date fair value
Nonvested at December 31, 2009	4'838'097	0.35
Granted	2'150'000	0.48
Vested	(2'097'391)	0.65
Reclassified as warrants	(143'810)	0.14
Forfeited	(1'076'645)	0.37
Nonvested at September 30, 2010	3'670'251	0.32

A summary of the status of the Company’s share grants as of September 30, 2010 and changes during the period is presented below:

		Weighted-average grant
Nonvested shares	Shares	date fair value
Nonvested at December 31, 2009	-	-
Granted	700,000	0.36
Vested	(100,000)	0.36
Forfeited	-	-
Nonvested at September 30, 2010	600,000	0.36

As of September 30, 2010, there was $1,401,231 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.74 years.

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

For the nine month period ended September 30, 2010 we had interest expense on debentures of $78,974 and $326,609 for the comparable period in the previous year. For the three-month periods ended September 30, 2010 and 2009 we had interest expense of $0 and $108,801, respectively. At September 30, 2010 and December 31, 2009, the unamortized debt discount relating the Debentures amounted to $0 and $224,852, respectively. To account for the unamortized debt discount prevailing at the date of settlement we have recorded a loss on extinguishment of debenture of $33,847.

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

					Fair value at date of
Warrant series - expired	# of Warrants	Strike price	Grant date	Expiry date	reclassification
Brokerage Warrant PP # 2	139'958	0.59	July 31, 2007	July 31, 2009	$6'810
Warrant Equity PP2 31-07-2007	3'315'550	0.59	July 31, 2007	July 31, 2009	$199'582
Warrant B Equity PP1	30'598'840	0.59	April 10, 2007	April 10, 2010	$8'101'860
Brokerage Warrant PP # 1	5'880'044	0.59	April 10, 2007	April 10, 2010	$1'930'710
Debenture Warrants	3'114'408	0.59	April 30, 2008	April 30, 2010	$722'288
Total					$10'961'250

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

On July 31, 2009 253,899 Warrants from the Brokerage Warrant PP2 Series granted on July 31, 2007 expired unexercised.

On April 10, 2010 2,357,556 Warrants from the Warrant B Equity PP1 Series granted on April 10, 2007 were exercised and 32,696,207 expired unexercised.

On April 10, 2010 89,831 Warrants from the Brokerage Warrant PP 1 Series granted on April 10, 2010 were exercised and 5,790,213 expired unexercised.

On April 30, 2010 1,384,746 Warrants from the Debenture Warrants Series granted on April 30, 2008 were exercised and 2,174,576 expired unexercised.

On September 1, 2010 4,000,000 Warrants from the Equity PP3 Series granted on September 1, 2008 expired unexercised.

On June 2, 2010, we granted a consultant, stock options to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $0.80 per share for a term expiring June 2, 2013 in consideration for the consulting services provided by him. On July 21, 2010, the consultant ceased to act as a consultant of the company. His options were cancelled and we issued 150,000 warrants with the same terms instead.

As of September 30, 2010 and December 31, 2009, the Company had 150,000 respectively 48,343,129 warrants outstanding to purchase common stock.

The following table summarizes information about the Company’s warrants outstanding as of September 30, 2010:

Warrant series	# of Warrants	Strike price	Grant date	Expiry date
Grant	150'000	0.8	June 2, 2010	June 2, 2013
Total warrants outstanding	150'000

The following table summarizes the Company’s warrant activity for the nine-month period ended September 30, 2010:

	Classifed as	Classified as		Weighted-average
Warrants	liability	equity	# of warrants	exercise price
Outstanding at December 31, 2009	5'581'532	42'911'597	48'493'129	0.62
Reclassification upon amendment of
warrant agreement	(681'695)	681'695	-	0.59
Granted	-	150'000	150'000	0.80
Exercised	(350'763)	(3'481'370)	(3'832'133)	0.59
Forfeited or expired	(4'549'074)	(40'111'922)	(44'660'996)	0.59
Outstanding at September 30, 2010	-	150'000	150'000	0.80

The fair value of liability classified warrants that were exercised during the three and nine-month periods ended September 30, 2010 of $72,643 was reclassified to additional paid-in capital.

In connection with the warrants granted on July 21, 2010 we expensed during the three-month period ended September 30, 2010 $39,839 as consultant expense (included in stock based compensation).

For the three-month periods ended September 30, 2010 and 2009 we recorded in warrants expense $0 and $2,809,589 respectively.

For the nine-month periods ended September 30, 2010 and 2009 we recorded in warrants expense $533,223 and $(10,592,637) respectively.

10. BANK OVERDRAFT/SHORT-TERM LOAN

On December 31, 2009, we had a bank overdraft of $196,828 which is due on demand and free of interest. On March 3, 2010, we have repaid the bank overdraft of $196,828.

On December 3, 2009, as part of ongoing negotiations on the sale of the Albanian assets, Petromanas advanced $917,698 to the Company, which is due on demand and free of interest. In case of a successful closing of the agreement to sell the asset, the amount is considered part of the purchase price consideration. On February 12, 2010 we signed a formal share purchase agreement with WWI Resources LTD. At closing, WWI Resources changed its name to Petromanas Energy Inc. (“Petromanas”, TSXV: PMI). On February 24, 2010, we completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas. As a result of this transaction, the advanced $917,698 was deemed part of the consideration and was recorded as a gain on sale on the income statement.

As of September 30, 2010, we had no outstanding Bank Overdraft/Short-Term Loans.

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

For the nine month period ended September 30, 2010 we had interest expense on contingently convertible loan of $29,893 compared to $105,933 for the comparable previous year period. For the three-month periods ended September 30, 2010 and 2009 we had interest expense on contingently convertible loan of $0 and $40,013, respectively. At September 30, 2010 and December 31, 2009, the unamortized debt discount relating the contingently convertible loan amounted to $0 and $113,095, respectively. To account for the unamortized debt discount we have recorded for the nine-month period ended September 30, 2010 $83,202 and $0 for the comparable period of the previous year, respectively in loss on extinguishment of contingently convertible loan.

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

For the nine-month periods ended September 30, 2010 and 2009, we recorded $11,198 and $27,017 interest expense.

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

We reached this conclusion based on an assessment on the following criteria:

–	The shares are traded in a foreign market of breadth and scope comparable to the OTCBB, which according to ASC 820 provides readily determinable fair value for equity securities;
–	Bid/ask-spreads are narrow; and
–	Trading activity is regular and frequent.

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

Of the 200,000,000 common shares of Petromanas held by the Group, 25,000,000 were freely tradable as of September 30, 2010. The market value of these freely tradable shares was over $8,000,000.

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

A gain on sale of asset is recognized on the statement of operations under non-operating income and is calculated according to ASC 810-10-40 as the difference between the fair value of the consideration received and the carrying amount of Manas Adriatic GmbH’s assets and liabilities resulting in a gain on sale of subsidiary:

USD
Cash	CAD $2,000,000	$1'937'396
Cash Advance Payment		$917'698
Cash Receipt on May 17, 2010	compensation for operational expenses for January and February in Albania to be borne by Petromanas	$350'000
100,000,000 WWI Resources common shares received on March 3, 2010	100,000,000 times quoted market price at February 25, 2010 of CAD $0.30 (dilution of issuable 100,000,000 shares below included) discounted by an effective discount of 16.23%*	CAD $0.30 x 100,000,000 (USD/CAD:0.94763 on Feb 25, 2010) on Feb 25, 2010) discounted by 16.23% $23'815'101
100,000,000 WWI Resources common shares that will be received the latest after 16 months after the Closing date and are not contingent	100,000,000 times quoted market price at February 25, 2010 of CAD $0.30 (dilution of issuable 100,000,000 shares included) discounted by an effective discount of 20.53%*	CAD$0.30x100,000,000 (USD/CAD:0.94763 on Feb 25, 2010) on Feb 25, 2010) discounted by 20.53% $22'591'720
50,000,000 WWI Resources common shares which are contingent.	These will be accounted for under ASC450 that is an acceptable approach under EITF09–4. As this is again contingency it will only be recorded when it can be realized.	$0
Push down of past explorationc osts incurred as per agreement		$7'012'222
Forgiveness of IC payables		Total liabilities Manas Adriatic GmbH $(11,949,704) Assumed liabilities by Petromanas $8,500,000 $(3'449'704)
Net liabilities of Manas Adriatic GmbH as of 2/24/2010		$4'676'485
Gain on sale of subsidiary		$57'850'918

*The quoted market price on February 25, 2010 was CAD$0.39. In calculating the fair value per share we have taken into account the dilution effect of the additional 100,000,000 shares that are issuable 16 months after the closing date the latest. Furthermore, the shares are subject to an escrow agreement and their fair value was therefore discounted based on the escrow release schedule. The annual interest rate applied to discount the diluted quoted market price was 12% and represents cost of opportunity at which the Company may raise debt.

In the nine month period ended September 30, 2010, net cash proceeds from the sale of Manas Adriatic GmbH amounted to the total of CAD $2,000,000 ($1,937,396), $8,500,000 to be used by Manas Adriatic to repay advances made by DWM Petroleum and $350,000 for compensation of operational expenses in Albania for January and February 2010 reduced by $21,586, the cash owned by Manas Adriatic consolidated as of February 24, 2010.

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

DWM now has ownership and control over 200,000,000 common shares of Petromanas and the right to acquire a further 50,000,000 common shares upon certain conditions. The 200,000,000 common shares represent 32.29% of the issued and outstanding common shares of Petromanas.

Refer to Note 13 for details on the initial measurement of the shares.

As of June 30, 2010, Petromanas had roughly $73 million (CAD $75,574,724) cash and cash equivalents available and approximately $73.5 million (CAD $76,146,695) working capital. Petromanas has sufficient cash to settle its outstanding liabilities and to complete its Albanian exploration and development programs. As of June 30, 2010, Petromanas had 618,131,466 common shares outstanding, of which 200,000,000 are owned by the Company. For details on Petromanas financial status please refer to www.sedar.com.

Due to timing differences in regulatory reporting we have elected the fair value option in accordance with ASC 820 for the subsequent measurement of the equity investment in Petromanas. The Petromanas financials as of September 30, 2010 are not readily available as of this balance sheet date and therefore the summarized financial information of the associate as required under APB18 is not disclosed herein. The shares of Petromanas are traded on the TSX-V, which we deem an active market and we therefore believe that the quoted market price of the Petromanas share (PMI.V) is generally a readily determinable fair value and it can be taken as a basis for the calculation of the fair value.

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

The quoted market price of Petromanas on September 30, 2010 was CAD $0.35.

In order to calculate the fair value of our investment in Petromanas we have discounted the market price of the shares based on the escrow release schedule. The effective discount applied on the quoted market price of the restricted shares is 11.7% .

During the nine-month period ended September 30, 2010, we have recorded $13,635,119 unrealized gain on investment in Petromanas. During the three-month period ended September 30, 2010 we have recorded $10,700,583 unrealized gain on our investment in Petromanas.

15. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
Company	Country	Sep 30, 2010	Dec 31, 2009
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
Manas Petroleum AG, Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Vancouver (3)	Canada	32.29%	n/a
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Rep of Tajikistan	90%	90%
Manas Petroleum of Chile Corporation, Victoria (6)	Canada	100%	100%
Manas Management Services Ltd., Nassau (7)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (8)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (9)	Mongolia	84%	84%
Manas Adriatic GmbH, Baar (10)	Switzerland	n/a	100%

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007
(3)	Petroleum Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; equity method investee that is not consolidated
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008
(7)	Founded in 2008
(8)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(9)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC)
(10)	Manas Adriatic GmbH was founded in 2009 by DWM Petroleum AG and sold in 2010.

Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

The following table provides the total amount of transactions, which have been entered into with related parties for the relevant financial period:

Affiliates	nine months period ended		Three months period ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
	USD	USD	USD	USD
Management services performed to Petromanas*	(145'662)	-	(65'281)	-

* Services invoiced or accrued and recorded as contra-expense in personnel cost and administrative cost

Board of directors	nine months period ended		Three months period ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
	USD	USD	USD	USD
Payments to directors for office rent	18'000	30'923	6'000	6'000
Payments to related companies controlled by directors for rendered consulting services	214'714	262'700	80'307	72'000
Interest on Promissory notes from directors*	4'843	4'612	-	-
Interest on Promissory notes from former directors*	6'355	6'053	-	-

	As of Sept 30, 2010	As of Dec 31, 2009
	USD	USD
Promissory notes from directors*	-	233'812
Promissory notes from former directors*	-	306'834

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

No litigation has been commenced as of September 30, 2010. Manas and IPR are firmly of the view that Energy Focus no longer has any right to join the consortium, as the previously agreed-upon conditions are no longer valid. While Energy Focus has not accepted this position, they have not commenced litigation. Management regards the likelihood of a litigation as remote.

At September 30, 2010, there had been no legal actions against the associates, subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile.

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

	Nine months period ended		Three months period ended
Pension expense	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	USD	USD	USD	USD
Net service cost	3'001	21'939	1'000	7'313
Interest cost	5'060	14'064	1'687	4'688
Expected return on assets	(3'922)	(10'555)	(1'307)	(3'518)
Amortization of net (gain)/loss	-	-	-	-
Net periodic pension cost	4'139	25'448	1'380	8'483

During the nine-month periods ended September 30, 2010 and 2009 the Company made cash contributions of $55,021 and approximately $58,300, respectively to its defined benefit pension plan. The company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2010.

18. FAIR VALUE MEASUREMENT

FASB ASC 820 (Prior authoritative literature: SFAS 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities carried at fair value as of September 30, 2010 are classified in one of the three categories as follows:

	Level 1	Level 2	Level 3	Total

Assets
Investment Petromanas (Note 14)	$-	$60'041'939	$-	$60'041'939
Total Assets	$-	$60'041'939	$-	$60'041'939

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the period ending September 30, 2010:

Balance at January 1, 2010	-
Total gains (losses) realized and unrealized:
Included in earnings	13'635'118	2 )
Included in other comprehensive income	-
Purchase, sale, or settlement	46'406'821	1 )
Net transfer in / (out) of level 2	-
Balance at September 30, 2010	60'041'939

1)	Sale of Manas Adriatic GmbH (refer to Note 13)
2)	Recorded in change in fair value of investment in associate (refer to Note 14)

The following table summarizes the changes in the fair value of the Company’s level 3 financial assets and liabilities for the period ending September 30, 2010:

Balance at January 1, 2010	683'305
Total gains (losses) realized and unrealized:
Included in earnings, as a part of change in fair value of warrants	(533'223)	1 )
Included in other comprehensive income	-
Purchase, sale, or settlement	(72'643)	2 )
Net transfer in / (out) of level 3	(77'439)	3 )
Balance at September 30, 2010	-

1)	Recorded in Change in fair value of warrants.
2)	Recorded in additional paid-in capital due to warrant exercise
3)	Reclassification as equity instrument

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

A reconciliation of shares used in calculating basic and diluted earnings per share is presented in the table below:

	Nine months period ended		Three months period ended

	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009
Basic weighted average shares outstanding	121'343'884	119'051'733	122'901'257	119'051'733
Effect of common stock equivalents*
- stock options and non-vested stock under employee compensation plans	3'385'991	-	2'777'292	2'190'706
- warrants	-	-	-	-
- contingently convertible loan	-	-	-	-
Diluted weighted average shares outstanding*	124'729'875	119'051'733	125'678'549	121'242'439

*For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation

20. SHARE PLACEMENT/PURCHASE AGREEMENT

On September 26, 2010, we entered into a share placement/purchase agreement with Alexander Becker, a holder of 14,144,993 shares of our common stock. Mr. Becker has expressed an interest in selling all of his shares of our common stock to a third party or back to our company. The share placement/purchase agreement provides that in the event any of Mr. Becker's shares of our common stock are not placed with buyers within 6 months from September 26, 2010, we will be obligated to purchase such shares from Mr. Becker.

The purchase deadline is April 26, 2011 and it can be extended on mutual consent. The price of the shares is determined by the first offering. For free trading shares it is the average closing price of the last ten trading days prior to the closing minus a discount of 20 percent. For restricted shares it is the average closing price of the last ten trading days prior to the closing minus a discount of 25%.

As of September 30, 2010 we have calculated the exposure, i.e. the maximum cash obligation of the company according to ASC 480-10-S99 for all redeemable shares. The average closing price of the shares ten days prior to September 30, 2010 was $0.52. Due to the fact that the redeemable shares were restricted as of the balance sheet date, we have applied a discount of 25%. The following table shows the Company’s exposure:

Maximum number of shares to be purchased as of Sep 30, 2010	14,144,993
Price per share on Sep 30, 2010	0.39
Exposure on September 30, 2010	5,516,547

The company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the temporary equity to equal the redemption value at each reporting date.

The Company classified its redeemable shares according to ASC 480-10-S99 under Temporary Equity. The following table shows the development of Temporary Equity:

Temporary Equity	USD

Balance December 31, 2009	0
Redeemable shares	5,516,547

Balance September 30, 2010	5,516,547

21. SUBSEQUENT EVENT(S)

According to a share transfer agreement dated October 25, 2010 Mr. Becker sold 3,400,000 common shares at a price of $0.39 to a third party investor. Hence, our maximum obligation to repurchase shares from Mr. Becker has been reduced to 10,744,993 shares at a price of $0.39 on April 26, 2011 at the latest. The company’s exposure after this transaction can be summarized as follows:

Maximum number of shares to be purchased as of Oct 25, 2010	10,744,993
Price per share to be paid on April 26, 2011	0.39
Exposure on October 25, 2010	4,190,547

On October 25, 2010 we formed Gobi Energy Partners GmbH as a wholly-owned subsidiary of DWM Petroleum AG to hold Gobi Energy Partners LLC. Currently, 26% of the beneficial title to Gobi Energy Partners GmbH is held in trust for others.

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

As used in this quarterly report, the terms “we”, “us”, and “our” refer to Manas Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, Manas Petroleum AG, a Swiss company, Manas Energia Chile Limitada, a Chilean company, Manas Petroleum of Chile Corporation, a Canadian company, Manas Management Services Ltd., a Bahamian company and its partially owned subsidiary CJSC Somon Oil Company, a Tajikistan company, Gobi Energy Partners GmbH, a Swiss company, Gobi Energy Partners LLC, a Mongolian company, and its 32.29% ownership interest in Petromanas Energy Inc., a British Columbia company, and its 25% ownership interest in CJSC South Petroleum Company, a Kyrgyz company, as the context may require.

The following discussion and analysis provides a narrative about our financial performance and condition that should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in this quarterly report.

Overview

We are in the business of exploring for oil and gas, primarily in Central and East Asia and the Balkans. In particular, we focus on the exploration of large under-thrust light oil prospects in areas where, though there has often been shallow production, their deeper potential has yet to be evaluated. If we discover sufficient reserves of oil or gas, we intend to exploit them. Although we are currently focused primarily on projects located in certain geographic regions, we remain open to attractive opportunities in other areas. We do not have any known reserves on any of our properties.

We carry out operations both directly and through participation in ventures with other oil and gas companies to which we have farmed out a project. We are currently involved in projects in the Kyrgyz Republic, Albania, Tajikistan and Mongolia. We are also involved in a project in Chile but we are currently engaged in transferring our interest in that project to unrelated third parties.

We have no operating income yet and, as a result, we might depend upon funding from various sources to continue our operations beyond September 2011 and to implement our growth strategy.

The Nine-Month Period Ended September 30, 2010 Compared to the Nine-Month Period Ended September 30, 2009

Results of Operations

Net income for the nine-month period ended September 30, 2010 was $65,530,401 as compared to a net loss of $18,792,985 for the comparable period ended September 30, 2009. This increase is basically attributable to three components. Firstly, we realized a gain from the sale of our subsidiary in Albania of $57,850,918. Secondly, the value of our investment in associate, i.e. Petromanas, increased during this reporting period by $13,635,118. Thirdly, we had a charge of $10,592,637 during the nine-month period ended September 30, 2009 due to changes in the fair value of warrants. For the nine-month period ended September 30, 2010, we reported a gain of $533,223 due to changes in the fair value of warrants. Operating expenses for the nine-month period ended September 30, 2010 decreased to $6,099,437 from $7,426,013 reported for the same period in 2009. This is a decrease of 18% or $1,326,576. This decrease is mainly attributable to lower personnel costs and lower administrative costs.

Personnel costs

For the nine-month period ended September 30, 2010 personnel costs decreased to $3,293,175 from $4,596,455 for the corresponding period in 2009. This decrease of 28% or $1,303,279 in the nine-month period comparison is mainly a result of reduced personnel and the sale of our Albanian subsidiary.

Exploration costs

For the nine-month period ended September 30, 2010 we incurred exploration costs of $880,367 as compared to $870,544 for the corresponding period in 2009. This is an increase of 1% or $9,823 and relates to increased exploration activity in Mongolia.

Consulting fees

For the nine-month period ended September 30, 2010 we incurred consulting fees in the amount of $938,967 as compared to consulting fees of $762,312 for the comparable period ended September 30, 2009. This increase of 23% or $176,655 is mainly attributable to a non-cash charge for stock options for a consultant (approximately $140,000).

Administrative costs

For the nine-month period ended September 30, 2010, our administrative costs decreased to $943,939 from $1,119,864. This decrease of 16% or $175,925 is mainly due to a lower cost base following the sale of our Albanian subsidiary.

Non-operating income/expense

Non-operating income for the nine-month period ended September 30, 2010 increased to income of $71,631,867 in contrast to an expense of $11,364,680 for the corresponding period in 2009. This increase of $82,996,547 has three major components. Firstly, we recorded a gain from the sale of our subsidiary in Albania of $57,850,918. Secondly, the value of our investment in associate, i.e. Petromanas, increased during this reporting period by $13,635,118. Thirdly, we had a charge of $10,592,637 during the nine-month period ended September 30, 2009 due to changes in the fair value of warrants. For the nine month period ended September 30, 2010, we reported a gain of $533,223 due to changes in the fair value of warrants.

The Three-Month Period Ended September 30, 2010 Compared to the Three-Month Period Ended September 30, 2009

Results of Operations

Net income for the three-month period ended September 30, 2010 was $9,618,213 as compared to a net income of $132,775 for the comparable period in 2009. This increase of $9,485,706 is mainly due to an increase in the fair value of our investment in Petromanas, which accounted for $10,098,881.

Operating Expenses for the three-month period ended September 30, 2010 decreased to $1,110,270 from $2,382,852 reported for the same period in 2009. This decrease of 53% or $1,272,582 in our total operating expenses is mainly attributable to lower personnel costs and lower consulting fees.

Personnel costs

For the three-month period ended September 30, 2010 our personnel costs decreased to $255,045 from $1,080,601 for the corresponding period in 2009. This decrease of 76% or $825,556 in the three-month period comparison is mainly the consequence of lower charges related to equity awards granted under the stock compensation and stock option plans. For such grants $74,481 were recorded during the quarter ended September 30, 2010 versus $784,453 for the comparable period in 2009.

Exploration costs

For the three-month period ended September 30, 2010 we incurred exploration costs of $268,345 as compared to $539,468 for the corresponding period in 2009. This decrease of 50% or $271,123 is mainly attributable to the sale of our Albanian subsidiary.

Consulting fees

For the three-month period ended September 30, 2010 we paid consulting fees in the amount of $277,948 as compared to consulting fees of $208,182 for the comparable period ended September 30, 2009. This is an increase of 34% or $69,766. Higher stock-based compensation expenses were the major driver of this increase.

Administrative costs

For the three-month period ended September 30, 2010, we recorded administrative costs of $295,737 compared to $539,821 for the three-month period ended September, 2009. This decrease of 45% and $244,084 is mainly attributable to lower legal, audit and accounting fees.

Non-operating income/expense

Non-operating income for the three-month period ended September 30, 2010 increased from $2,515,983 for the corresponding period in 2009 to $10,729,107. This increase of $8,213,124 is mainly due to a gain in fair value of our investment in Petromanas of $10,700,583. On the other hand, we recorded during the three month period ended September 30, 2009 an income in changes of fair value of warrants of $2,809,589 and $0 for the corresponding period in 2010.

Liquidity and Capital Resources

Our cash balance as of September 30, 2010 was $3,318,465. Our total current assets as of September 30, 2010 amounted to $3,986,616 and total current liabilities were $428,543 resulting in net working capital of $3,558,073. In addition, of the 200,000,000 common shares of Petromanas held by us, 25,000,000 were freely tradable as of September 30, 2010. The market value of these freely tradable shares was over $8,000,000.

Our capital commitments are disclosed in this quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2010 as well as in our annual report on Form 10-K for the year ended December 31, 2009. There have been no material changes in these commitments since September 30, 2010.

Operating Activities

Net cash outflow from operating activities of $4,697,640 for the nine-month period ended September 30, 2010 has slightly decreased from net cash outflow of $5,022,603 in the comparable period for 2009.

Investing Activities

Net cash inflow from investing activities of $11,575,352 for the nine-month period ended September 30, 2010 has increased from a net cash inflow of $4,903,911 in the comparable period for 2009. This increase is mainly attributable to proceeds from sale of investment of $10,765,810. In the comparable period of the previous year through the reduction of the bank guarantee in Albania and the reduction of the amount on the escrow account in Mongolia positively affected our cash inflow from investing activities by $4,932,325.

Financing Activities

Net cash outflow from financing activities of $4,421,880 for the nine-month period ended September 30, 2010 has changed from a net cash inflow of $80,000 in the comparable period for 2009. During the nine-month period ended September 30, 2010 cash outflows resulted from repayment of contingently convertible loans (i.e. $2,000,000), repayment of debentures (i.e. $4,000,000) and repayment of promissory notes to shareholders (i.e. $540,646). In addition, a bank overdraft of $196,154 was settled and proceeds from the exercise of warrants positively affected cash flow from financing activities by $2,260,958.

Cash Flows

Nine Months Ended
September 30
	2010	2009

Net Cash (used in) Operating Acticities	(4'697'640)	(5'022'604)
Net Cash provided by (used in ) Investing Activities	11'575'352	4'903'911
Net Cash provided by (used in ) Financing Activities	(4'421'880)	80'000

Change in Cash and Cash Equivalents during the Period	2'455'832	(38'693)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cash Requirements

According to our business plan we estimate our cash needs for the next 12 months to be as follows:

Expense	Amount
Geological & Geophysical	5'100'000
General & Administrative	2'600'000
Financing	-
Legal	330'000
Audit	250'000
Open Commitments	-
Total Expenses planned for next 12 months	8'280'000

As an operator, we have geological and geophysical commitments for the next 12 months in Mongolia amounting to $5,100,000. In Tajikistan, the costs for the seismic program are currently being funded by Santos International Ventures Pty Ltd. ("Santos"), a wholly owned subsidiary of Santos Limited, which is the operator of that project pursuant to a farm out agreement. In the Kyrgyz Republic, the operational costs including seismic are fully carried by Santos. Also, as we are not the operator of the Chilean project, we have no geological or geophysical commitments for that project for the next 12 months. The Albanian investment was sold during the first quarter of 2010 without further financial commitments from us.

Going Concern

The consolidated financial statements have been prepared on the assumption that we will continue as a going concern.

For the three and nine-month periods ended September 30, 2010, we had a net income of $9,618,213 and a net income of $65,530,401, respectively. The net income for the three-month period ended September 30, 2010 is mainly attributable to an increase in the fair value of our investment in Petromanas which accounted for $10,700,583. For the nine-month period ended September 30, 2010 net income is mainly attributable to the gain from sale of our subsidiary of $57,850,918 and the subsequent increase in fair value of this investment of $13,653,118.

Our accumulated net loss since inception until September 30, 2010 was $218,475. Accumulated cash flows used in operating activities since inception until September 30, 2010 amounted to $30,706,027. Our cash balance as of September 30, 2010 was $3,318,465. Our total current assets as of September 30, 2010 amounted to $3,986,616 and total current liabilities were $428,543 resulting in net working capital of $3,558,073.

In addition, of the 200,000,000 common shares of Petromanas held by us, 25,000,000 were freely tradable as of September 30, 2010. The market value on September 30, 2010 of these freely tradable shares was over $8,000,000.

Based on our business plan, we will need $8,280,000 to fund our operations for the next 12 months.

Given our net working capital plus our freely tradable shares of Petromanas, we do not expect to need additional funding from external sources to cover our monthly burn rate of approximately $275,000 and minimum commitments before October 2011.

In order to continue our operations beyond October 2011 and execute the strategy to develop our assets, we will require further funds.

Recent Developments

Since the end of our most recent fiscal year, following developments have affected these operations.

Albania

On February 24, 2010, we completed the sale of all of the issued and outstanding shares of Manas Adriatic, a wholly owned subsidiary of DWM Petroleum AG, to Petromanas Energy Inc. pursuant to a written Share Purchase Agreement. For further detail, please refer to Notes 13 and 14 to our financial statements, which have been included in this quarterly report on Form 10-Q, above.

During the nine-month period ended September 30, 2010, Petromanas Energy Inc., in which we hold a 32.29% interest, continued its exploration activities in Albania. Petromanas Energy Inc. has announced the following exploration activities during this period:

The technical seismic acquisition of 105 km in block E in was completed in November 2010. This is to further determine the structural definition of the West Rova, Rova and Papri prospects and ads to around 1,300 km of existing seismic previously acquired by Albpetrol and Coparex and partially reprocessed by DWM Petroleum AG. The new seismic fulfils the minimum work commitment of the first exploration period of the production sharing contract for blocks D and E.

In addition Petromanas has prepared a seismic program for blocks 2 and 3 in order to further determine the structural definition of the South Shpiragu 1, South Shpiragu 2 prospects and the Krasi lead. Petromanas intends to tie the new seismic in blocks 2 and 3 to the existing Shpiragu well in order to allow a time-depth correlation of the South Shpiragu prospects.

Kyrgyz Republic

The closed Joined Stock Company “South Petroleum Company”, in which we hold a 25% participating interest, continued its geological studies within their five license areas.

Cameral works Cameral works consisting of the drawing up of final reports on Soh, Tuzluk and West Soh license areas to be submitted in April 2010 were started. South Petroleum Company processed and analyzed geological-geophysical data of previous work within all license areas.

2D field seismic acquisition South Petroleum Company has contracted the Kazak seismic crew “Dank” to realize further seismic work. As part of the Tajik seismic program, around 20 km of 2D seismic lines reaching into the Kyrgyz license area were acquired in 2010. South Petroleum Company fulfilled its seismic commitment in the Tuzluk license area for 2010.

Preparation work for drilling operations

Preparations for drilling operations have been significantly scaled back in the wake of recent unrest in the country. It is currently unlikely that drilling of the proposed Ala Buka West well will commence until 2011.

Tajikistan

Somon Oil, in which we hold a 90% interest, contracted the Kazak crew “Dank” to perform a seismic project which commenced on February 13, 2010 in the southern license areas and locally across the Kyrgyz-Tajik border. This seismic acquisition was completed on June 4, 2010. Data quality is generally good to excellent. Technical database compilation and integration is ongoing. .

Chile

Pursuant to an agreement dated January 29, 2010, we have agreed to assign our interest in our Chilean project in exchange for (i) the return of all of the operational costs that we have invested in this project to date and (ii) relief from all currently outstanding and future obligations in respect of the project. The transfer of our participation in this Chilean project to the new owners has been approved by the Chilean ministry and is now subject to approval by the new parties.

Mongolia

On April 30, 2009, we formed Manasgobi Co. Ltd. as a wholly-owned Mongolian subsidiary of DWM Petroleum AG to hold the license and to fully operate our exploration in Mongolia. On November 12, 2009, we changed the name of this company to Gobi Energy Partners LLC. On October 25, 2010, 2010, we formed Gobi Energy Partners GmbH as a wholly-owned subsidiary of DWM Petroleum AG to hold all of the ownership interest of Gobi Energy Partners LLC. We have legal and beneficial title to 74% of the ownership interest of Gobi Energy Partners GmbH. We hold legal title to the balance of 26% of the ownership interest of Gobi Energy Partners GmbH in trust for two investor groups and one Mongolian oil and gas company.

DWM Petroleum, our wholly-owned subsidiary, is the record owner of the licenses for Blocks 13 and 14 but it is the beneficial owner of only 74% - the remaining 26% of the beneficial ownership of these licenses is held by DWM Petroleum in trust for the same two investor groups and the Mongolian oil and gas company that beneficially own, collectively, 26% of Gobi Energy Partners GmbH.

Blocks 13 and 14 cover an aggregate of over 20,000 square kilometers (almost five million acres) of land located on Mongolia’s southern border. DWM Petroleum AG has entered into production contracts with the Mongolian government that provide for a five-year exploration period (with two optional six month extensions allowed) that began on April 21, 2009, and a twenty-year exploitation period (with two five year extensions allowed).

In 2010, a team of geologists and geophysicists from our office in Ulan Bator initiated the reinterpretation of existing geological data and planned for a gravity survey. This was to further define the location of lines for the recently completed seismic campaign on blocks 13 and 14, in which we acquired approximately 300 linear km. In addition, we prepared a plan for environmental protection and restoration, which has yet to be approved by the Ministry of Environment. Also data from a total of 451 existing wells drilled in the Zuunbayan and Tsagaan Els oil fields area and in prospects were collected. All well data was translated from Russian and Mongolian into English for the analysis by international experts.

On August 31, 2010, we entered into a contract with a DQE International, a subsidiary of CNPC Daqing Petroleum, to acquire 300 km of 2D seismic in our project on blocks 13 and 14 in Mongolia at a turn-key rate of $3,500/km, with no stand-by fees, for an aggregate total of $1,050,000, payable according to a specific schedule. We were required to provide a bank guarantee over the outstanding amount, which is to be reduced according to the same schedule.

DQE International, a subsidiary of CNPC Daqing Petroleum, is a Chinese data acquisition company that has been in operation since the 1970’s. It has a total of 16 seismic crews, 76 drilling crews, 60 well logging crews and 10 cementing crews. This group has established a quality assurance system and all its subsidiaries have passed ISO9000 Series authentication and established HSE management system. The group has operated various projects in the Peoples Republic of China and in the west of China. Internationally, the group has operated in Venezuela, Sudan, Indonesia, Egypt, Iran and Mongolia.

On November 10, 2010, we announced the completion of the 2010 seismic acquisition program for block 13 and 14 without incident. We intend to use the additional 300 km of 2D seismic data to improve our technical database and our chance of drilling a successful exploration well. After interpretation of the full dataset, we intend to decide whether we are ready to drill one or more exploration wells or we need to acquire 3D seismic to define the drill prospects in better detail. Depending on this decision, we hope to spud the first well in 2011.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2010, we implemented the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting:

  we hired a senior finance manager who is familiar with both US GAAP and the Securities and Exchange Commission’s reporting requirements;

  key members of our staff have received instruction and “on-the-job” training on the principles of US GAAP and the Securities and Exchange Commission’s reporting requirements;

  we trained key members of our staff to forward any material documents to our management and to inform our management of any material events in a timely manner so that we can make timely filing of our reports required to be filed under the Securities Exchange Act of 1934; and

  we have a new President and Chief Executive Officer, whose business and educational background is in finance. The business and educational background of our former President and Chief Executive Officer was in engineering.

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

10.41	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.42	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.43	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.44	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.45*	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein
10.46*	Share Placement/Purchase Agreement dated September 26, 2010 with Alexander Becker
10.47*	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(21)	Subsidiaries
21.1*	Subsidiaries of Manas Petroleum Corporation
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer

Exhibit Number	Description
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By
/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 15, 2010

By
/s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 15, 2010