Form 10-K/A
period 2009-12-31
MANAS PETROLEUM Corp
filed 2011-02-01
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends and restates in part Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2009 that was filed by Manas Petroleum Corporation with the Securities and Exchange Commission on March 18, 2010. This Amendment No. 1 corrects the errors described below.

Note 24 to the Consolidated Financial Statements has been added to include a note regarding the effects of the restatement relating to the remeasurement of the stock options issued to non-employees (see page 76, below), which was included in the Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2008 that was filed by Manas Petroleum Corporation with the Securities and Exchange Commission on January 25, 2010. The original Annual Report on Form 10-K for the year ended December 31, 2009 inadvertently omitted this note. Also the report of Deloitte AG has been revised to correctly reference this note (see page 47, below).

Except for the correction of the recently discovered errors described above, this Amendment No. 1 to Annual Report on Form 10-K/A does not update any disclosure from, or reflect any event occurring subsequent to March 18, 2010 which is the filing date of the original Annual Report on Form 10-K. The other information in this Amendment No. 1 is only provided as a convenience to the reader.

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
the restatement discussed in Note 24 )

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

24. RESTATEMENT

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

	As at December 31, 2008

	in USD
	As previously reported	As restated
Additional paid-in capital	44,685,033	43,852,378
Deficit accumulated during the development stage	(45,033,218)	(44,200,563)

	For the period from inception to
	For the year ended
	December 31, 2008		December 31, 2008
	in USD		in USD
	As previously reported	As restated	As previously reported	As restated

Consulting fees	(3,885,575)	(3,052,920)	(7,617,654)	(6,784,999)
Net loss	(31,128,761)	(30,296,106)	(45,037,570)	(44,204,915)
Basic and diluted loss per share	(0.27)	(0.26)	(0.43)	(0.42)

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

MANAS PETROLEUM CORPORATION

By:

/s/ Peter-Mark Vogel
Peter-Mark Vogel
President, and Chief Executive Officer
(Principal Executive Officer)
Dated: January 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter-Mark Vogel
Peter-Mark Vogel
President, and Chief Executive Officer
(Principal Executive Officer)
Dated: January 31, 2011

/s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Dated: January 31, 2011

/s/ Heinz J . Scholz
Heinz J. Scholz
Chairman and Executive Director
Dated: January 31, 2011

/s/ Michael J. Velletta
Michael J. Velletta
Executive Director
Dated: January 31, 2011

/s/ Richard Schenz
Richard Schenz
Director
Dated: January 31, 2011

/s/ Werner Ladwein
Werner Ladwein
Director
Dated: January 31, 2011