Form 10-K
period 2010-12-31
MANAS PETROLEUM Corp
filed 2011-03-21
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010
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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $39,040,265, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Bulletin Board on June 30, 2010 of $0.59 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 18, 2011, there were 125,914,661 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

ii

iii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this annual report. Examples of forward-looking statements made in this annual report include statements pertaining to, among other things:

  management’s assessment that our company is a going concern;

  planned use of the net proceeds from our proposed public offering;

  completion of our proposed public offering;

  the quantity of potential natural gas and crude oil resources;

  potential natural gas and crude oil production levels;

  capital expenditure programs;

  projections of market prices and costs;

  supply and demand for natural gas and crude oil;

  our need for, and our ability to raise, capital; and

  treatment under governmental regulatory regimes and tax laws.

The material assumptions supporting these forward-looking statements include, among other things:

  our ability to sell some of the 200,000,000 common shares of Petromanas Energy Inc. held by us at or around CAD$0.40 per share, the quoted market price of these shares on December 31, 2010, as and when needed;

  our monthly burn rate of approximately $340,000 for our operating costs;

  our ability to obtain any necessary financing on acceptable terms;

  timing and amount of capital expenditures;

  our ability to obtain necessary drilling and related equipments in a timely and cost-effective manner to carry out exploration activities;

  our venture partners’ successful and timely performance of their obligations with respect to the exploration programs in which we are involved;

  retention of skilled personnel;

  the timely receipt of required regulatory approvals;

  continuation of current tax and regulatory regime;

  current exchange rate and interest rates; and

  general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

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

  other factors discussed under the section entitled “Risk Factors” beginning on page 22 of this annual report.

These risks, as well as risks that we cannot currently anticipate, could cause our company’s or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms “we”, “us”, and “our” refer to Manas Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, Manas Petroleum AG, a Swiss company, Manas Energia Chile Limitada, a Chilean company, Manas Petroleum of Chile Corporation, a Canadian company, and Manas Management Services Ltd., a Bahamian company, and its partially owned subsidiaries CJSC Somon Oil Company, a Tajikistan company, Gobi Energy Partners GmbH, a Swiss company, and Gobi Energy Partners LLC, a Mongolian company, and its 25% ownership interest in CJSC South Petroleum Company, a Kyrgyz company and its 31.7% ownership interest in Petromanas Energy Inc., a British Columbia company listed on the TSX Venture Exchange in Canada (TSXV: PMI), as the context may require.

Corporate History

We were incorporated in the State of Nevada on July 9, 1998 as “Express Systems Corporation”.

On November 23, 2006, we entered into a share exchange agreement with DWM Petroleum AG, a Swiss company, and the shareholders of DWM Petroleum AG. Under the share exchange agreement, the shareholders of DWM Petroleum AG received 80,000,000 shares of our common stock, equal to 79.9% of our outstanding common stock at the time, in exchange for 100% of the shares of DWM Petroleum AG. In addition, we agreed to issue an aggregate of up to an additional 500,000 shares of our common stock over time to the former shareholders of DWM Petroleum AG for every 50 million barrels of P50 oil reserves net to us from our Kyrgyz Republic assets and “the potential Albanian and Tajikistan assets” up to a maximum of 2.5 billion barrels of P50 oil reserves. This share exchange was completed April 10, 2007.

We amended our articles of incorporation on April 2, 2007 to increase our authorized capital from 25,000,000 to 300,000,000 shares of common stock and to change our name from “Express Systems Corporation” to “Manas Petroleum Corporation”. At the completion of the share exchange transaction on April 10, 2007, all of the Express Systems’ directors and officers resigned and were replaced by the officers and directors of DWM Petroleum AG.

Contemporaneously with the share exchange transaction, we sold our wholly-owned subsidiary, Masterlist Inc. to its sole employee for a nominal cash payment and five annual payments equal to 5% of the gross sales of Masterlist Inc. for each respective year. As a result of the share exchange and the sale of Masterlist Inc., we abandoned our prior businesses and DWM Petroleum AG became our wholly-owned subsidiary.

Our Subsidiaries

The following chart reflects our current organizational structure:

We are in the process of restructuring our organization: Currently, DWM Petroleum AG holds record title to 100% of Gobi Energy Partners LLC, of which 26% is held in trust for others (8% is held in trust for each of two investor groups and 10% is held in trust for Shunkhlai Group LLC, a Mongolian oil and gas company). After restructuring, DWM Petroleum AG is to hold 74% of Gobi Energy Partners GmbH and Gobi Energy Partners GmbH is to hold 100% of Gobi Energy Partners LLC.

Our Current Business

We are in the business of exploring for oil and gas, primarily in Central and East Asia. In particular, we focus on the exploration of large under-thrust light oil prospects in areas where, though there has often been shallow production, their deeper potential has yet to be evaluated. If we discover sufficient reserves of oil or gas, we intend to exploit them. Although we are currently focused primarily on projects located in certain geographic regions, we remain open to attractive opportunities in other areas. We do not have any known reserves on any of our properties.

We carry out our operations both directly and through participation in ventures with other oil and gas companies. We are involved in projects in Mongolia and Tajikistan and we were recently involved in a project in Chile. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, and shares of CJSC South Petroleum Company, which is involved in a project in the Kyrgyz Republic.

Our executive offices are located in Switzerland.

DWM Petroleum operates an oil and gas project in Mongolia, where it owns exploration licenses covering two blocks containing an aggregate of over 20,000 km2 (almost five million acres), though it holds 26% of the interest in these blocks for the benefit of others. This project is described in detail at page 6, below, under the heading “Mongolia”.

DWM Petroleum owns 25% of CJSC South Petroleum Company, a closed joint stock company formed in the Kyrgyz Republic. Santos International Holding Pty Ltd., a subsidiary of Santos Ltd. (ASX: STO) owns 70% of CJSC South Petroleum Company and a Kyrgyz government entity, Kyrgyzneftgaz, owns the remaining five percent. CJSC South Petroleum Company holds five oil and gas exploration licenses located in the Kyrgyz Republic. Pursuant to a farm-in agreement dated October 4, 2006, as amended, Santos International Holding Pty Ltd. operates the exploration project being conducted on these five licenses. This project is described in detail at page 12, below, under the heading “Kyrgyz Republic”.

DWM Petroleum also owns 90% of CJSC Somon Oil Company, a closed joint stock company formed in Tajikistan. CJSC Somon Oil Company owns two oil and gas exploration licenses located in Tajikistan. Pursuant to an option agreement dated December 10, 2007, Santos International Ventures Pty Ltd., another subsidiary of Santos Limited, has the right to farm in to a 70% interest on these two licenses and it is currently funding our oil and gas activities in Tajikistan. This project is described in detail at page 9, below, under the heading “Tajikistan”.

Manas Management Services Ltd., a wholly-owned Bahamian subsidiary of our company, owns 99% of Manas Energia Chile Limitada which, in turn, is one of the parties to a farm-out agreement in respect of a project located in Chile. In January 2010, we signed an agreement to transfer our interest in this Chilean project, though the transfer has yet to be completed. This project is described in detail at page 20, below, under the heading “Chile”.

Finally, DWM Petroleum owns approximately 31.7 % of the issued common shares of Petromanas Energy Inc. (TSXV: PMI), a British Columbia public company formerly known as WWI Resources Ltd. DWM Petroleum acquired its equity interest in Petromanas Energy in exchange for all of the issued shares of Petromanas Albania GmbH (formerly known as Manas Adriatic GmbH) in a transaction that closed on February 24, 2010. Petromanas Albania owns three onshore oil and gas production sharing contracts containing six oil and gas licenses located in Albania. Prior to February 24, 2010, DWM Petroleum owned all of the issued and outstanding shares of Petromanas Albania.

The Albania Transaction

On November 19, 2009, we entered into an arm’s length letter of intent with Petromanas Energy Inc. (formerly WWI Resources Ltd.), a Canadian public company whose common shares are listed on the Canadian TSX Venture Exchange, pursuant to which we agreed to sell all of the shares of DWM Petroleum AG or another subsidiary of our company that would own, at the closing, 100% of our Albanian project, in exchange for cash and common shares of Petromanas Energy Inc.

On December 7, 2009, DWM Petroleum AG formed Petromanas Albania GmbH (formerly known as Manas Adriatic GmbH), a Swiss company, and thereafter DWM Petroleum AG transferred title to our Albanian project to Petromanas Albania GmbH. Also in December of 2009, Petromanas Energy Inc. advanced $917,723 to Petromanas Albania GmbH for use by Petromanas Albania GmbH and our company as working capital until the parties could complete the transaction.

On February 24, 2010, we completed the sale of all of the issued and outstanding shares of Petromanas Albania GmbH to Petromanas Energy Inc. pursuant to a share purchase agreement dated February 12, 2010.

As consideration for these shares, DWM Petroleum AG received CAD$2,000,000 ($1,937,396) in cash on March 3, 2010, $350,000 on May 17, 2010 for compensation of operational expenses in Albania for January and February 2010 and 100,000,000 Petromanas Energy Inc. common shares in addition to the $917,723 advanced from Petromanas Energy Inc. in December 2009. Pursuant to the share purchase agreement, DWM Petroleum AG was entitled to receive an aggregate of up to an additional 150,000,000 Petromanas Energy Inc. common shares as follows:

  100,000,000 Petromanas Energy Inc. common shares upon completion of the first well on the Albanian project by Petromanas Albania GmbH, or on the date that is 16 months after the closing date, whichever occurs first;

  25,000,000 Petromanas Energy Inc. common shares if, on or before the tenth anniversary of the closing date, Petromanas Albania GmbH receives a report prepared pursuant to Canada’s National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities, confirming that the Albanian project has 2P reserves of not less than 50,000,000 barrels of oil (BOE); and

  if, on or before the tenth anniversary of the closing date, Petromanas Albania GmbH receives a report prepared pursuant to Canada’s National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities, confirming that the Albanian project has 2P reserves in excess of 50,000,000 BOEs, then for each 50,000,000 BOEs over and above 50,000,000 BOEs, Petromanas Energy Inc. will be required to issue 500,000 Petromanas Energy Inc. common shares to DWM Petroleum AG to a maximum of 25,000,000 Petromanas Energy Inc. common shares.

In addition, at closing Petromanas Energy Inc. funded Petromanas Albania GmbH with $8,500,000 to be used by Petromanas Albania GmbH to repay advances made by DWM Petroleum AG and its predecessors in respect of the Albanian project.

At closing, WWI Resources Ltd. changed its name to Petromanas Energy Inc. (TSXV: PMI.V) and it appointed to its six member board of directors three directors nominated by our company (Michael J. Velletta, Heinz Scholz and Peter-Mark Vogel). In addition, and also at closing, the board of directors of Petromanas Energy Inc. appointed Erik Herlyn (our Chief Executive Officer at that time) and Ari Muljana (our Chief Financial Officer) as the Chief Executive Officer and Chief Financial Officer, respectively, of Petromanas Energy Inc. Effective July 15, 2010, Mr. Herlyn resigned as the Chief Executive Officer of Petromanas Energy Inc. Mr. Herlyn also resigned as our President, Chief Executive Officer and Secretary on July 15, 2010. Effective August 31, 2010, Mr. Muljana resigned as the Chief Financial Officer of Petromanas Energy Inc. Effective February 24, 2010, Petromanas Energy Inc. and Petromanas Albania GmbH assumed the responsibility for rent and maintenance of our branch office in Albania.

Contemporaneously with the completion of its purchase of Petromanas Albania GmbH, Petromanas Energy Inc. completed a private placement offering in which it sold 100,000,000 of its common shares for gross proceeds of CDN$25,000,000 (approximately $25,025,000). After adjustment for the 100,000,000 common shares issued to DWM Petroleum AG at the completion of the sale of Petromanas Albania GmbH and the 100,000,000 common shares issued in this private placement, Petromanas Energy Inc. had 328,231,466 common shares issued and outstanding, of which DWM Petroleum AG owned 100,000,000, or approximately 30.47% at that time.

On May 25, 2010, Petromanas Energy Inc., Petromanas Albania GmbH and DWM Petroleum AG amended the share purchase agreement entered into on February 12, 2010 to accelerate the release of these additional 100,000,000 common shares of Petromanas Energy Inc. to May 26, 2010. Petromanas Energy Inc. has issued to DWM Petroleum AG these additional 100,000,000 common shares of Petromanas Energy Inc., and DWM Petroleum AG now has ownership and control over 200,000,000 common shares of Petromanas Energy Inc., which represents approximately 31.7% of the issued and outstanding common shares of Petromanas Energy Inc., and the right to acquire a further 50,000,000 common shares of Petromanas Energy Inc. On December 14, 2010, Manas Adriatic GmbH was renamed to Petromanas Albania GmbH.

On August 29, 2007, we formed Manas Petroleum AG, a Swiss registered company also based in Baar, Switzerland. We intended to use this wholly-owned subsidiary to consolidate properties in the Balkans at a later stage of our business development. In light of our recent sale to Petromanas Energy Inc. of Petromanas Albania GmbH, we are currently reassessing the purpose for and the need to maintain this subsidiary.

We have signed an agreement dated January 29, 2010, pursuant to which we have agreed to assign our interest in our Chilean project in exchange for a return of all of the money (i.e. approximately $70,000) that we have invested in this project to date and relief from all currently outstanding and future obligations in respect of the project. The transfer of our participation in this Chilean project to the new owners has been approved by the Chilean ministry and is now subject to approval by the new parties.

Overview of Our Projects

The following is a brief description of each of our current projects:

Mongolia

DWM Petroleum AG, our wholly-owned subsidiary, is the record owner of the exploration licenses for Blocks 13 and 14, but 26% of the beneficial interest in these blocks is held in trust for the benefit of others (eight percent is held in trust for each of two investor groups and ten percent is held in trust for Shunkhlai Group LLC, a Mongolian oil and gas company). We are in the process of restructuring our ownership of this project. To this end, we have formed a new Swiss company, Gobi Energy Partners GmbH, which will hold record title to all of the interest in Gobi Energy Partners LLC. After restructuring, DWM Petroleum AG is to hold 74% of Gobi Energy Partners GmbH and Gobi Energy Partners GmbH is to hold 100% of Gobi Energy Partners LLC. The remaining 26% of the ownership interest in Gobi Energy Partners GmbH is to be held by the two investor groups (each as to eight percent) and Shunkhlai Group LLC’s subsidiary, Wit Alliance Limited. Gobi Energy Partners LLC, a Mongolian company, is to be the operator of the oil and gas project on Blocks 13 and 14.

Blocks 13 and 14 cover an aggregate of over 20,000 km2 (almost five million acres) of land located on Mongolia’s southern border in the central part of the East Gobi Rift oil and gas basin southeastern Mongolia. Block 13, also known as Tsagaan-Els, contains 11,590 km2 (2,863,951 acres) and Block 14, also known as Zuunbayan, contains 8,731 km2 (2,157,477 acres). DWM Petroleum AG entered into a production sharing contract for each block with the Mongolian government. These production sharing contracts, dated April 21, 2009, provide for a five-year exploration period (with two optional six month extensions allowed) that began on April 21, 2009, and a twenty-year exploitation period (with two five year extensions allowed).

The location of these blocks within Mongolia is set out in the map below.

The ten percent interest in Blocks 13 and 14 that we hold in trust for Shunkhlai Group LLC results from a joint venture agreement with Shunkhlai Group LLC dated July 1, 2008 and the subsequent provision of advisory and consulting services to our company in the negotiation of the production sharing agreements for Blocks 13 and 14. On November 5, 2010, we entered into a cooperation agreement with Shunkhlai Group LLC pursuant to which we cancelled the July, 2008 joint venture agreement and agreed to that Shunkhlai Group LLC would own ten percent of Gobi Energy Partners GmbH after we restructured ownership of Blocks 13 and 14. The cooperation agreement contemplates that Shunkhlai Group LLC will continue to provide consulting services to us on an ongoing basis and that we will issue ten percent of the total issued and outstanding common shares of Gobi Energy Partners GmbH to Wit Alliance Limited, a subsidiary of Shunkhlai Group LLC. We expect that these shares of Gobi Energy Partners GmbH will be subject to a unanimous shareholders’ agreement which will set out the rights and obligations of the shareholders, including restrictions on share transfers.

In our November 5, 2010 cooperation agreement with Shunkhlai Group LLC, we agreed to pay all of the exploration and overhead expenses contemplated in the work program and budget agreed upon between the parties during a five-year exploration period consisting of a first phase of one year, a second phase of two years and a third phase of two years. In the event of a commercial discovery, trade sale and/or a corporate market transaction, Shunkhlai Group LLC/Wit Alliance Limited has agreed to repay its proportionate share (10%) of exploration and overhead expenses incurred during phases 2 and 3, together with interest at a rate of eight percent per annum, provided, however, that we have agreed not to charge interest during 2010. Also, if Shunkhlai Group LLC or Wit Alliance Limited transfers its interest in Gobi Energy Partners GmbH to a third party, or if there is a change in control of Shunkhlai Group LLC or Wit Alliance Limited, Shunkhlai Group LLC is required to repay its proportionate share of exploration and overhead expenses incurred during phases 2 and 3 together with all accrued interest.

The financial and work commitment of each production sharing contract for Blocks 13 and 14 is as follows:

Period	Contract Year	THE WORK PLAN	Cost	Investment per year (US$)
I	1	Collection and processing of geological data	150,000	625,000
		Reconnaissance of work of the block, 4000 km	40,000
		Geological Mapping 500 km2	50,000
		Geological Mapping 100 km2	30,000
		Geologic structural sections 400 km	140,000
		Lithologic-stratigraphical sections 1900m	95,000
		Paleontologic stratigraphical works	40,000
		Sampling 300	15,000
		Laboratory analytical works	35,000
		Data Processing	30,000
II	2	Geological Mapping 850 km2	85,000	825,000
		Geological Mapping 400 km2	120,000
		Lithologic-stratigraphical sections 3200m	160,000
		Paleontologic stratigraphical works	80,000
		Sampling 800	40,000
		Laboratory analytical works	75,000
		Data Processing	55,000
	3	Data Processing	15,000	1,740,000
		Topographic geodesic works	50,000
		Exploration seismology 2D, 200 km	1,600,000
		Exploration seismology 3D, 5 km	75,000
III	4	Data Processing	40,000	4,360,000
		Topographic geodesic works	20,000
		Exploration seismology 2D, 100 km	800,000
		Exploration seismology 3D, 20 km	300,000
		Preparation to drilling, well 1	30,000
		Well Drilling, 1 well	2,870,000
		Log survey, 1 well	300,000
III	5	Data Processing	50,000	6,900,000
		Preparation to drilling, well 2	60,000
		Well Drilling, 2 well	5,740,000
		Log survey, 1 well	600,000
		Well test, 3 well	450,000
		TOTAL		14,450,000

There are no known reserves on either block. The primary exploration targets are anticipated to be sandstone reservoirs located between 425 meters (1,394 feet) and 2,500 meters (8,203 feet) below the surface.

Expenditures and Commitments

The following table sets forth the approximate amounts incurred by us pursuant to each production sharing contract for Blocks 13 and 14 during the periods indicated:

Production Sharing Contract	2008*	2009*	2010*
Block 13	$179,573	$239,433	$693,203
Block 14	$179,573	$239,433	$693,203

*starting April 21

The following table sets forth the approximate amounts to be incurred pursuant to each production sharing contract for Blocks 13 and 14 during the periods indicated:

Production Sharing Contract	2011*	2012*	2013*
Block 13	$1,740,000	$4,360,000	$6,900,000
Block 14	$1,740,000	$4,360,000	$6,900,000

*starting April 21

Operating Activities

During 2009, our geologists, supported by experts from the Geological Institute of Israel, A.P. Karpinsky Russian Geological Research Institute (St. Petersburg) and the University of Novosibirsk completed the Phase 1 field work program, defining structural trends with potential petroleum accumulations. Based on these results and previous data we are currently designing a seismic acquisition program. Also during 2009, we opened an office in Ulan Bator, the capital of Mongolia. The office serves as a base camp for geological expeditions within our blocks in Mongolia. Our geologists performed several geological field trips within our Blocks 13 and 14.

By the end of December, 2009, we completed and over-fulfilled our work commitment for both production sharing contracts for the first period ending on April 21, 2010. Each contract comprised a minimum investment of $625,000. As a consequence, a deposit of $2 million was released and used to pay back the loan with the Mongolian Trade and Development Bank.

In 2009, we prepared a 5 year plan for environmental protection and restoration, which was approved by the Mongolian Ministry of Environment. The plan has to be updated on an annual basis as the work program evolves.

In 2010, we began to re-interpret existing geological data and plan for a gravity survey. This was to further define the location of lines for the recently completed seismic campaign on Blocks 13 and 14, in which we acquired approximately 300 linear km of seismic data. Also, we collected data from a total of 451 existing wells drilled in the Zuunbayan and Tsagaan Els oil fields area and in prospects. All well data was translated from Russian and Mongolian into English for analysis by international experts.

On August 31, 2010, we entered into a contract with DQE International Tamsag (Mongol) LLC, a subsidiary of CNPC Daqing Petroleum, for the acquisition of 300 km of 2D seismic on Blocks 13 and 14 for an aggregate total of $1,050,000, payable according to a specific schedule. We were required to provide a bank guarantee over the outstanding amount, which is to be reduced according to the same schedule.

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

Our plans for 2011 call for the acquisition of another 833 km (517.6 miles) of data at a cost of approximately $3.35 million, including 303 km (188.3 miles) on Block 13 and 530 km (329.3 miles) on Block 14.

Tajikistan

Through our wholly-owned subsidiary, DWM Petroleum AG, we own 90% of the issued and outstanding shares of CJSC Somon Oil Company, a Tajikistan company originally formed in 2005. Anavak LLC owns the remaining 10%. CJSC Somon Oil Company owns two exploration licenses located in Tajikistan. One of these licenses, known as Zapadnaya, or the West license, was granted by the Tajikistan government on July 25, 2007; the other, known as Severo-Zapadnaya, or the North-West license, was granted by the Tajikistan government on July 27, 2009.

The locations of these licenses are shown on the map below:

In an option agreement dated December 10, 2007, Santos International Ventures Pty Ltd. agreed to pay an amount equivalent to the seismic acquisition costs in the Tajik area (approximately $1.3 million) in consideration for an option to farm-in to CJSC Somon Oil Company’s prospecting licenses. Santos International Ventures Pty Ltd. has funded the entire amount of this option premium. Under the terms of our option agreement, Santos International Ventures Pty Ltd. had the right to exercise the option until June 10, 2008, subject to extension if we had not fulfilled certain obligations imposed on us. We have not yet fulfilled those obligations and the right to exercise the option remains open until we do so. If Santos International Ventures Pty Ltd. were to exercise its option to enter into a farm in agreement in respect of these licenses, Santos International Ventures Pty Ltd. would acquire a 70% interest in CJSC Somon Oil Company from us in exchange for certain future expenditure commitments for the exploration and development of the licenses.

Currently, Santos International Ventures Pty Ltd. continues to fund current capital expenditures, as well as certain general and administrative costs of CJSC Somon Oil Company.

Expenditures and Commitments

The following table sets forth the approximate amounts incurred by Santos International Ventures Pty Ltd. pursuant to the licenses during the periods indicated:

License	2007	2008	2009	2010
West	$625,261*	$465,818*	Nil	$1,830,159
North-West	Nil	Nil	Nil	$1,747,517

*funded by us using the option premium received from Santos International Ventures Pty Ltd.

The following table sets forth the approximate amounts to be incurred pursuant to the licenses during the periods indicated:

License	2011	2012	2013	2014
West	$3,550,000	$4,510,000	$2,530,000	Nil
North-West	$8,259,500	$120,000	$8,650,000	$8,660,000

The West License

The West license, which expires in October 2014, is located in the Fergana Basin and contains approximately 303,198 acres (approximately 1,227 km2). It contains a number of under-thrust leads and prospects including the Khodja-Bakirgan which is several kilometres north of CJSC South Petroleum Company’s South Tuzluk prospect in Kyrgyzstan (we own 25% of CJSC South Petroleum Company). Approximately 60% of the block in this license area is covered by former Soviet era seismic data. It is within this area that our targeted leads and prospects are found and the geological and structural setting appears to be very similar to CJSC South Petroleum Company’s Tuzluk prospect in Kyrgyzstan. CJSC Somon Oil Company has identified seven large under-thrust prospects that are located close to existing oil fields, all of which were originally identified by Soviet seismic and in 123 kilometers of 2-D seismic acquired by CJSC Somon Oil Company in late 2007 and the first six months of 2008.

The North-West License

In July 2009 CJSC Somon Oil Company was granted the North-west petroleum license which covers 2,492 km2 (615,784 acres) of exploration area and entitles the company to explore the area for a seven year term expiring in July 2016. The license area is located in the north part of the Sugd region, bordering on Uzbekistan and the Uzbek pipeline network. To the south-west the license area is adjacent with CJSC Somon Oil Company’s West license area. The seven year work program for the North West license contains 400 km of 2-D seismic, 100 km2 of 3-D seismic and 2 deep wells. Existing exploration data within the North-West license area includes six wells and 1,100 km of 2D seismic which was acquired during Soviet exploration campaigns between 1964 and 1992. In case of discovery CJSC Somon Oil Company will have the exclusive right to develop and exploit the discovery. CJSC Somon Oil Company has targeted large four-way closure prospects in the North-West license area at a depth of 3.5 -4.5 km.

There are no known reserves on either the West license or the North-West license areas.

Operating Activities

Starting in late December 2007, operations across the border from the Kyrgyz Republic into Tajikistan were conducted on the first of a number of seismic line extensions with the aim of obtaining long receiver offset data to improve imagery of the Tuzluk subthrust leads. These data were made available to CJSC South Petroleum Company through a trade agreement with CJSC Somon Oil Company. A total of 123 km of 2D seismic data were acquired in the CJSC Somon Oil Company block by the end of June 2008.

During the first quarter of 2009, we prepared a business plan for the northern Tajik area and the report for carrying out the first phase 2D seismic exploratory work. In October 2009 CJSC Somon Oil Company established an office in the center of Khudjant City from which it can stage future field and seismic work. In December 2009 CJSC Somon Oil Company signed an agreement with DANK Scientific Industrial Firm (Kazakhstan) for the acquisition of 250 km of 2D seismic in 2010 in the Western license area. During 2009, Santos International Ventures Pty Ltd. paid $760,752 in connection with the seismic program. DANK Scientific Industrial Firm (Kazakhstan) commenced the seismic acquisition work on February 13, 2010 and completed the work on June 4, 2010.

During the first six months of 2010 we acquired an aggregate of 220 km of 2D seismic in the Novobod-Obchai Kalachi and North-West license areas (104 km recorded in March 2010, 105 km recorded in May 2010, 11 km recorded in June 2010 and survey complete June 4, 2010). The seismic acquisition that commenced in the southern license areas (and locally across the Kyrgyz-Tajik border) on February 13, 2010 was completed on June 4, 2010.

We believe that our objectives relating to definition (to drill ready status) of the Chkalovsk and North Auchi prospects are likely to be met following final processing and mapping, on current indications. Objectives relating to lead definition in the West Digmai area appear disappointing at this stage, however, the same part of the dataset is encouraging with respect to the Yangiabad area (additional prospectivity). Lines additional to the initial program in the North-West license area are of good quality (field data and initial stacks) and have been valuable in terms of the contribution to understanding the technical issues and prospectivity in the area.

Technical database compilation and integration is ongoing.

The results have been submitted, together with a draft of a production sharing agreement, to Tajikistan’s Geological Agency and its Ministry of Energy.

First analysis of the data from the 2010 seismic program confirmed the existing prospects (two prospects are now considered mature for drilling) and reconnaissance data has revealed several large undrilled structures in the Northwest license. During the last few months of 2010, CJSC Somon Oil Company focused on drafting a drill program for a wildcat well at the Chkalovsk structure in the Bobodjon Gafurovskiy region. It has submitted drilling location data to the government and has submitted an application to the regional government requesting the allocation of a four hectare site on which it can locate a drilling rig and field camp.

During the last few months of 2010, representatives of CJSC Somon Oil Company have continued to negotiate the terms of a proposed production sharing agreement with the government. The final production sharing agreement is expected to include a proposed work program. We continue to negotiate the form of the production sharing agreement with various interested agencies of the government of Tajikistan. We believe that the finalization and ratification of the production sharing agreement is the last hurdle in order for Santos International Ventures Pty Ltd. to exercise its farm-in option.

Kyrgyz Republic (Project owned by CJSC South Petroleum Company)

Our wholly-owned subsidiary, DWM Petroleum AG, owns 25% of issued shares of CJSC South Petroleum Company, a Kyrgyz company incorporated in 2004. Through its wholly-owned subsidiary, Santos International Holding Pty Ltd., Santos Limited owns 70% of CJSC South Petroleum Company and a Kyrgyz government entity, Kyrgyzneftgaz, owns the remaining five percent. Santos International Holding Pty Ltd. and DWM Petroleum AG are parties to a farm-in agreement dated October 4, 2006, as amended, and a majority shareholder agreement dated November 13, 2006.

CJSC South Petroleum Company owns five exploration licenses that cover a total area of approximately 569,578 acres (or 2,305 km2). In the farm-in agreement dated October 4, 2006, as amended, Santos International Holding Pty Ltd. agreed to fund and carry out petroleum exploration and appraisal activities on this license area in a two-phase work program. The overall commitment by Santos International Holding Pty Ltd. for Phase 1 ($11.5 million) and Phase 2 ($42 million) of this work program is $53.5 million. In addition, Santos International Holding Pty Ltd. is responsible for general administration and office overhead costs incurred by it in undertaking the work, which is estimated at $1,000,000 per year. Further details on the work programs are as follows:

  Phase 1 of the work program included the undertaking of geological studies at an estimated cost of $500,000, the reprocessing of up to 5,000 km of 2D seismic, if available and of high enough quality, at an estimated expenditure of $1,000,000 and the acquisition and processing of either 1,000 km of 2D seismic or a combination of 2D seismic and 3D seismic, up to a maximum expenditure of $10,000,000. Santos International Holding Pty Ltd. completed Phase 1 of the work program on October 24, 2008 and elected to begin Phase 2; and

  Phase 2 of the work program, which Santos International Holding Pty Ltd. commenced on December 2, 2008, includes drilling three exploration and three appraisal wells to a maximum expenditure of $7,000,000 per well. If Santos International Holding Pty Ltd. spends more than $43 million on these exploration and appraisal wells, we are required to pay 30% of the excess expenditure. Santos International Holding Pty Ltd. agreed to consult with, and endeavor to reach agreement with, us on the location of the wells to be drilled during Phase 2. If we are unable to agree on any such location, Santos International Holding Pty Ltd. has the right to determine that location. Santos International Holding Pty Ltd. drilled the first two exploration wells during 2009. Santos International Holding Pty Ltd. had the right, to be exercised within 60 days of the completion of the second exploration well, to withdraw from the farm-in agreement. Santos International Holding Pty Ltd.did not exercise this right to withdraw.

Expenditures and Commitments

The following table sets forth the approximate amounts incurred by Santos International Holding Pty Ltd. pursuant to the licenses during the periods indicated:

License	2004	2005	2006	2007	2008	2009	2010
Soh	$35,179	$82,902	$59,622	$79,904	$2,023,116	$13,381,159	$475,963
West Soh	$11,726	$21,286	$24,469	$32,196	$1,045,330	$1,022,145	$348,173
Tuzluk	$32,834	$63,054	$80,855	$995,283	$3,447,769	$3,821,728	$865,492
Nanay	$25,798	$132,887	$89,891	$79,786	$1,861,501	$760,819	$1,023,702
Naushkent	$11,726	$5,486	$10,658	$13,954	$350,073	$613,336	$113,657

The following table sets forth the approximate amounts to be incurred pursuant to the licenses during the periods indicated:

License	2011	2012	2013	2014
Soh	$2,282,622	$83,766	$3,601,936	$41,883
West Soh	$1,842,851	$83,766	$41,883	$41,883
Tuzluk	$1,842,851	$83,766	$3,162,165	$41,883
Nanay	$2,148,597	$4,556,868	$10,471	Nil
Naushkent*	Nil	Nil	Nil	Nil

*In January 2011, it was decided to relinquish the Naushkent license.

Licenses

CJSC South Petroleum Company’s five exploration licenses lie in the Fergana Basin. The Fergana Basin is an intermontane basin, the greater part of which lies mainly in the eastern part of Uzbekistan. CJSC South Petroleum Company has no known reserves on lands covered by these licenses.

The five existing licenses are set to expire between January and May of 2013 but are automatically renewable for up to ten years once a report has been submitted to the Kyrgyz government detailing the progress of a work program and once the associated minimum expenditures have been made. Upon the discovery of reserves that may be commercially exploited, licenses can be exclusively converted into exploitation licenses. In January 2011, it was decided to relinquish the Naushkent license.

Exploitation licenses are granted for 20 years with subsequent extensions depending on the depletion of the resource. There is a yearly fee payable to the government of approximately $150 per license and a minimum annual work program of $50 per km2 (approximately $115,250 per year for the land covered by the licenses). All taxes and work commitments on the five licenses are current. The current fiscal framework requires a 3% royalty, an excise tax of $1.90/bbl (exchange rate dependent), a local tax of 3% on gross revenues and a corporate tax of 10% payable to the Kyrgyz government on revenue from production from the areas covered by these licenses. The proposed fiscal framework will include a royalty of $0.145/mcf or $1.06/bbl, an excise tax of $4.94/bbl (exchange rate dependent), a bonus of 0.05% of reserve value ($350,000 for 10 MMBO, at $70/bbl),

The table below summarizes the licenses; the map below sets out their locations and a brief description of each active license follows.

License	Area (km2)	Date of Award	Date Renewed	Current Expiry Date
Nanai	999	July 9, 2004	February 5, 2009	January 28, 2013
Soh	631	April 29, 2004	June 21, 2010	May 12, 2013
West Soh	160	April 29, 2004	June 21, 2010	May 12, 2013
Tuzluk	474	April 29, 2004	June 21, 2010	May 12, 2013
Naushkent	41	April 29, 2004	February 5, 2009	January 28, 2013

Nanai Exploration License

The Nanai exploration license is located in the northern zone of the Fergana Basin bordering Uzbekistan to the south. CJSC South Petroleum Company has identified three structures in this zone called Alabuka 1, 2 and 3. CJSC South Petroleum Company believes that the target structures are situated in a footwall of a large shallow-dipping thrust bringing the Paleozoic rocks on the top of the tertiary and quaternary sequence. The seismic database consists of seven dip and four strike lines although only the ends of three of these lines cover any part of the structures. The structural definition therefore relies heavily on the use of analogies to proven structures mapped in Uzbekistan to the south. The current mapping covers only approximately 10% of the available area, and we believe similar structures may exist elsewhere within the license. As a result, we cannot quantify the potential in this license with the current database. Between 1993 and 1996 Kyrgyzneftgaz drilled the Alabuka-1 well on the license. Kyrgyzneftgaz aimed this well at a shallower target in the upper thrust sheet and did not penetrate into the lower thrust sheet. This well encountered in excess of 1,000 meters of Paleozoic rocks thrust over Paleocene to Pliocene rocks and proved the presence of tertiary reservoir rocks beneath the Paleozoic rocks in the hanging wall of the thrust.

Naushkent Exploration License

The Naushkent exploration license is located in the northern zone of the Fergana Basin bordering Uzbekistan to the south. Currently, there is no seismic or well data for this license. The only available data is an old Soviet map showing a closed structure. Seismic exploration is required to get volumetric characteristics for the structure shown on the Soviet map.

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

Operating Activities

Seismic operations in the Tuzluk license began on September 30, 2007 and were completed on June 27, 2008 with a total of 315.4 km of seismic data acquired. Following completion of operations in the Tuzluk license, seismic operations on the Nanai license began on July 18, 2008 and completed by the end of October 2008. During the third quarter of 2008, 100.2 km of seismic data was acquired for this license. During the first quarter of 2009, seismic operations were initiated on the Soh license. So far CJSC South Petroleum Company has acquired a total of 352.83 km of 2D seismic data on the Soh license. In addition, it has acquired a total of 19.62 km of 2D seismic data on the Naushkent license since and a total of 31.47 km of 2D seismic data on the West Soh license. Also, several initiatives have been undertaken in relation to the seismic program including data exchange agreements for neighboring licenses.

In June 2009, CJSC South Petroleum Company and Caspian Oil and Gas Limited, through its subsidiary Closed Joint Stock Company Sherik, commenced a shallow drilling program in the Soh and Tuzluk licenses with the drilling of an exploration well at the North Aizar-1 prospect (on the Tuzluk license). CJSC Sherik carried out the drilling operations. During 2009, two wells were drilled as follows:

  North Aizar well within the Tuzluk license area was drilled to a total depth of 1,860 m (between June 2009 and July 2009). Minor hydrocarbon shows were encountered and the well was plugged. After drilling the North Aizar well the rig was moved to the Soh license area.

  Within the Soh license area the Khudai-Nazar SPC #1 well was drilled. The drilling started in August 2009 with the projected depth 2,405 m and finalized on September 23, 2009 at 2,202 m depth. Minor hydrocarbon shows were encountered and the well was plugged.

According to the above data CJSC South Petroleum Company has completed its commitments according to license agreements: Field seismic acquisition works in 2D format (403,92 km), their complete processing and partial interpretation; drilling in an aggregate depth of 4,062 meters; CJSC South Petroleum Company obtained, digitized and analyzed a significant amount of field geophysical survey data of wells of previous years (>150 wells); regional models of possible hydrocarbon migrations were designed; elaborated preliminary structural maps along the roof of the Paleogene sediments; petrophysical data of principal reservoirs and screen horizons were obtained and generalized.

CJSC South Petroleum Company contracted the Kazak seismic crew, DANK Scientific Industrial Firm (Kazakhstan), to perform further seismic work. As part of the Tajik seismic program, around 20 km of 2D seismic lines reaching into the Kyrgyz license area were acquired in the first quarter of 2010. CJSC South Petroleum Company fulfilled its seismic commitment in the Tuzluk license area for 2010.

In April of 2010, Kyrgyz President Kurmanbek Bakiyev resigned and a provisional government assumed control of the country during a period of violent political unrest. A state of emergency was declared in June, 2010, and CJSC South Petroleum has temporarily suspended drilling operations in the country.

Albania (Owned by Petromanas Energy Inc.)

On February 24, 2010, our wholly-owned subsidiary, DWM Petroleum AG, completed the sale of all of the issued and outstanding shares of its subsidiary, Manas Adriatic GmbH, to Petromanas Energy Inc., a British Columbia incorporated in 1998 (formerly known as WWI Resources Ltd.). Through DWM Petroleum AG, we own approximately 31.7% of the common shares of Petromanas Energy Inc.

Petromanas Energy Inc. now owns all of the outstanding shares of Petromanas Albania GmbH (formerly Manas Adriatic GmbH). Petromanas Albania GmbH owns a 100% interest in three onshore oil and gas production sharing contracts containing six licenses located in Albania.

Licenses

In December 2007, Petromanas Albania GmbH was granted two production sharing contracts by the Ministry of Economy, Trade and Energy of Albania; one of these production sharing contracts covers licenses for the areas referred to as Blocks A and B, the other covers licenses for the areas referred to as Blocks D and E.

In July 2009, Petromanas Albania GmbH was granted another production sharing contract by the Ministry of Economy, Trade and Energy of Albania covering the licenses for the areas referred to as Blocks 2 and 3.

These production sharing contracts set out minimum work and expenditure requirements for three phases that must be complied with in order to maintain exploration rights. Failure to comply with the work and financial requirements in any one phase would lead to the termination of the exploration rights on that specific contract. After each phase, Petromanas Albania GmbH has the option to either continue or relinquish the exploration rights. Petromanas Energy Inc. has announced the completion of the Phase 1 work program for Blocks A, B, D and E on October 16, 2010.

There are no known reserves on these blocks.

The location of these blocks is set out in the map below.

The work programs for these blocks are substantially as follows:

Blocks A and B

The production sharing contract for Blocks A and B requires the following minimum work and financial programs to maintain them in good standing:

Phase 1 Minimum Work and Financial Program

Petromanas Albania GmbH commenced the Phase 1 work program on December 26, 2007 and completed it on October 16, 2010. After Phase 1, Petromanas Albania GmbH has the option to either continue pursuing or relinquish the exploration rights.

The Phase 1 minimum work and financial program required the following:

  the undertaking of a minimum of $400,000 in geological and geophysical studies;

  the re-processing of at least 200 km of seismic data at a minimum cost of $120,000; and

  the acquisition and processing of either 300 km of 2D seismic at a minimum cost of $2,500,000 or the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of US$6,000,000.

The Albanian National Agency of Natural Resources approved a reduction in the minimum seismic work commitment for the Phase 1 minimum work and financial program on Blocks A and B from 300 km to 190 km (from a minimum of $2,500,000 to $1,583,270).

Phase 2 Minimum Work and Financial Program

Petromanas Albania GmbH has two years from the completion of Phase 1 to complete Phase 2. The Phase 2 minimum work and financial program requires the following:

  the undertaking of a minimum of $300,000 in geological and geophysical studies; and

  the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

Phase 3 Minimum Work and Financial Program

Petromanas Albania GmbH has two years from the completion of Phase 2 to complete the requirements in Phase 3. The Phase 3 minimum work and financial program requires the following:

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

Blocks D and E

The production sharing contract for Blocks D and E require the following minimum work and financial programs to maintain them in good standing:

Phase 1 Minimum Work and Financial Program

Petromanas Albania GmbH commenced the Phase 1 work program on December 26, 2007 and completed it on October 16, 2010. After Phase 1, Petromanas Albania GmbH has the option to either continue pursuing or relinquish the exploration rights.

The Phase 1 minimum work and financial program required the following:

  the undertaking of a minimum of $400,000 in geological and geophysical studies;

  the re-processing of at least 200 km of seismic data at a minimum cost of $150,000; and

  the acquisition and processing of either 300 km of 2D seismic at a minimum cost of $2,500,000 or the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

The Albanian National Agency of Natural Resources has approved a reduction in the minimum seismic work commitment for the Phase 1 Minimum Work and Financial Program on Blocks D and E, from 300 km to 105 km (from a minimum of $2,500,000 to $875,000)

Phase 2 Minimum Work and Financial Program

Petromanas Albania GmbH has two years from the completion of Phase 1 to complete Phase 2. The Phase 2 minimum work and financial program requires the following:

  the undertaking of a minimum of $300,000 in geological and geophysical studies; and

  the drilling of an exploration well to a depth of at least 3,000 meters at a minimum cost of $6,000,000.

Phase 3 Minimum Work and Financial Program

Petromanas Albania GmbH has two years from the completion of Phase 2 to complete the requirements in Phase 3. The Phase 3 minimum work and financial program requires the following:

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

Blocks 2 and 3

The production sharing contract for Blocks 2 and 3 require the following minimum work and financial programs to maintain them in good standing:

Phase 1 Minimum Work and Financial Program

Petromanas Albania GmbH has until July 30, 2012 to complete the requirements in Phase 1. After Phase 1, Petromanas Albania GmbH has the option to either continue pursuing or relinquish the exploration rights. The Phase 1 minimum work and financial program requires the following:

  the undertaking of a minimum of $400,000 in geological and geophysical studies;

  the re-processing of at least 150 km of seismic data at a minimum cost of $100,000; and

  the drilling of an exploration well to a depth of at least 4,000 meters at a minimum cost of $8,000,000.

Phase 2 Minimum Work and Financial Program

Petromanas Albania GmbH has two years from the completion of Phase 1 to complete Phase 2. The Phase 2 minimum work and financial program requires the following:

  the undertaking of a minimum of $300,000 in geological and geophysical studies; and

  the drilling of an exploration well to a depth of at least 4,000 meters at a minimum cost of $8,000,000.

Phase 3 Minimum Work and Financial Program

Petromanas Albania GmbH has two years from the completion of Phase 2 to complete the requirements in Phase 3. The Phase 3 minimum work and financial program requires the following:

  the undertaking of a minimum of $300,000 in geological and geophysical studies; and

  the drilling of an exploration well to a depth of at least 4,000 meters at a minimum cost of $8,000,000.

The Phase 1 work program was commenced on July 31, 2009.

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

  If Petromanas Albania GmbH elects to commence drilling of a Phase 1, Phase 2 or Phase 3 exploration well and fails to timely commence drilling or after commencing drilling abandons the well without having completed it or meeting the minimum expenditures for that well, it must pay the Albanian National Agency of Natural Resources the difference between the minimum expenditures and the expenditures actually incurred.

  If Petromanas Albania GmbH elects to conduct a Phase 2 or Phase 3 minimum work and financial program, it must, within 180 days after the end of the previous program, relinquish to the Albanian National Agency of Natural Resources 25% of the License area, less any portion of the License area previously relinquished.

  Each production sharing contract provides for recovery of Petromanas Albania GmbH’s costs and expenses, profit sharing with the Albanian National Agency of Natural Resources ranging from nil to 15%, an allocation on production to the Albanian National Agency of Natural Resources (ranging from 10% to 15% on Blocks A, B, D and E and nil to 5% on Blocks 2 and 3), a 50% profit tax and, on Blocks 2 and 3, a 10% royalty tax.

  Each production sharing contract provides for payment of $100,000 per contract year for training of Albanian National Agency of Natural Resources’ personnel and purchase of technical data.

Chile

On August 10, 2007, we created a consortium with Improved Petroleum Recovery, a Texas company. A joint operating agreement signed on April 16, 2008 formalized the governance of the consortium and the legal entity that will carry out its operations.

On November 21, 2007, the consortium was awarded a license to explore and exploit the onshore Tranquilo block by Empresa Nacional del Petróleo-Chile. The contract relating to this license was ratified by the Council of Ministers in July 2008. The block, the largest among the 10 exploration blocks offered (6,760 km2) is situated in the Magallanes Basin in the southern part of Chile, with high exploration potential acreage with fields and infrastructure nearby. We incorporated Manas Energia Chile Limitada, a Chilean company, to hold the license. Improved Petroleum Recovery was the designated operator.

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

On April 29, 2008, Improved Petroleum Recovery and we entered into a farm-out agreement with GeoPark Holdings Ltd. and Pluspetrol S.A. GeoPark Holdings Ltd. is a publicly traded Bermuda company (its shares trade on the AIM market of the London Stock Exchange) with extensive oil and gas holdings in Chile, while Pluspetrol S.A. is a privately owned oil and gas exploration company headquartered in Argentina with oil and gas interests in Argentina, Peru, Bolivia and Chile. Pursuant to the agreement, Improved Petroleum Recovery and we will each hold 20% of the project and GeoPark Holdings Ltd. and Pluspetrol S.A. each hold 30%. An application for the transfer of the shares to the ministry was made after the first operations meeting with the Chilean ministry on August 26, 2008. A joint operating contract has been signed between Improved Petroleum Recovery, Pluspetrol S.A., GeoPark Holdings Ltd. and us, under which the operatorship will be transferred from Improved Petroleum Recovery to GeoPark Holdings Ltd..

Under the farm-out agreement we are carried for 8.6% and have to fund the remaining 11.4% of the capital expenditures during the first phase of work. We are responsible to finance our 20% share of all capital expenditures exceeding $ 14,360,000 of the first phase.

There are no known reserves on this property.

Sale of Our Chilean Project

On January 29, 2010, we signed an agreement to assign our interest in our Chilean project in exchange for a return of all of the money that we have invested in this project to date (i.e. approximately $70,000) and relief from all currently outstanding and future obligations in respect of the project. This agreement and the assignment of our interest in this project have been approved by the Ministry of Energy in Chile. The transfer of our participation in this project to the new owners is now subject to approval by the parties.

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

Employees

We have 22 full time employees, including our directors. Of our 22 employees, three are located in Switzerland and the rest are located in Canada, Mongolia and Tajikistan. Although we do not expect to increase our number of employees over the next twelve months, we are not currently able to predict if new employees will be employed in the coming twelve months. We outsource contract employment as needed and will continue to do so.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

Risks Associated with Our Company

We engage in a significant portion of our operations through ventures (farm-outs and other non-operating interests) that we do not control. We may not be able to materially affect the cost or success of those ventures.

We participate in an oil and gas exploration project in Albania through our ownership interest in Petromanas Energy Inc. In relation to this ownership interest, we are deemed to be a control person as we own approximately 31.7% of Petromanas Energy Inc’s issued and outstanding common shares; shareholders that own 20% or more of an issuer’s shares are deemed to be a “control person” by regulatory authorities absent evidence to the contrary. We also have minority representation on its board of directors, but we do not control its activities and we believe we do not control Petromanas Energy Inc. We cannot provide any assurance that Petromanas Energy Inc. will make decisions about its business that are reasonable, profitable or in our best interest.

We participate in an oil and gas exploration project in the Kyrgyz Republic through our 25% interest in CJSC South Petroleum Company. Santos Limited, an Australian public company, owns 70% of CJSC South Petroleum Company through its wholly-owned subsidiary, Santos International Holdings Pty Ltd., and Santos International Holdings Pty Ltd. operates the project pursuant to a farm-in agreement. As the operator, Santos International Holdings Pty Ltd. makes most of the decisions about the exploration and development of this project. We cannot assure you that Santos International Holdings Pty Ltd. or its subsidiaries, affiliates, agents or management will make decisions concerning this project that are reasonable, profitable or in our best interest. In addition, if Santos International Holdings Pty Ltd. spends more than $42 million on this project, we may be responsible for 30% of any expenditure in excess of that amount. As a result, we cannot control our potential costs.

Substantial portion of our total assets is from our equity investment in one company.

As of December 31, 2010, the book value of our equity investment in Petromanas Energy Inc. was $72,257,882, representing approximately 96.6% of our total assets. As a result, our financial condition is directly tied to the change in value of our investment in Petromanas Energy Inc. Trading in shares of Petromanas Energy Inc., which is listed on the TSX Venture Exchange, is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with its operations or business prospects. Furthermore, if we sell shares of Petromanas Energy Inc. to fund our operations, our sales could cause the price per share to decrease. Any decreases in the market price of the shares of Petromanas Energy Inc., whether due to volatility in general or to our sale of those shares could harm our financial condition.

Our lack of diversification increases the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

We have or were involved in projects in Mongolia, Tajikistan and Chile. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, and shares of CJSC South Petroleum Company, which is involved in a project in the Kyrgyz Republic. We lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified.

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

Substantially all of our licenses and assets are owned by our subsidiaries. These subsidiaries are formed in various countries pursuant to local law and regulation. In some cases, local regulation could result in the forced liquidation of one or more of these subsidiary companies. If any of our subsidiaries is liquidated before we can transfer its assets, the licenses and assets held by it could revert to the respective government. If this happens, our business could be harmed.

We are subject to various risks of foreign operations.

None of our projects are located in the United States or Canada. We have or were involved in projects in Mongolia, Tajikistan and Chile. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, and shares of CJSC South Petroleum Company, which is involved in a project in the Kyrgyz Republic. As such, our business is subject to governmental, political, economic, and other uncertainties in Mongolia, Tajikistan, the Kyrgyz Republic, Chile and Albania including, by way of example and not in limitation, expropriation of property without fair compensation, changes in energy policies or the personnel administering them, delays caused by the extensive bureaucracy, nationalization, currency fluctuations and devaluations, exchange controls and royalty increases, changes in oil or natural gas pricing policy, renegotiation or nullification of existing concessions and contracts, changes in taxation policies, economic sanctions, restrictions on the repatriation of currency and the imposition of specific drilling obligations and the other risks arising out of foreign governmental sovereignty over the areas in which our operations (or those of our venture partners) are conducted, as well as risks of loss due to civil strife, acts of war, guerrilla activities, insurrections, the actions of national labour unions, terrorism and abduction.

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

Substantially all of our assets are located outside the United States and Canada and all but one of our directors and all of our officers are nationals and/or residents of countries other than the United States and Canada, with the result that it may be difficult for investors to enforce within the United States or Canada any judgments obtained against us or our officers or directors.

Substantially all of our assets are located outside the United States and Canada. In addition, all but one of our directors and all of our officers are nationals and/or residents of countries other than the United States and Canada, and all or a substantial portion of such persons’ assets are located outside of North America. As a result, it may be difficult for investors to enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States and Canada. Consequently, you may be effectively prevented from pursuing remedies against us or them under applicable securities laws.

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

The nature of our business, to perform technical exploration and development depends, in large part, on our ability to attract and maintain qualified key personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to attract and retain them. Our development now and in the future will depend on the efforts of key management figures, such as Heinz Scholz, the Chairman of our board of directors, Peter-Mark Vogel, President and Chief Executive Officer, and Michael J. Velletta, Executive Director. The loss of any of these key people could have a material adverse effect on our business. We do not currently maintain key-man life insurance on any of our key employees.

There are potential conflicts of interest between our company and some of our directors and officers.

Some of our directors and officers are also directors and officers of other companies. Conflicts of interest could arise as a result of this. In addition, one of our officers and one of our directors have informed our company that they propose to pursue non-petroleum resource opportunities in Mongolia. As of the date of this annual report and to the knowledge of our directors and officers, there are no existing conflicts of interest between our company and any of these individuals but situations may arise where directors and/or officers of our company may be in competition with our company. Any conflicts of interest will be subject to and governed by the law applicable to directors’ and officers’ conflicts of interest. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict is required to abstain from any discussion and vote for or against the approval of such participation or such terms. As a result, our board of directors will be deprived of that person’s experience and expertise, which could adversely affect the outcome.

Risks Associated with Our Business

We have not discovered any oil and gas reserves, and we cannot assure you that that we ever will.

We are in the business of exploring for oil and natural gas and the development and exploitation of any oil and gas that we might find in commercially exploitable quantities. Oil and gas exploration involves a high degree of risk that the exploration will not yield positive results. These risks are more acute in the early stages of exploration. We have not discovered any reserves, and we cannot guarantee that we ever will. Even if we succeed in discovering oil or gas reserves, these reserves may not be in commercially viable quantities or locations. Until we discover such reserves, we will not be able to generate any revenues from their exploitation and development. If we are unable to generate revenues from the development and exploitation of oil and gas reserves, we will be forced to change our business or cease operations.

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

Our revenues and earnings, if any, will be highly sensitive to the price of oil and gas. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include, without limitation, governmental fixing, pegging, controls or any combination of these and other factors, changes in domestic, international, political, social and economic environments, worldwide economic uncertainty, the availability and cost of funds for exploration and production, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war, or the threat of war, in oil producing regions, the foreign supply of oil, the price of foreign imports and the availability of alternate fuel sources. Significant changes in long-term price outlooks for crude oil or natural gas could, if we ever discover and exploit any reserves of oil or natural gas, have a material adverse effect on revenues as well as the value of our licenses or other assets.

Our business will suffer if we cannot obtain or maintain necessary licenses or if there is a defect in the chain of title.

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

Also, although title reviews have been conducted on our existing properties, such reviews do not guarantee or certify an unforeseen defect in the chain of title will not arise to defeat our claim which could result from the loss of title and a reduction of the revenue received, if any.

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

Oil and gas exploration and development activities depend on the availability of equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas or in under-developed markets, needed facilities may not be readily available, which could increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

Emerging markets are subject to greater risks than more developed markets, including significant legal, economic and political risks.

In recent years Mongolia, Tajikistan, the Kyrgyz Republic, Chile and Albania have all undergone substantial political, economic and social change. As in any emerging market, Mongolia, Tajikistan, the Kyrgyz Republic, Chile and Albania do not possess as sophisticated and efficient business, regulatory, power and transportation infrastructures as generally exist in more developed market economies. Investors in emerging markets should be aware that these markets are subject to greater risks than more developed markets, including in some cases significant legal, economic and political risks. Investors should also note that emerging economies are subject to rapid change and that the information set out herein may become outdated relatively quickly. We cannot predict what economic, political, legal or other changes may occur in these or other emerging markets, but such changes could adversely affect our ability to carry out exploration and development projects.

Particularly, the legal systems of Mongolia, Tajikistan, the Kyrgyz Republic, Chile and Albania are less developed than those of more established jurisdictions, which may result in risk such as: the lack of effective legal redress in the courts, whether in respect of a breach of law or regulation, or, in an ownership dispute, a higher degree of discretion on the part of governmental authorities, the delays caused by the extensive bureaucracy, the lack of judicial or administrative guidance on interpreting applicable laws and regulations, inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions, or relative inexperience of the judiciary and courts in such matters.

Our business in Mongolia may be subject to legal risk.

Mongolia transitioned from state socialism and a planned economy to parliamentary democracy and a free market economy. Much progress has been made in this transition, but much remains to be done, particularly with respect to the rule of law. The legal framework in Mongolia is, in many instances, based on recent political reforms or newly enacted legislation, which may not be consistent with long-standing local conventions and customs. As a result, there may be ambiguities, inconsistencies and anomalies in the agreements, licenses and title documents through which we hold our interests in Mongolia, or the underlying legislation upon which those interests are based. Many laws have been enacted, but in many instances they are neither understood nor enforced and may be applied in an inconsistent, arbitrary or unfair manner, while legal remedies may be uncertain, delayed or unavailable. For decades Mongolians have looked to politicians and bureaucrats as the sources of the “law”. This has changed in theory, but often not in practice. With respect to most day-to-day activities in Mongolia, government civil servants interpret, and often effectively make, the law. This situation is gradually changing but at a relatively slow pace. While we believe that we have taken the legal steps necessary to obtain and hold its property and other interests in Mongolia, there can be no guarantee that such steps will be sufficient to preserve those interests.

Continued instability in the Kyrgyz Republic could adversely affect the operations of CJSC South Petroleum in the Kyrgyz Republic, which could have an adverse effect on our company.

In April of 2010, Kyrgyz President Kurmanbek Bakiyev resigned and a provisional government assumed control of the country during a period of violent political unrest. A state of emergency was declared in June, 2010, and CJSC South Petroleum has temporarily suspended drilling operations in the country. Continued instability in the Kyrgyz Republic could adversely affect the operations of CJSC South Petroleum in the Kyrgyz Republic, which could have an adverse effect on our company.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to discover reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements depends on developing and maintaining close working relationships with industry participants and government officials and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. We may not be able to establish these strategic relationships or, if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

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

If we develop and exploit oil and gas reserves, those operations will be subject to the customary hazards of recovering, transporting and processing hydrocarbons, such as fires, explosions, gas leaks, migration of harmful substances, blowouts and oil spills. An accident or error arising from these hazards might result in the loss of equipment or life, as well as injury, property damage or other liability. We have not made a determination as to the amount and type of insurance that we will carry. We cannot assure you that we will obtain insurance on reasonable terms or that any insurance we may obtain will be sufficient to cover any such accident or error. Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in currency exchange rates could have a material adverse impact on our operations.

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

We are authorized to issue 300,000,000 shares of common stock and, as of March 18, 2011 of which 125,914,661 shares of our common stock were issued and outstanding. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital without the consent of any of our stockholders. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

Our directors and executive officers own approximately 30.9% of our outstanding common stock.

In the aggregate, our directors and executive officers own approximately 30.9% of our outstanding common stock and they have the right to exercise options and warrants that would permit them to acquire, in the aggregate, up to an additional 3.4% of our common stock within the next 60 days. As a result, our directors and executive officers as a group may have a significant effect in delaying, deferring or preventing any potential change in control of our company, be able to strongly influence the actions of our board of directors even if they were to cease being our directors and control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our principal executive office address is Bahnhofstrasse 9, 6341 Baar, Switzerland. Its telephone number is +41 (44) 718 10 30. Gobi Energy Partners LLC has an office in Ulan Bator, the capital of Mongolia, which serves as a base camp for geological expeditions for our operations in Mongolia. CJSC Somon Oil Company has offices in Dushanbe, the capital of Tajikistan, and Kudjant, which serve as base camps for geological expeditions for our operations in Tajikistan.

We maintain a registered office for service in the State of Nevada, located at Nevada Corporate Services, Inc., 8883 West Flamingo Road Suite 102, Las Vegas. Nevada 89147, U.S.A. In addition, the offices of Velletta and Company, located in Victoria, British Columbia, serves as our registered office in the Province of British Columbia. Velletta and Company’s address is 4th Floor – 931 Fort Street, Victoria, British Columbia V8V 3K 3, Canada.

Oil and Gas Properties

The description of our oil and gas property interests is under the section entitled “ITEM 1. BUSINESS” beginning on page 6 starting with the subsection “Overview of Our Projects”.

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

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

Quarter Ended	High Bid	Low Bid
March 31, 2009	$0.25	$0.076
June 30, 2009	$1.00	$0.10
September 30, 2009	$0.80	$0.33
December 31, 2009	$0.71	$0.421
March 31, 2010	$0.95	$0.522
June 30, 2010	$0.85	$0.51
September 30, 2010	$0.57	$0.30
December 31, 2010	$0.63	$0.30

On March 17, 2011, the closing price for our common stock as reported by the OTC Bulletin Board was $0.62.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer. Its address is 100 First Avenue South, Suite 287, St. Petersburg, Florida 33701.

Holders of Common Stock

As of March 18, 2011, there were approximately 200 registered holders of record of our common stock. As of such date, 125,914,661 shares were issued and outstanding.

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

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	9,750,000	$0.58	10,250,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	9,750,000	$0.58	10,250,000

Recent Sales of Unregistered Securities

Except as disclosed below, since the beginning of our fiscal year ended December 31, 2010, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

On February 3, 2011, we issued 1,186 shares for services performed during the month of January 2011 pursuant to a consulting agreement entered into on December 7, 2010 with a consultant to provide our company with business opportunities in petroleum exploration and development. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 2, 2011, we issued 1,765 shares for services performed during the month of February 2011 pursuant to a consulting agreement entered into on December 7, 2010 with a consultant to provide our company with business opportunities in petroleum exploration and development. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this annual report beginning at page 38 below. This discussion contains forward looking statements reflecting our current expectations and estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the sections of this annual report titled “Risk Factors” beginning at page 22 above and “Forward-Looking Statements” beginning at page 1 above.

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

We carry out our operations both directly and through participation in ventures with other oil and gas companies. We have or were involved in projects in Mongolia, Tajikistan and Chile. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, and shares of CJSC South Petroleum Company, which is involved in a project in the Kyrgyz Republic.

We have no operating income yet and, as a result, depend upon funding from various sources to continue operations and to implement our growth strategy.

Results of Operations

Net Income/Net Loss

For the year ended December 31, 2010, we had net income of $74,442,353 as compared to net loss of $21,618,015 for the year ended December 31, 2009. This increase in our net income is mainly attributable to non-operating income, which includes a gain from sale of subsidiary of $57,850,918 and a gain in the fair value of investment in associate (Petromanas Energy Inc.) of $25,851,061.

Operating Expenses

For the year ended December 31, 2010, our operating expenses decreased by one percent to $9,421,318 from $9,501,901 reported for the same period in 2009. For the year ended December 31, 2010, while we incurred lower personnel costs and lower administrative costs, we recorded higher exploration costs and higher consulting fees.

Personnel Costs

For the year ended December 31, 2010, we incurred personnel costs of $3,700,864 as compared to $5,586,429 for the same period in 2009. This 34% decrease in our personnel costs is mainly attributable to lower stock-based compensation charges, which are non-cash. In 2010 we recorded stock-based or stock option-based compensation charges under personnel costs of $2,869,758 compared to $4,296,079 for 2009. Lower personnel costs in 2010 also resulted due to the deconsolidation of our Albanian subsidiary as of February 24, 2010.

Exploration Costs

For the year ended December 31, 2010, we incurred exploration costs of $1,965,606 as compared to $1,067,986 for the same period in 2009. This increase of 84% mainly occurred in connection with our work program in Mongolia.

Depreciation

For the year ended December 31, 2010, we recorded depreciation of $64,951 as compared to $67,687 for the same period in 2009. This decrease of 4% is mainly attributable to the deconsolidation of our Albanian subsidiary as of February 24, 2010.

Consulting Fees

For the year ended December 31, 2010, we recorded consulting fees in the amount of $2,263,856 as compared to consulting fees of $1,109,121 for the year ended December 31, 2009. This increase of 104% is mainly attributable to a share grant to a consultant, which roughly amounted to $950,000.

Administrative Costs

For the year ended December 31, 2010, our administrative costs declined to $1,426,041 from $1,670,678 during the same period in 2009. This decrease of 15% is mainly attributable to the deconsolidation of our Albanian subsidiary as of February 24, 2010.

Non-Operating Income

For the year ended December 31, 2010, we recorded a non-operating income of $83,866,319 as compared to a non-operating expense of $12,111,713. This is an increase of $95,978,032 and is mainly attributable to three components:

  Firstly, we recorded for the year ended December 31, 2010 under changes in fair value of warrants a gain of $533,223 as compared to a loss of $10,974,312 for the same period in 2009;

  Secondly, we recorded for the year ended December 31, 2010 a gain from sale of subsidiary of $57,850,918 as compared to $0 for the same period in 2009; and

  Thirdly, we recorded for the year ended December 31, 2010 a gain in the fair value of investment in associate of $25,851,061 as compared to $0 for the same period in 2009.

Liquidity and Capital Resources

Our cash balance as of December 31, 2010 was $1,736,571. Our shareholders’ equity as of December 31, 2010 was $71,723,484. As of December 31, 2010, our total current assets were $2,191,848 and our total current liabilities were $477,001, resulting in net working capital of $1,7114,847.

Cash Flows
	Year Ended December 31
	2010	2009
Net (Cash Used) in Operating Activities	$(6,488,168)	$(6,450,830)
Net Cash Provided by Investing Activities	$11,579,109	$7,028,263
Net (Cash Used) in Financing Activities	$(4,235,779)	$(106,148)
Change in Cash and Cash Equivalents During the Period	$855,162	$471,285

Operating Activities

Net cash used in operating activities of $6,488,168 for the year ended December 31, 2010 has slightly increased from $6,450,830 for the same period in 2009.

Investing Activities

Net cash provided by investing activities has increased to $11,579,109 for the year ended December 31, 2010 from an inflow of $7,028,263 for the same period in 2009. This 65% increase is mainly attributable to proceeds from sale of investment of $10,765,810. The cash inflow mainly resulted from the proceeds from sale of investment (i.e. $10,765,810) and the release of a bank guarantee due to the sale of this investment (i.e. $821,825). In the previous year ended December 31, 2009, $7,042,896 through the reduction of the bank guarantee in Albania and the reduction of the amount on the escrow account in Mongolia positively affected our cash inflow from investing activities.

Financing Activities

Net cash used in financing activities of $4,235,779 for the year ended December 31, 2010 has changed from net cash used of $106,148 for the same period in 2009. In the year ended December 31, 2010, cash outflows resulted from repayment of contingently convertible loans (i.e. $2,000,000), repayment of debentures (i.e. $4,000,000) and repayment of promissory notes to shareholders (i.e. $540,646). In addition, a bank overdraft of $196,154 was settled. Proceeds from the exercise of warrants and options positively affected cash flow from financing activities by $2,260,959 and $240,062, respectively. In the year ended December 31, 2009, cash flow from financing activities was positively affected by a contribution of $917,698 by Petromanas Energy Inc.(formerly WWI Resources Ltd.) to ensure ongoing operations in our Albania project and a bank account overdraft of $196,154, and negatively affected due to the net repayment of the bank loan of $1,220,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months:

Expense	Amount
Geological & Geophysical	4'550'000
General & Administrative	3'300'000
Legal	310'000
Marketing	160'000
Audit	340'000
Total Expenses planned for next 12 months	8'660'000

Going Concern

Our cash balance as of December 31, 2010 was $1,736,571.

In addition to our cash balance, we held 200,000,000 common shares of Petromanas Energy Inc. of which 25,000,000 were freely tradable as of December 31, 2010. The quoted market price of shares of Petromanas Energy Inc. on December 31, 2010 was CAD$0.40 (approximately $0.40) . Hence, the market value of the freely tradable shares was approximately $9,997,000 (CAD$10,000,000).

Based on our business plan for the next 12 months, we anticipate that we will need $8,660,000 to fund our operations.

Given our net working capital plus our freely tradable shares of Petromanas Energy Inc., we do not expect that we will need additional funding from external sources to cover our monthly burn rate of approximately $340,000 and minimum work commitments before February 2012.

In order to fund our operations beyond February 2012, we believe that we will need further financing. These funds have to be raised either through external sources, or via the sale of common shares of Petromanas Energy Inc.

As of February 2, 2011, we filed a registration statement on Form S-1 with the Securities and Exchange Commission and on February 1, 2011, we filed a preliminary prospectus with the securities commissions in all of the provinces of Canada except Quebec, for a proposed public offering of common shares to raise a minimum of $20,000,000 and a maximum of $30,000,000 at a price per share to be determined in the context of the market. The registration statement and the preliminary prospectus relating to the offering of these securities have not yet become effective.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Exploration and evaluation costs

We account for our exploration costs on a successful efforts basis and therefore all geological and geophysical costs, which include costs of topographical, geological, and geophysical studies, rights of access to properties to conduct those studies, and salaries and other expenses of geologists, geophysical crews, and others conducting those studies, are expensed as incurred.

Equity investment measured at fair value

For one of our investment in associates, we have elected the fair value option in accordance with ASC 820 for the subsequent measurement of the investment in associate. The shares of this investment in associate are traded on an active market and the quoted market price represents a readily determinable fair value and can be taken as a basis for the calculation of the fair value. Since the shares of our investment in associate are held in escrow and are subject to hold periods and an escrow release schedule, we apply an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the company has issued.

Stock-based Compensation

We account for all of our stock-based payments and awards applying the fair value method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if we had paid cash instead of paying with or using equity based instruments. The costs of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term. For restricted share grants, we calculate the fair value applying a prorated discount of 12% on the share price at the grant date over the restriction period.

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

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Phone +41 44 444 35 55	BDO Visura International AG
Fax +41 44 444 37 66	Fabrikstrasse 50
www.bdo.ch	CH-8031 Zurich

Report of Independent Registered Public Accounting Firm

Board of Directors
Manas Petroleum Corporation (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Manas Petroleum Corporation (An Exploration Stage Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income / (loss), statements of shareholders’ equity (deficit), and cash flow statements for the years ended December 31, 2010 and 2009 and the period from May 25, 2004 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Manas Petroleum Corporation for the period from inception to December 31, 2008. Such statements are included in the cumulative inception to December 31, 2010 totals of the statements of operations and cash flows and reflect total revenues and net losses of $1,375,728 and $44,204,915, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2008, included in the cumulative totals, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manas Petroleum Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and the period from May 25, 2004 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As more fully disclosed in Note 9 to the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting for certain warrants with the adoption of new guidance on determining whether an instrument is indexed to an entity’s own stock.

Zurich, March 18, 2011

BDO Visura International AG

/s/ Andreas Wyss	/s/ Christoph Tschumi
Andreas Wyss	Christoph Tschumi

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	12.31.2010	12.31.2009
	USD	USD
ASSETS

Cash and cash equivalents	1'736'571	804'663
Restricted cash	87'063	908'888
Accounts receivable	31'090	60'611
Prepaid expenses	337'124	450'372
Total current assets	2'191'848	2'224'534

Debt issuance costs	-	112'619
Tangible fixed assets	85'420	178'191
Investment in associate	238'304	238'304
Investment in associate (Petromanas)	72'257'882	-
Total non-current assets	72'581'606	529'114

TOTAL ASSETS	74'773'454	2'753'648

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Accounts payable	103'129	610'581
Bank overdraft	-	196'154
Short-term loan	-	917'698
Promissory notes to shareholders	-	540'646
Contingently convertible loan	-	1'886'905
Debentures	-	3'887'179
Warrant liability	-	683'305
Accrued expenses Exploration costs	-	713'992
Accrued expenses Professional fees	277'762	220'449
Accrued expenses Interest	-	82'749
Other accrued expenses	96'110	13'673
Total current liabilities	477'001	9'753'331

Pension liabilities	55'522	29'504
Total non-current liabilities	55'522	29'504

TOTAL LIABILITIES	532'523	9'782'835

Temporary equity (common stock USD 0.001 par value, 6'454'993 and 0 shares, respectively)	2'517'447	-

Common stock (300,000,000 shares authorized, USD 0.001 par value, 124'987'393 and 119'051'733 shares, respectively, issued and outstanding)	124'987	119'052
Additional paid-in capital	53'836'749	49'532'367
Retained earnings/(deficit accumulated during the exploration stage)	17'710'747	(56'731'607)
Accumulated other comprehensive income
Currency translation adjustment	51'001	51'001
Total shareholders' equity/(deficit)	71'723'484	(7'029'187)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	74'773'454	2'753'648

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the year ended		Period from
05.25.2004
(Inception) to
	12.31.2010	12.31.2009	12.31.2010
	USD	USD	USD
OPERATING REVENUES

Other revenues	-	-	1'375'728
Total revenues	-	-	1'375'728

OPERATING EXPENSES

Personnel costs	(3'700'864)	(5'586'429)	(25'758'091)
Exploration costs	(1'965'606)	(1'067'986)	(9'058'123)
Depreciation	(64'951)	(67'687)	(232'147)
Consulting fees	(2'263'856)	(1'109'121)	(10'157'976)
Administrative costs	(1'426'041)	(1'670'678)	(13'313'749)
Total operating expenses	(9'421'318)	(9'501'901)	(58'520'086)

Gain from sale of investment	-	-	3'864'197
Loss from sale of investment	-	-	(900)
OPERATING INCOME/(LOSS)	(9'421'318)	(9'501'901)	(53'281'061)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	76'748	164'937	221'893
Changes in fair value of warrants	533'223	(10'974'312)	(10'441'089)
Warrants issuance expense	-	-	(9'439'775)
Gain from sale of subsidiary	57'850'918	-	57'850'918
Change in fair value of investment in associate	25'851'061	-	25'851'061
Interest income	5'984	93'565	603'456
Interest expense	(334'566)	(1'395'903)	(2'570'765)
Loss on extinguishment of debt	(117'049)	-	(117'049)
Income/(Loss) before taxes and equity in net loss of associate	74'445'002	(21'613'614)	8'677'588

Income taxes	(2'648)	(4'401)	(10'589)
Equity in net loss of associate	-	-	(24'523)
Net income/(loss)	74'442'353	(21'618'015)	8'642'476

Net income / (loss) attributable to non-controlling interest	-	-	(18'700)
Net income/(loss) attributable to Manas	74'442'353	(21'618'015)	8'623'776

Currency translation adjustment attributable to Manas	-	7'679	51'001
Net comprehensive income/(loss) attributable to Manas	74'442'353	(21'610'336)	8'674'777

Net comprehensive loss attributable to non-controlling interest	-	-	18'700
Net comprehensive income/(loss)	74'442'353	(21'610'336)	8'693'477

Weighted average number of outstanding shares (basic)	121'894'631	119'051'733	109'793'554
Weighted average number of outstanding shares (diluted)	124'533'272	119'051'733	n.a.

Basic earnings / (loss) per share attributable to Manas	0.61	(0.18)	0.08
Diluted earnings / (loss) per share attributable to Manas	0.60	(0.18)	n.a.

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENT	For the year ended		Period from
05.25.2004
(Inception) to
	12.31.2010	12.31.2009	12.31.2010
	USD	USD	USD
OPERATING ACTIVITIES

Net income/(loss)	74'442'353	(21'618'015)	8'642'476

To reconcile net income/(loss) to net cash used in operating activities

Gain from sale of subsidiary	(57'850'918)	-	(57'850'918)
Gain from sale of investment	-	-	(3'864'197)
Loss from sale of investment	-	-	900
Change in fair value of investment in associate	(25'851'061)	-	(25'851'061)
Equity in net loss of associate	-	-	24'523
Depreciation	64'951	67'687	232'147
Amortization of debt issuance costs	112'619	141'692	349'910
Warrant issuance expense / (income)	(533'223)	10'974'312	19'880'864
(Decrease) / increase in participation liabilities	-	(640'000)	-
Exchange differences	(76'748)	(164'936)	(221'893)
Non cash adjustment to exploration costs	(204'753)		(204'753)
Non cash interest income	(25'619)	-	(25'619)
Interest expense on contingently convertible loan	29'893	147'727	236'798
Loss on extinguishment of contingently convertible loan	83'202	-	83'202
Interest expense on debentures	78'974	438'639	764'142
Loss on extinguishment of debentures	33'847	-	33'847
Stock-based compensation	4'176'661	4'475'953	25'688'777
Decrease / (increase) in receivables and prepaid expenses	141'140	(249'012)	(364'649)
(Decrease) / increase in accounts payables	(480'499)	(436'734)	(406'240)
(Decrease) / increase in accrued expenses	(655'006)	426'220	299'665
Change in pension liability	26'018	(14'363)	55'522
Cash flow (used in) / from operating activities	(6'488'168)	(6'450'830)	(32'496'555)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(8'526)	(14'633)	(432'955)
Sale of tangible fixed assets and computer software	-	-	79'326
Proceeds from sale of investment	10'765'810	-	14'765'810
Decrease / (increase) restricted cash	821'825	7'042'896	(87'063)
Acquisition of investment in associate	-	-	(67'747)
Cash flow (used in) / from investing activities	11'579'109	7'028'263	14'257'370

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80'019
Issuance of units	-	-	15'057'484
Issuance of contingently convertible loan	-	-	1'680'000
Issuance of debentures	-	-	3'760'000
Issuance of promissory notes to shareholders	-	-	540'646
Repayment of contingently convertible loan	(2'000'000)	-	(2'000'000)
Repayment of debentures	(4'000'000)	-	(4'000'000)
Repayment of promissory notes to shareholders	(540'646)	-	(540'646)
Proceeds from exercise of options	240'062	-	240'062
Issuance of warrants	-	-	670'571
Proceeds from exercise of warrants	2'260'959	-	2'260'959
Cash arising on recapitalization	-	-	6'510
Shareholder loan repaid	-	-	(3'385'832)
Shareholder loan raised	-	-	4'653'720
Repayment of bank loan	-	(2'520'000)	(2'520'000)
Increase in bank loan	-	1'300'000	2'520'000
Increase in short-term loan	-	917'698	917'698
Payment of debt issuance costs	-	-	(279'910)
(Decrease) / increase in bank overdraft	(196'154)	196'154	0
Cash flow (used in) / from financing activities	(4'235'779)	(106'148)	19'661'280

Net change in cash and cash equivalents	855'162	471'285	1'422'096

Cash and cash equivalents at the beginning of the period	804'663	225'993	-
Currency translation effect on cash and cash equivalents	76'748	107'385	314'477
Cash and cash equivalents at the end of the period	1'736'571	804'663	1'736'571

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1'466'052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193'003
Warrants issued to pay placement commission expenses	-	-	2'689'910
Debenture interest paid in common shares	-	-	213'479
Forgiveness of advance payment from Petromanas Energy Inc.	917'698	-	917'698
Initial fair value of shares of investment in Petromanas	46'406'821	-	46'406'821
Forgiveness of receivable due from Manas Adriatic GmbH	(3'449'704)	-	(3'449'704)

MANAS PETROLEUM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre- hensive Income (Loss)	Total share- holders' equity / (deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80'000'000	80'000	19	-	-	80'019
Currency translation adjustment	-	-	-	-	(77'082)	(77'082)
Net loss for the period	-	-	-	(601'032)	-	(601'032)
Balance December 31, 2004	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)

Balance January 1, 2005	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)
Currency translation adjustment	-	-	-		218'699	218'699
Net loss for the year	-	-	-	(1'993'932)	-	(1'993'932)
Balance December 31, 2005	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)

Balance January 1, 2006	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)
Forgiveness of debt by major shareholder	-	-	1'466'052	-	-	1'466'052
Currency translation adjustment	-	-	-	-	(88'153)	(88'153)
Net income for the year	-	-	-	1'516'004	-	1'516'004
Balance December 31, 2006	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575

Balance January 1, 2007	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575
Recapitalization transaction	20'110'400	20'110	(356'732)	-	-	(336'622)
Stock-based compensation	880'000	880	7'244'409	-	-	7'245'289
Private placement of Units, issued for cash	10'330'152	10'330	9'675'667	-	-	9'685'997
Private placement of Units	10'709	11	(11)	-	-	-
Private placement of Units, issued for cash	825'227	825	3'521'232	-	-	3'522'057
Currency translation adjustment	-	-	-	-	3'069	3'069
Net loss for the year	-	-	-	(12'825'496)	-	(12'825'496)
Balance December 31, 2007	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870

Balance January 1, 2008	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870
Stock-based compensation	2'895'245	2'895	9'787'978	-	-	9'790'874
Private placement of Units, issued for cash	4'000'000	4'000	1'845'429	-	-	1'849'429
Issuance of warrants	-	-	10'110'346	-	-	10'110'346
Beneficial Conversion Feature	-	-	557'989	-	-	557'989
Currency translation adjustment	-	-	-	-	(13'212)	(13'212)
Net loss for the period	-	-	-	(30'296'106)	-	(30'296'106)
Balance December 31, 2008	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)

Balance January 1, 2009	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)
Adoption of ASC 815-40	-	-	(9'679'775)	9'086'971	-	(592'804)
Reclassification warrants	-	-	10'883'811	-	-	10'883'811
Stock-based compensation	-	-	4'475'953	-	-	4'475'953
Currency translation adjustment	-	-	-	-	7'679	7'679
Net loss for the year	-	-	-	(21'618'015)	-	(21'618'015)
Balance December 31, 2009	119'051'733	119'052	49'532'367	(56'731'607)	51'001	(7'029'187)

Balance January 1, 2010	119'051'733	119'052	49'532'367	(56'731'607)	51'001	(7'029'187)
Exercise of warrants	3'832'133	3'832	2'257'127	-	-	2'260'959
FV adjustment of exercised warrants	-	-	72'643	-	-	72'643
Reclassification warrants	-	-	77'439	-	-	77'439
Stock-based compensation	2'103'527	2'104	4'174'558	-	-	4'176'662
Shares to be issued	-	-	240'062	-	-	240'062
Redeemable shares	-	-	(2'517'447)	-	-	(2'517'447)
Net income for the period	-	-	-	74'442'353	-	74'442'353
Balance December 31, 2010	124'987'393	124'988	53'836'749	17'710'746	51'001	71'723'484

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

1. CORPORATE INFORMATION

The consolidated financial statements of Manas Petroleum Corporation (“Manas” or the “Company”) and its subsidiaries (collectively, “the Group”) for the year ended December 31, 2010 and 2009 and the period from May 25, 2004 (inception) to December 31, 2010, were authorized for issue in accordance with a resolution of the Directors on March 18, 2011. In terms of the oil and gas industry lifecycle, the Company considers itself to be an exploration stage company. Since it has not realized any revenues from its planned principal operations, the Company presents its financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) that apply in establishing operating enterprises, i.e. development stage companies. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

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

Our cash balance as of December 31, 2010 was $1,736,571.

In addition to our cash balance, of the 200,000,000 common shares of Petromanas held by the Group, 25,000,000 were freely tradable as of December 31, 2010. The quoted market price of Petromanas shares on December 31, 2010 was CAD $0.40. Hence, the market value of the freely tradable shares was approximately $9,997,000 (CAD $10,000,000).

Based on our business plan for the next 12 months, we will need $8,660,000 to fund our operations.

Given our net working capital plus our freely tradable shares of Petromanas Energy Inc., we do not expect that we will need additional funding from external sources to cover our monthly burn rate of approximately $340,000 and minimum work commitments before February 2012.

In order to fund our operations beyond February 2012, we believe that we will need further financing. These funds have to be raised either through external sources, or via the sale of common shares of Petromanas Energy Inc.

As of February 2, 2011, we filed a registration statement on Form S-1 with the Securities and Exchange Commission and on February 1, 2011, we filed a preliminary prospectus with the securities commissions in all of the provinces of Canada except Quebec, for a proposed public offering of common shares to raise a minimum of $20,000,000 and a maximum of $30,000,000 at a price per share to be determined in the context of the market. The registration statement and the preliminary prospectus relating to the offering of these securities have not yet become effective.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

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

Scope and methods of consolidation

The consolidated financial statements include Manas Petroleum Corporation and all companies which Manas Petroleum Corporation directly or indirectly controls (over 50% of voting interest). The companies included in the consolidation are listed in Note 15.

Investments in which the Company exercises significant influence, but not control (generally 20% to 50% ownership) are accounted for using the equity method. The Group’s share of earnings or losses is included in consolidated net income and the Group’s share of the net assets is included in long-term assets. Investments where the Company holds less than 50% and has no ability to exercise significant influence are accounted for using the cost method, unless we have elected the fair value option in accordance with ASC 820.

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

The functional currency for all of our consolidated subsidiaries is US dollar. For our subsidiary in Tajikistan that keeps its books in a currency other than US dollars, the company re-measures the Tajik financials as follows: Monetary assets and liabilities are translated using the balance sheet period-end date, while for the non-monetary assets and liabilities the historical rate is used. Expenses are translated using the average rate for the reporting period, except for depreciation and amortization, where the historical rate of the related asset or liability applies. Foreign currency translation gains and losses are reported on the statement of operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less (petty cash, bank balances and fiduciary deposits).

Equity investment measured at fair value

For one of our investment in associates, we have elected the fair value option in accordance with ASC 820 for the subsequent measurement of the investment in associate. The shares of this investment in associate are traded on an active market and the quoted market price represents a readily determinable fair value and can be taken as a basis for the calculation of the fair value. Since the shares of our investment in associate are held in escrow and are subject to hold periods and an escrow release schedule, we apply an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the company has issued.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

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

Deferred tax assets on tax loss carry-forwards are only recognized to the extent that it is more likely than not, that future profits will be available and the tax loss carry-forward can be utilized.

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

Revenue Recognition

Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Group and the revenue can be reliably measured. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. The Group’s revenue during the year 2008 consists of consulting fees from contracts with fees based on time and materials which are recognized as the services are performed and amounts are earned and options premiums received for the farm-out of the Group’s exploration interests. The Group did not earn revenue during the years 2009 and 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

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

Stock based compensation

Stock-based compensation costs are recognized in earnings using the fair-value based method for all awards granted. Compensation costs for unvested stock options and awards are recognized in earnings over the requisite service period based on the fair value of those options and awards. For employees fair value is estimated at the grant date and for non-employees fair value is re-measured at each reporting date as required by ASC 718 and ASC 505-50 (prior authoritative literature: SFAS 123R and EITF 96-18). Fair values of awards granted under the share option plans are estimated using a Black-Scholes option pricing model. The model input assumptions are determined based on available internal and external data sources. The risk free rate used in the model is based on the US treasury rate for the expected contractual term. Expected volatility is either based on the Company’s own historical share price volatility or on an average of historical volatility data from a peer group, whichever is more suitable. For restricted share grants, we calculate the fair value applying a prorated discount of 12% on the share price at the grant date over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the company has issued

Earnings per Share

Basic earnings per share are calculated using the Company’s weighted-average outstanding common shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares and the dilutive effect of warrants and stock options as determined under the treasury stock method.

4. NEW ACCOUNTING STANDARDS

Recently adopted accounting pronouncements

In June 2009, the FASB issued ASC 810-10 (prior authoritative literature: SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R)”) which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASC 810-10 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASC 810-10 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company adopted ASC 810-10 for the fiscal year beginning January 1, 2010, and its application had no impact on the Company’s consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

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

In December 2010, the FASB issued ASU 2010-20 (Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses) which requires an entity to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy or its allowance for credit losses. For public entities, certain disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted the requirements as of December 31, 2010 and its application had no impact on the Company’s consolidated financial statements.

New accounting pronouncements - not yet adopted

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

5. CASH AND CASH EQUIVALENTS

USD (held
	USD (held	USD (held	USD (held	in other	USD TOTAL	USD TOTAL
	in USD)	in EUR)	in CHF)	currencies)	Dec 31, 2010	Dec 31, 2009
Cash and Cash Equivalents	1'436'363	35'864	252'013	12'332	1'736'571	804'663

Cash and cash equivalents are available at the Group’s own disposal, and there is no restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

6. TANGIBLE FIXED ASSETS

The following tables show the Company’s tangible fixed assets for the years ended December 31, 2010 and 2009, respectively:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

2010	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	144'196	127'379	47'375	318'950
Additions	8'526	-	-	8'526
Deconsolidation of Manas Adriatic	(27'526)	(37'879)	-	(65'405)
Cost at December 31	125'196	89'500	47'375	262'072

Accumulated depreciation at January 1	(68'088)	(53'077)	(19'593)	(140'759)
Depreciation	(32'760)	(22'715)	(9'476)	(64'951)
Deconsolidation of Manas Adriatic	16'768	12'291	-	29'059
Accumulated depreciation at December 31	(84'080)	(63'501)	(29'069)	(176'651)

Net book value at December 31	41'116	25'999	18'306	85'420

2009	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	129'563	127'379	47'375	304'317
Additions	14'633	-	-	14'633
Sales	-	-	-	-
Cost at December 31	144'196	127'379	47'375	318'950

Accumulated depreciation at January 1	(36'554)	(26'400)	(10'117)	(73'072)
Depreciation	(31'534)	(26'677)	(9'476)	(67'687)
Sales	-	-	-	-
Accumulated depreciation at December 31	(68'088)	(53'077)	(19'593)	(140'759)

Net book value at December 31	76'108	74'302	27'782	178'191

Depreciation expense for the years ended December 31, 2010 and 2009 were $64,951 and $67,687, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

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

On February 24, 2010, we re-priced an aggregate of 4,350,000 stock options originally granted to three of our directors and/or officers on May 2, 2007 from an original exercise price of $4.00 to $0.70. We also re-priced 400,000 stock options granted to one of our directors and officers on June 25, 2007 from an original exercise price of $5.50 to $0.70. The cancellation of these stock options accompanied by the concurrent stock option grants (replacement awards) was accounted for as follows: (i) for the vested options, the incremental fair value, which is measured as the excess fair value of the modified awards over the fair value of the original awards at the time of modification, was recorded as compensation expense, (ii) regarding the unvested options, the re-pricing did not change our expectation that the awards will ultimately vest (type 1 modification) and incremental costs are recorded accordingly over the remaining vesting period. For the cancellation and replacement of the stock option grants, the company expensed $1,441,321 immediately for options that had already vested and $50,038 over the remaining vesting period for options that had not vested yet.

On February 24, 2010, we granted stock options to a director of one of our subsidiaries to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.70 per share for a term expiring February 24, 2015. The options vest in 12 quarterly installments, subject to proration to account for any partial calendar quarter at the beginning of the vesting period, with the first installment to vest on the first day of the first full calendar quarter after the date of the optionee’s stock option agreement, and with each subsequent installment to vest on the first day of each calendar quarter thereafter. The grant is subject to the execution of stock option agreements by the optionees and the terms of our 2008 stock option plan. As of October 1, 2010, this director of one of our subsidiaries has become an employee of our company. The fair value as of October 1, 2010 will be recorded over the remaining vesting period.

On June 2, 2010 we granted stock options to a consultant to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $0.80 per share for a term expiring June 2, 2013. The options vest in 12 quarterly installments, subject to proration to account for any partial calendar quarter after the date of the optionee’s stock option agreement, and with each subsequent installment to vest on the first day of each calendar quarter thereafter. On July 21, 2010, the consultant ceased to act as a consultant of the company, his options were cancelled and we issued 150,000 warrants with the same terms instead. As vesting is no longer tied to the services rendered by the consultant, we expensed $39,839 to account for the fair value of the warrants on July 21, 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

On September 14, 2010 we granted to one of our employees according to an employment agreement dated May 1, 2010 vested 100,000 shares of our common stock, which are subject to a hold period until May 1, 2011. On the first day of anniversary date beginning with May 1, 2011, he is to receive an additional vested 100,000 shares of our common stock until 2014. On May 1, 2015, he is to receive vested 200,000 shares of our common stock. All granted shares are subject to one-year hold period from the date of each grant. To account for this share grant, we made the following assumptions: the market price of the shares at the grant date is the basis for all grants (initial and potential grants in the future). The fair value of the shares is determined by applying a discount of 12% for the one year hold period. The fair value of the grant was determined to be $326,473 and will be expensed over the requisite service period.

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

On September 16, 2010 the term of a director elapsed. His non-vested options forfeited on that date and his vested options (i.e. 923,356 options with an exercise price of $0.26 and 400,000 options with an exercise price of $0.70) remained exercisable for 90 days and expired on December 16, 2010. On December 14, 2010 a total of 923,317 options with a strike price of $0.26 were exercised and the Company received $240,062. The shares were issued on January 10, 2011.

On December 6, 2010 we issued 2,000,000 shares of our common stock to a consultant in consideration for his consulting services. Half the shares are restricted from trading for 12 months, while the other half are restricted from trading for 24 months. The fair value of the share grant was calculated by discounting the market price on the grant date by 12% pro rata temporis to account for the trading restrictions. The total grant was valued at $953,658 and expensed on December 6, 2010.

On December 7, 2010 we entered into a consulting agreement effective October 1, 2010 with a consultant to provide our company with business opportunities in petroleum exploration and development. Pursuant to this agreement we issued an aggregate of 3,527 shares of our common stock to this consultant on December 9, 2010 (1,920 shares for the services performed during the month of October 2010 and 1,607 shares for the services performed during the month of November 2010).

7.1. Stock Option Grants

The Company calculates the fair value of the options granted applying the Black-Scholes option pricing model. Expected volatility is either based on the Company’s own historical share price volatility, or on an average of historical volatility data from a peer group, whichever is more suitable to price the respective stock option grant. The Company’s share price data can be traced back to April 2, 2007, and the Company believes that this set of data is sufficient to determine expected volatility as input for the Black-Scholes option pricing model. In cases, where the contractual option term substantially exceeds the Company’s own historical data, information regarding historical volatility from the peer group is considered when determining expected volatility.

The following table shows the weighted average assumptions used in the Black-Scholes option pricing model to calculate the fair values of the options granted during the financial years ended December 31, 2010 and 2009, respectively:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

	Years ended
	December 31,	December 31,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	89%	87%
Risk-free interest rate	1.735%	1.463%
Expected term (in years)	4.59	3.1

During the year ended December 31, 2010 and 2009, the weighted average fair value of options granted was $0.48 and $0.16 at the grant date, respectively.

A summary of the status of the Company’s non-vested shares under options as of December 31, 2010 and changes during the year is presented below:

		Weighted-average grant date
Nonvested options	Shares under option	fair value
Nonvested at December 31, 2009	4,838,097	0.34
Granted	2,150,000	0.48
Vested	(2,547,392)	0.58
Reclassified as warrants	(143,810)	0.37
Forfeited	(1,076,645)	0.14
Nonvested at December 31, 2010	3,220,250	0.34

As of December 31, 2010, there was $1,091,381 of unrecognized compensation expense related to non-vested stock option based compensation arrangements. These expenses are expected to be recognized over a weighted average period of 1.98 years.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2010:

			Weighted-
			average
		Weighted-	remaining
	Shares under	average	contractual	Aggregate
Options	option	exercise price	term (years)	intrinsic value
Outstanding at December 31, 2009	10,150,000	2.12
Cancellation (repricing)	(4,750,000)	4.13
Re-granted (repricing)	4,750,000	0.70
Granted	2,150,000	0.65
Reclassified as warrants	(150,000)	0.80
Exercised	(923,317)	0.26
Forfeited or expired	(1,476,683)	0.38
Outstanding at December 31, 2010	9,750,000	0.58	5.39	856,000

Exercisable at December 31, 2010	6,529,750	0.61	5.38	458,918

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

The following table summarizes the Company’s stock option activity for the year ended December 31, 2009:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Shares under	exercise	contractual	intrinsic
Options	option	price	term	value
Outstanding at December 31, 2008	11'650'000	4.00
Granted	5'400'000	0.35
Exercised	-
Forfeited or expired	(6'900'000)	3.92
Outstanding at December 31, 2009	10'150'000	2.12	5.33	1'276'000
Exercisable at December 31, 2009	5'311'903	3.32	6.46	286'282

The following table summarizes information about the Company’s stock options as of December 31, 2010:

	Options Outstanding				Options Exercisable
				Weighted				Weighted
				Average				Average
		Weighted		Remaining		Weighted		Remaining
Range of		Average	Aggregate	Contractua		Average	Aggregate	Contractua
Exercise	Number	Exercise	Intrinsic	l Life	Number	Exercise	Intrinsic	l Life
Prices	Outstanding	Price	Value	(Years)	Exercisable	Price	Value	(Years)
$0.00 to $0.50	2,400,000	0.26	816,000	1.33	1,338,462	0.26	455,077	1.33
$0.51 to $1.00	7,350,000	0.69	40,000	6.71	5,191,288	0.70	3,841	6.42

Total	9,750,000	0.58	856,000	5.39	6,529,750	0.61	458,918	5.38

7. 2 Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, we apply a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the company has issued.

The following table shows the Company’s non-vested shares in connection with share grants as of December 31, 2010 and changes during the period:

		Weighted-average
Nonvested shares	Shares	grant date fair value
Nonvested at December 31, 2009	-	-
Granted	2'703'527	0.54
Vested	(2'103'527)	0.56
Forfeited	-	-
Nonvested at December 31, 2010	600'000	0.47

During the comparable period for the previous year, no share grants have been made and neither shares have vested nor forfeited. As of December 31, 2010, unrecognized expenses related to share grants amounted to $260,318. These expenses are expected to be recognized over a weighted average period of 4.33 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

7.3. Summary Stock-based Compensation

A Summary of the charges related to stock-based compensations for the year ended December 31, 2010 and 2009 is presented in the following table:

Charges for Stock-based Compensations

Year Ending December 31	2010	2009
Option grants	3,119,714	4,475,953
Warrant grants	39,839	-
Share grants	1,017,108	-
Total	4,176,661	4,475,953
Recorded under Personnel	2,869,758	4,296,079
Recorded under Consulting Fees	1,306,903	179,874

For the year ended December 31, 2010 and 2009, the Company recorded a total charge of $4,176,661 and $4,475,953 respectively, with respect to equity awards granted under the stock compensation and stock option plans. For the year ended December 31, 2010 $2,869,758 and $1,306,903 were recorded in personnel costs and consulting fees respectively. During the comparable period 2009 the stock based compensation expenses of $4,296,079 and $179,874 were recorded in personnel costs and consulting fees respectively.

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

Debt issuance costs of $210,000 were incurred and were amortized over the term of the Debentures using the effective interest rate method.

On March 9, 2010, we have prior to its maturity fully repaid the principal and interest accrued.

For the year ended December 31, 2010 and 2009 we had interest expense on Debentures of $54,867 and $346,667, respectively. For the year ended December 31, 2010 and 2009 we accreted the Debentures for the discount, including the beneficial conversion feature by $112,821 (i.e. $78,890 accretion of discount and $33,931 loss on extinguishment of debt) and $438,640, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

At December 31, 2010 and 2009, the unamortized debt discount relating the debenture amounted to $0 and $112,821, respectively.

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

As a result of the subsequent equity sales adjustment clause included in most of the Company’s warrant agreements, the private placement on September 4, 2008 caused the Company to re-price 13,933,989 warrants to the last equity issuance price ($0.59) and increase the number of common shares to be issued upon exercise of the warrants to 69,966,707. The accounting impact of this re-pricing is to record an expense for the difference in the fair value of the new warrant agreements and the fair value of the original warrant agreements immediately prior to the adjustment. The result was a charge of $9,439,775 recorded in the year ended December 31, 2008 and a corresponding increase to additional paid in capital.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

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

As of December 31, 2009, the following Warrant agreements have been amended and, in accordance with ASC 815-40, needed to be reclassified as stockholder’s equity:

					Fair value at date of
Warrant series	# of Warrants	Strike price	Grant date	Expiry date	reclassification
Warrant B Equity PP1	29'917'145	0.59	April 10, 2007	April 10, 2010	$8'024'421.00
Brokerage Warrant PP # 1	5'880'044	0.59	April 10, 2007	April 10, 2010	$1'930'710.00
Debenture Warrants	3'114'408	0.59	April 30, 2008	April 30, 2010	$722'288.00
Total warrants reclassified					$10'677'419.00

					Fair value at date of
Warrant series - expired	# of Warrants	Strike price	Grant date	Expiry date	reclassification
Brokerage Warrant PP # 2	139'958	0.59	July 31, 2007	July 31, 2009	$6'810.00	*
Warrant Equity PP2 31-07-2007	3'315'550	0.59	July 31, 2007	July 31, 2009	$199'582.00	*
Total					$206'392.00
* expired unexercised July 31, 2009

				Total reclassified	$10'883'811.00

As of December 31, 2010, the following Warrant agreements have been amended during the year and, in accordance with ASC 815-40, needed to be reclassified as stockholder’s equity:

					Fair Value at date of
Warrant Series - expired	# of Warrants	Strike price	Grant date	Expiry date	reclassification
Warrant B Equity PP1	681'695	0.59	April 10, 2007	April 10, 2010	$77'439
			Total reclassified		$77'439

The fair value of liability classified warrants that were exercised during the year ended December 31, 2010 and 2009 of $72,643 and $0, respectively, was reclassified to additional paid-in capital.

The following table summarizes the Company’s warrant activity for the year ended December 31, 2010:

				Weighted-average
Warrants	Classifed as liability	Classified as equity	# of warrants	exercise price
Outstanding at December 31, 2009	5'581'532	42'911'597	48'493'129	0.62
Reclassification upon amendment of warrant agreement	(681'695)	681'695	-	0.59
Granted	-	150'000	150'000	0.80
Exercised	(350'763)	(3'481'370)	(3'832'133)	0.59
Forfeited or expired	(4'549'074)	(40'111'922)	(44'660'996)	0.59
Outstanding at December 31, 2010	-	150'000	150'000	0.80

The following table summarizes the Company’s warrant activity for the year ended December 31, 2009:

				Weighted-average
Warrants	Classifed as liability	Classified as equity	# of warrants	exercise price
Outstanding at December 31, 2008	-	73'966'707	73'966'707	0.61
Reclassification upon adoption of ASC 815-40	69'966'707	(69'966'707)	-
Granted	-	-	-
Exercised	-	-	-
Reclassification upon amendment of warrant agreement	(42'367'105)	42'367'105	-
Forfeited or expired	(22'018'070)	(3'455'508)	(25'473'578)	0.59
Outstanding at December 31, 2009	5'581'532	42'911'597	48'493'129	0.62

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

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

As of December 31, 2010 and December 31, 2009, the Company had 150,000 and 48,343,129 warrants outstanding to purchase common stock, respectively. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has enough shares of common stock authorized in the event that these warrants are exercised.

The following tables summarize information about the Company’s warrants outstanding as of December 31, 2010 and 2009:

Warrants outstanding as of December 31, 2010:

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

In connection with the warrants granted on July 21, 2010 we expensed during the year ended December 31, 2010 $39,839 as consultant expense (included in stock based compensation).

For the twelve-month periods ended December 31, 2010 and 2009 we recorded in Changes in fair value of warrants $533,223 and $(10,974,312) respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

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

As of December 31, 2010, we had no outstanding Bank Overdraft/Short-Term Loans.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

The initial carrying amount of the Loans of $1,680,000 will be accreted to the redemption amount of $2,000,000 over the term of the loans using the effective interest method.

On March 9, 2010, we have prior to its maturity fully repaid the principal and interest accrued.

For the years ended December 31, 2010 and 2009 we had interest expense on contingently convertible loan of $29,893 compared to $160,000 for the comparable previous year period.

We accreted the Loans for the discount that relates to the year ended December 31, 2010 and 2009 of $113,095 (includes $83,202 loss on extinguishment of debt) and $147,727 respectively. At December 31, 2010 and 2009 the unamortized debt discount relating the contingently convertible loan amounted to $0 and $113,095, respectively.

12. PROMISSORY NOTES TO SHAREHOLDERS

On December 5, 2008, the Company borrowed $540,646 from four Directors at no discount to the principal amount by selling promissory notes to shareholders (“Shareholder Notes”). The parties agreed that no interest shall accrue on the Shareholder Notes unless the Company breaches the repayment schedule. The repayment of the principal amount of the Shareholder Notes has to occur if the Company raises greater than $1,000,000 in financing or 90 days after written demand for repayment by the Shareholder Notes holder, whichever is first. The Company may also repay any or the entire principal amount of the Shareholder Notes at any time without notice, bonus or penalty. In the event that the Company fails to make a payment when it is due, the Company will pay interest on the outstanding principal amount of the Shareholder Notes at the rate of 12% per annum until the Shareholder Notes are paid in full.

On May 1, 2009 the Company received $1,000,000 in financing (refer to Note 10). Therefore, as the payment falls due immediately, but so far has not been paid yet, interest is being accrued.

On March 9, 2010, we have fully repaid the principal of $540,646 and a total interest accrued of $54,568.

For the years ended December 31, 2010 and 2009, we recorded $11,198 and $43,370 interest expense.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

In addition, at closing Petromanas funded Manas Adriatic with $8,500,000 to be used by Manas Adriatic to repay advances made by DWM Petroleum and its predecessors in respect of the Albanian project.

At closing, Petromanas appointed to its six member board of directors three directors nominated by our company (Michael Velletta, Heinz Scholz and Peter-Mark Vogel). In addition, and also at closing, the board of directors of Petromanas appointed Erik Herlyn (our former Chief Executive Officer) and Ari Muljana (our Chief Financial Officer) as the Chief Executive Officer and Chief Financial Officer, respectively, of Petromanas. The assignments of Erik Herlyn as Chief Executive Officer and Ari Muljana were terminated with effect of July 15, 2010 and August 31, 2010, respectively.

Contemporaneously with the completion of its purchase of Manas Adriatic, Petromanas completed a private placement offering in which it sold 100,000,000 of its common shares for gross proceeds of CAD $25,000,000 (approximately $24,518,000). After adjustment for the 100,000,000 common shares issued to DWM Petroleum at the completion of the sale of Manas Adriatic and the 100,000,000 common shares issued in this private placement, Petromanas had 328,231,466 common shares issued and outstanding, of which DWM Petroleum owned 100,000,000, or approximately 30.47% .

After closing, we analyzed whether we have obtained control over Petromanas by considering undiluted and diluted voting interests, board members, executive officers, terms of the exchange of equity interest and the relative size of Petromans and Manas Adriatic. Based on this analysis we concluded that:

  Manas Petroleum Corporation did not have majority voting interest in Petromanas. DWM, a wholly-owned subsidiary of Manas Petroleum Corporation, held 100,000,000 outstanding shares of Petromanas, and another 100,000,000 shares were issuable at the earlier of 16 months or the completion of the drilling of the first well in Albania, i.e. DWM held 30.47% or 46.70% of Petromanas. We also determined that Manas shareholders did not represent the majority shareholders.

  Manas Petroleum Corporation did not have a majority in the Board, nor did it have the ability to appoint, elect or remove a Director.

  Two out of three executive officers were officers of Manas, which due to conflicts of interest are subject to change in near future.

  Regarding the terms of the exchange of equity interests we concluded that no assessment could be made concerning whether or not a significant premium was paid by either party.

  Regarding the relative size of Petromanas and Manas Adriatic, we concluded that both entities were small and had not yet generated any revenue and that neither one of the entities was significantly larger than the other.

Based on the above, Manas Petroleum Corporation did not obtain control over Petromanas after closing of the transaction. The transaction therefore was accounted for in accordance with ASC 810-10-40, which resulted in a de-recognition of the subsidiary Manas Adriatic GmbH in exchange for cash received, liabilities assumed and 200,000,000 of Petromanas common shares issued.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

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

A gain on sale of asset is recognized on the statement of operations under non-operating income and is calculated according to ASC 810-10-40 as the difference between the fair value of the consideration received and the carrying amount of Manas Adriatic GmbH’s assets and liabilities resulting in a gain on sale of subsidiary:

USD
Cash	CAD$ 2,000,000	$1'937'396
Cash Advance Payment		$917'698
Cash Receipt on May 17, 2010	compensation for operational expenses for January and February in Albania to be borne by Petromanas	$350'000
100,000,000 WWI Resources common shares received on March 3, 2010	100,000,000 times quoted market price at February 25, 2010 of CAD$0.30 (dilution of issuable 100,000,000 shares below included) discounted by an effective discount of 16.23%*	CAD$0.30 x 100,000,000 (USD / CAD : 0.94763 on Feb 25, 2010) on Feb 25, 2010) discounted by 16.23% $23'815'101
100,000,000 WWI Resources common shares that will be received the latest after 16 months after the Closing date and are not contingent	100,000,000 times quoted market price at February 25, 2010 of CAD$0.30 (dilution of issuable 100,000,000 shares included) discounted by an effective discount of 20.53%*	CAD$0.30 x 100,000,000 (USD / CAD : 0.94763 on Feb 25, 2010) on Feb 25, 2010) discounted by 20.53% $22'591'720
50,000,000 WWI Resources common shares which are contingent.	These will be accounted for under ASC 450 that is an acceptable approach under EITF 09–4. As this is a gain contingency it will only be recorded when it can be realized.	$0
Push down of past exploration costs incurred as per agreement		$7'012'222
Forgiveness of IC payables		Total liabilities Manas Adriatic GmbH $(11,949,704) Assumed liabilities by Petromanas $8,500,000 $(3'449'704)
Net liabilities of Manas Adriatic GmbH as of 2/24/2010		$4'676'485
Gain on sale of subsidiary		$57'850'918

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

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

In the twelve month period ended December 31, 2010, net cash proceeds from the sale of Manas Adriatic GmbH amounted to the total of CAD $2,000,000 ($1,937,396), $8,500,000 to be used by Manas Adriatic to repay advances made by DWM Petroleum and $350,000 for compensation of operational expenses in Albania for January and February 2010 reduced by $21,586, the cash owned by Manas Adriatic consolidated as of February 24, 2010.

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

DWM now has ownership and control over 200,000,000 common shares of Petromanas and the right to acquire a further 50,000,000 common shares upon certain conditions. The 200,000,000 common shares represent approximately 31.7% of the common shares issued and outstanding of Petromanas.

Refer to Note 13 for details on the initial measurement of the shares.

The Company concludes that the fair value method most closely meets the objective of reporting the economic consequences of the investment held in Petromanas common shares. Hence, in accordance with ASC 820 the company elected the fair value option for financial assets and financial liabilities.

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

The quoted market price of Petromanas on December 31, 2010 was CAD $0.40 (approximately $0.40).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

In order to calculate the fair value of our investment in Petromanas we have discounted the market price of the shares based on the escrow release schedule. The effective discount applied on the quoted market price of the restricted shares is 9.7%.

During the twelve-month period ended December 31, 2010, we have recorded $25,851,061 unrealized gain on investment in Petromanas.

When a company chooses the fair value option, pursuant to ASC 323 further disclosures regarding the investee are required in cases where the Company has the ability to exercise significant influence over investee’s operating and financial policies. As the company is only represented with three seats out of eight and the Chairman of Petromanas is an independent director, the Company is not in a position to significantly influence decision making processes. As of today, there is no managerial interchange and there are no material intercompany transactions. In addition, technological dependencies do not exist. The majority ownership of the investee is concentrated among a small group of shareholders who operate the investee without regard to the views of the investor. In order to disclose selected financial information from the investee, the Company tried to obtain more timely financial information than is available to the investee’s other shareholders. The fact that the Company tried and failed to obtain that information further illustrates the inability to exercise significant influence over the investee’s operating and financial policies. Based on the above, the Company concludes that it has no ability to significantly influence the investee’s operating and financial policies and, therefore, the inclusion of actualized selected financial information of the investee in the Company’s own financial statements is not required.

15. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
Company	Country	Dec 31, 2010	Dec 31, 2009
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
Manas Petroleum AG, Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Vancouver (3)	Canada	32.29%	n/a
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Rep of Tajikistan	90%	90%
Manas Petroleum of Chile Corporation, Victoria (6)	Canada	100%	100%
Manas Management Services Ltd., Nassau (7)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (8)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (9)	Mongolia	100%	84% *
Manas Adriatic GmbH, Baar (10)	Switzerland	n/a	100%
Gobi Energy Partners GmbH (11)	Switzerland	100%	n.a.

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007
(3)	Petroleum Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; equity method investee that is not consolidated
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008
(7)	Founded in 2008
(8)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(9)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC)
(10)	Manas Adriatic GmbH was founded in 2009 by DWM Petroleum AG and sold in 2010.
(11)	Gobi Energy Partners GmbH was founded in 2010

* The 84% participation as of December 31, 2009 represents a disclosure error which had no effect on the financial statements.

The participation of DWM in Gobi Energy Partners LLC in 2009 was 100%, of which 26% were held in trust for others. The Company determined that no value needs to be ascribed to the non-controlling interest.

Ownership and voting right percentages in the subsidiaries stated above are identical to the equity shares.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

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

In phase 2 of the work program, in the event Santos spends in excess of $42,000,000 on the appraisal wells, the Company would be obligated to pay 30% of the excess expenditure.

The Group is not recording its share of the losses. Currently, the contractual agreement requires Santos to pay all of the costs.

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

Related Parties

The following table provides the total amount of transactions that have been entered into with related parties for the relevant financial period:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

Affiliates	For the year ended
	Dec 31, 2010	Dec 31, 2009
	USD	USD
Management services performed to Petromanas*	(170'165)	-

* Services invoiced or accrued and recorded as contra-expense in personnel cost and administrative cost

Board of directors	For the year ended
	Dec 31, 2010	Dec 31, 2009
	USD	USD
Payments to directors for office rent	24'000	36'923
Payments to related companies controlled by directors for rendered consulting services	284'309	369'700
Interest on Promissory notes from directors*	4'843	30'989
Interest on Promissory notes from former directors*	6'355	24'614

	As of Dec 31, 2010	As of Dec 31, 2009
	USD	USD
Promissory notes from directors*	-	233'812
Promissory notes from former directors*	-	306'834

* The promissory notes principal and accrued interest were repaid during the first quarter in 2010. No interest accrued prior to May 1, 2009.

16. INCOME TAXES

The components of income from continuing operations before income taxes are as follows:

	Years ended
	Dec 31, 2010	Dec 31, 2009
	USD	USD
Domestic	(6,139,325)	(18,576,407)
Foreign	80,584,327	(3,037,207)
Income/(Loss) from operations before income tax	74,445,002	(21,613,614)

Income taxes relating to the Company’s continuing operations are as follows:

Years ended
	Dec 31, 2010	Dec 31, 2009
	USD	USD
Current income taxes:
US Federal, state and local	-	-
Foreign	2,648	4,401
Deferred income taxes
US Federal, state and local	-	-
Foreign	-	-
Income tax expense/(recovery)	2,648	4,401

Income taxes at the United States federal statutory rate compared to the Company’s income tax expenses as reported are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

	Years ended
	Dec 31, 2010	Dec 31, 2009
	USD	USD
Net income/(loss) before income tax	74,445,002	(21,613,614)
Statutory tax rate	35%	35%
Expected income tax expense/(recovery)	26,055,750	(7,564,765)
Impact on income tax expense/(recovery) of the following:	-	-
Gain on sale of Manas Adriatic GmbH	(17,115,455)	-
Change in valuation of warrants and liabilities	(209,314)	3,746,023
Expiring losses	1,640,036	-
True-up of available losses	(748,188)	-
Stock Compensation	467,285	2,464,216
Change in valuation allowance	(12,648,925)	3,722,752
Impact of tax rate changes and differences	2,300,605	(2,368,226)
Other	260,854	4,401
Income tax expense/(recovery)	2,648	4,401

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criterion under ASC740, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance.

The Company’s deferred tax assets and liabilities consist of the following:

	Years ended
	Dec 31, 2010	Dec 31, 2009
	USD	USD
Deferred tax assets:		11,976,830
Stock based compensation	3,343,621	2,745,397
Tax loss carry-forwards	7,849,354	11,976,830
Other	46,641
Valuation allowance	(2,073,302)	(14,722,227)
Deferred tax liabilities:
Investment in Petromanas	(9,166,314)	-
Deferred tax assets/(liabilities)	-	-

The Company’s operating loss carry-forwards of all jurisdictions expire according to the following schedule:

As of Dec 31, 2010	US	CH	Mongolia	Tajikistan
	USD	USD	USD	USD
2010	-	-	-	-
2011	-	-	-	-
2012	-	-	-	-
2014	-	-	-	577,355
2015	-	72,470	-	929,872
2016	-	1,631,990	-	220,326
2017	-	-	-	345,480
2021	71,637	-	-	-
2022	94,341	-	-	-
2023	63,291	-	-	-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

2024	13,578	-	-
2025	134,360	-	-
2026	360,521	-	-
2027	5,327,959	-	-
2028	4,213,014	-	-
2029	3,080,735	-	1,076,293
2030	3,461,440	-	1,983,220
Total operating loss carryforwards	16,820,876	1,704,460	3,059,513	2,073,033

Included in the operating loss carryforwards in the US expiring in 2030 is a windfall tax benefit on stock option exercise of $140,494. When the benefit of this deduction is realized to reduce current income taxes payable in a future year, it will be recorded as a credit to additional paid-in capital.

The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
US Federal	2006 - 2010
Switzerland	2008 - 2010
Mongolia	2010
Tajikistan	2010

As of December 31, 2011 and 2010, there were no known uncertain tax positions. We have not identified any tax positions for which it is reasonably possible that a significant change will occur during the next 12 months.

17. ISSUED CAPITAL AND RESERVES

12 month period ended
Shares Manas Petroleum Corporation	December 31, 2010	December 31, 2009
Total number of authorized shares	300'000'000	300'000'000
Total number of fully paid-in shares	124'987'393	119'051'733
Par value per share (in USD)	0.001	0.001
Total share capital (in USD)	$124'987	$119'052

All shares are common shares. There are no different share categories.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

Even though Energy Focus has been asked many times to join the group by contributing its prorated share of capital, they have failed to do so. Despite this, Energy Focus claims that they are entitled to participate in the consortium at any future time, not just under certain conditions. IPR and Manas disagree with this interpretation.

No litigation has been commenced as of December 31, 2010. Manas and IPR are firmly of the view that Energy Focus no longer has any right to join the consortium, as the previously agreed-upon conditions are no longer valid. While Energy Focus has not accepted this position, they have not commenced litigation.

At December 31, 2010, there had been no legal actions against the associate/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan, Mongolia, Chile and Albania.

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

License agreements held by Gobi Energy Partners (Mongolia)

According to the signed Production Sharing Contracts (PSCs) the minimum remaining investments are as follows:

License	2011*	2012*	2013*
	USD	USD	USD
PSC 1 (Block 13)	1,740,000	4,360,000	6,900,000
PSC 2 (Block 14)	1,740,000	4,360,000	6,900,000
* starting April 21

License agreement held by CJSC Somon Oil (Republic of Tajikistan)

According to the License Agreement the minimum remaining investment is as follows:

License	2011	2012	2013	2014
	USD	USD	USD	USD
Western	3,550,000	4,510,000	2,530,000
North-Western	8,259,500	120,000	8,650,000	8,660,000

To date, Santos has fully carried our work commitment in Tajikistan including the work program in 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

License agreements held by CJSC South Petroleum Company (Kyrgyz Republic)

According to the License Agreements the minimum remaining investments are as follows (met in full by Santos):

License	2011	2012	2013	2014
	USD	USD	USD	USD
Soh	2,282,622	83,766	3,601,936	41,883
West Soh	1,842,851	83,766	41,883	41,883
Tuzluk	1,842,851	83,766	3,162,165	41,883
Nanay	2,148,597	4,556,868	10,471	-

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

Operating leases

The Group has entered into operating leases as lessee for three cars for related parties, of which one expired on June 30, 2008 and one has been taken over by a former director on January 31, 2009. The Company has entered into a lease contract on October 1, 2010 for offices. The annual rate of the lease amounts to CHF 124,500 and is tied to Swiss CPI, adjustable on a yearly basis. The contract has a term of five years, ending September 30, 2015. The office lease contract can be terminated at any time, if the Company finds a subsequent tenant.

For the years ended December 31, 2010 and 2009 we had expenses for these items of $45,837 and $16,834, respectively.

Future net lease payments for one remaining leased car and for office rent are presented in the table below:

	2010	2009
	USD	USD
Within 1 year	11'364	15'314
Between 2 and 5 years	591'375	10'209
After 5 years	-	-
Total future commitments	602'739	25'523

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

19. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

Personnel Costs	USD	USD
For the year ended	Dec 31, 2010	Dec 31, 2009
Wages and salaries	3'643'313	5'488'255
Social security contributions	113'370	78'167
Pension fund contribution	20'586	34'371
Pension (surplus)/underfunding	26'018	(14'363)
Personnel costs invoiced to Petromanas	(82'020)	-
Total Personnel Costs	3'721'266	5'586'429

Defined Benefit Plan

We maintain a Swiss defined benefit plans for 4 of our employees. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The fund’s benefit obligations are fully reinsured by AXA Winterthur Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

The actuarial valuation was carried out as of December 31, 2010. The amounts recognized in the Consolidated Balance Sheets, shown in other non-current liabilities, as at December 31, 2010 and as at December 31, 2009 respectively, were determined to be as follows:

	2010	2009
	USD	USD
ABO End of Year	589'690	214'416

Change in PBO During Year
PBO at Beginning of Period	271'412	590'693
Service Cost	2'330	(13832)
Interest Cost	14'594	13'277
Employee Contributions	25'288	81'438
Plan Amendments	-	-
Liability (Gain)/Loss	106	51'260
Actuarial (Gain)/Loss due to Changes in Assumptions	33'073	11'159
Benefit Payments	432'984	(475'035)
currency translation adjustment	(18'270)	12'454
PBO at End of Year	761'519	271'412

Change in Assets During Year
Fair Value of Assets at Beginning of period	241'908	546'826
Actual Return on Assets	-1'820	(4'359)
Company Contributions	25'288	81'438
Employee Contributions	25'288	81'438
Benefit Payments	432'984	(475'035)
currency translation adjustment	-17'652	11'600
Fair Value of Assets at End of Year	705'997	241'908
Net assets/(liabilities) in balance sheet	(55'522)	(29'504)

The following table provides the weighted average assumptions used to calculate net periodic benefit cost and the actuarial present value of projected benefit obligations:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

Assumptions at year-end	December 31, 2010	December 31, 2009
	USD	USD
Discount rate	3.00%	3.25%
Expected rate of return on plan assets	2.75%	2.75%
Salary increases	1.00%	1.00%

Future benefits, to the extent that they are based on compensation, include assumed salary increases, as presented above, consistent with past experience and estimates of future increases in the Swiss industrial labor market.

Net periodic pension cost has been included in the Company’s results as follows:

Pension expense	December 31, 2010	December 31, 2009
	USD	USD
Net service cost	2'330	(13'832)
Interest cost	14'594	13'277
Expected return on assets	(13'301)	(10'746)
Amortization of net (gain)/loss	6'483	66'364
Net periodic pension cost	10'105	55'063

All of the assets are held under the collective contract by the plan’s re-insurer AXA Winterthur Insurance Company and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Group in respect of employer contributions to the pension plan for the year ended December 31, 2011 are $24,234.

Future projected benefit payments in the next ten years are expected to be zero.

For its employees in subsidiaries outside of Switzerland, the social security policy does not require a pension funding from the employer.

20. FAIR VALUE MEASUREMENT

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets carried at fair value as of December 31, 2010 and 2009, respectively, are classified in one of the three categories as follows:

Financial assets and liabilities carried at fair value as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Assets
Investment Petromanas (Note 14)	$-	$72'257'882	$-	$72'257'882
Total Assets	$-	$72'257'882	$-	$72'257'882

Financial assets and liabilities carried at fair value as of December 31, 2009:

Liabilities	Level 1	Level 2	Level 3	Total
Warrants	$-	$-	$683'305	$683'305
Total	$-	$-	$683'305	$683'305

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the year ended December 31, 2010:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

Balance at January 1, 2010	-
Total gains (losses) realized and unrealized:
Included in earnings	25'851'062	2)
Included in other comprehensive income	-
Purchase, sale, or settlement	46'406'820	1)
Net transfer in / (out) of level 2	-
Balance at December 31, 2010	72'257'882

1)	Sale of Manas Adriatic GmbH (refer to Note 13)
2)	Recorded in change in fair value of investment in associate (refer to Note 14)

The following table summarizes the changes in the fair value of the Company’s level 3 financial assets and liabilities for the year ended December 31, 2010:

Balance at January 1, 2010	683'305
Total gains (losses) realized and unrealized:
Included in earnings, as a part of change in fair value of warrants	(533'223	) 1)
Included in other comprehensive income	-
Purchase, sale, or settlement	(72'643	) 2)
Net transfer in / (out) of level 3	(77'439	) 3)
Balance at December 31, 2010	-

1)	Recorded in Change in fair value of warrants.
2)	Recorded in additional paid-in capital due to warrant exercise
3)	Reclassification as equity instrument

The following table summarizes the changes in the fair value of the Company’s level 3 financial assets and liabilities for the year ended December 31, 2009:

Balance at January 1, 2009	-
Total gains (losses) realized and unrealized:
Included in earnings, as a part of change in fair value of warrants	10'974'312	1)
Included in other comprehensive income	-
Purchase, sale, or settlement	-
Transfer (out) of level 3	(10'291'007	) 2)
Balance at December 31, 2009	683'305

1)	Recorded in Change in fair value of warrants.
2)	Transfer in upon adoption of EITF 07-05 of $592,805 and reclassification as equity instrument of $(10,883,812)

21. SHARE PLACEMENT/PURCHASE AGREEMENT

On September 26, 2010, we entered into a share placement/purchase agreement with Alexander Becker, a holder of 14,144,993 shares of our common stock. Mr. Becker has expressed an interest in selling all of his shares of our common stock to a third party or back to our company. The share placement/purchase agreement provides that in the event any of Mr. Becker's shares of our common stock are not placed with buyers within 6 months from September 26, 2010, we will be obligated to purchase such shares from Mr. Becker 30 days subsequent to March 26, 2011. This purchase deadline can be extended on mutual consent. The price of the shares is determined by the first offering. For free trading shares it is the average closing price of the last ten trading days prior to the closing minus a discount of 20 percent. For restricted shares it is the average closing price of the last ten trading days prior to the closing minus a discount of 25%.

The first offering price has been determined on October 25, 2010 pursuant to a share transfer agreement between Mr. Becker and a third party investor and amounts to $0.39 per share.

As of December 31, 2010 we have calculated the exposure, i.e. the maximum cash obligation of the Company according to ASC 480-10-S99 for all redeemable shares. The following table shows the Company’s exposure:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

Maximum number of shares to be purchased as of Dec 31, 2010	6'454'993
Price to be paid	0.39
Exposure on December 31, 2010	2'517'447

The company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the temporary equity to equal the redemption value at each reporting date.

The Company classified its redeemable shares according to ASC 480-10-S99 under Temporary Equity. The following table shows the development of Temporary Equity:

Temporary Equity	USD
Balance December 31, 2009	0
Redeemable shares	2'517'447
Balance December 31, 2010	2'517'447

22. EARNINGS PER SHARE

Basic earnings per share result by dividing the Company’s Net Income (or Net Loss) by the weighted average shares outstanding for the contemplated period.

Diluted earnings per share are calculated applying the treasury stock method. When there is a Net Income, dilutive effects of all stock-based compensation awards or participating financial instruments are considered. When the Company post a loss basic loss per share equals diluted loss per share.

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

Twelve months period ended
	Dec 31, 2010	Dec 31, 2009
Basic weighted average shares outstanding	121'894'631	119'051'733
Effect of common stock equivalents*
- stock options and non-vested stock under employee compensation plans	2'638'641	-
- warrants	-	-
- contingently convertible loan	-	-
Diluted weighted average shares outstanding*	124'533'272	119'051'733

*For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

23. SEGMENT INFORMATION

The chief operating decision maker (“CODM”) is the Group CEO. Neither the CODM, Executive Officers nor the Directors receive disaggregated financial information about the locations in which exploration is occurring. Therefore, the Group considers that it has only one reporting segment.

The following table presents the Company’s tangible fixed assets by geographic region:

	Years ended
	Dec 31, 2010	Dec 31, 2009
USA	-	-
Switzerland	42,359	110,768
Mongolia	38,292	60,526
Tajikistan	4,769	6,897

Total tangible fixed assets	85,420	178,191

24. SUBSEQUENT EVENTS

As of February 17, 2011 all remaining shares of Mr. Becker have been placed with third party investors. The Company’s exposure resulting from the share placement/purchase agreement with Mr. Becker, therefore, is nil.

As of February 2, 2011, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission and on February 1, 2011, the Company filed a Preliminary Prospectus with the securities commissions in all of the provinces of Canada except Quebec, for a proposed public offering of common shares (“Common Shares”) to raise a minimum of $20,000,000 and a maximum of $30,000,000 at a price per Common Share to be determined in the context of the market. The Company has entered into an engagement letter with Raymond James Ltd. in which Raymond James Ltd. has agreed to act as lead agent in the offering on a “reasonable commercial efforts” agency basis. The Company has granted to Raymond James Ltd. an over-allotment option, exercisable for a period of 30 days from the closing of the Offering, to place such number of Common Shares as is equal to 15% of the Common Shares sold in the Offering on the same terms as the Offering. The Offering is subject to certain conditions, including completion of a due diligence review by the agent, the listing of the Common Shares on the TSX Venture Exchange, regulatory approvals and final, formal documentation. The registration statement and the preliminary prospectus relating to the offering of these securities have not yet become effective. The Company hopes to close the Offering in April of 2011, and it intends to use the net proceeds of the Offering to fund its exploration and development programs in Mongolia, for working capital and general corporate purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer, principal financial officer and our Board of Directors, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 and no material weakness has been detected within our company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Positions Held with Our Company	Age	Date First Elected or Appointed
Heinz J. Scholz	Executive Director and Chairman	68	April 10, 2007
Michael J. Velletta	Executive Director and Audit Committee Member	54	April 10, 2007
Dr. Richard Schenz	Director and Audit Committee Member	70	November 21, 2008
Dr. Werner Ladwein	Director and Audit Committee Member	61	September 16, 2010
Peter-Mark Vogel	Chief Executive Officer and President	46	July 15, 2010
Ari Muljana	Chief Financial Officer and Treasurer	32	July 9, 2009

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Heinz J. Scholz, Executive Director and Chairman

Heinz J. Scholz is a physicist and engineer. In the 1980s Mr. Scholz built through his company HJS Planung & Engineering, where he was the majority shareholder and Chief Executive Officer and President, factories and telecommunication networks in the former Soviet Union. After the German reunification he also advised Soviet Ministries regarding the negotiations on the sale of Russia’s East German telecommunication network to Deutsche Telecom. He has worked in collaboration with scientific institutes in the Russian Federation.

Mr. Scholz has been our Executive Director since August 25, 2008 and the Chairman of our board of directors and one of our directors since April 10, 2007. Since May 2004, he has acted as the Chairman of the board of directors for DWM Petroleum AG, and from May 2004 to April 2007, he acted as Chief Executive Officer for DWM Petroleum AG. Mr. Scholz earned his Engineering degree in 1975 and MSc equivalent in Physics in 1979 at University (Bremen) Engineer for Electro Technology, University for Technology (Bremen).

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

Michael J. Velletta, Executive Director and Audit Committee Member

Michael J. Velletta has been a lawyer in British Columbia, Canada since 1990 and is a partner with the law firm of Velletta & Company, which focuses on corporate and commercial law, and litigation. Mr. Velletta serves on the board of directors of several private and public corporations, and is a governor of the Trial Lawyers Association of BC. Mr. Velletta is a director and Chairman of the Compensation Committee of Petromanas Energy Inc. (TSX Venture Exchange: PMI).

Mr. Velletta has been our Executive Director since August 25, 2008 and one of our directors since April 10, 2007. He served as our general counsel from April 10, 2007 to August 25, 2008. Mr. Velletta received his LL.B. degree in Law from the University of Victoria in 1989.

We believe Mr. Velletta is qualified to serve on our board of directors because of his extensive knowledge of our company’s history and current operations, his legal background and skills, and his experience as a director on the board of other companies. In particular, Mr. Velletta’s background as a lawyer provides a unique perspective to our board of directors.

Dr. Richard Schenz, Director and Audit Committee Member

Dr. Richard Schenz studied technical physics in Vienna and finished his study in 1967, with a Ph.D. from the University of Technology in Vienna. In 1969 he started his career with the Austrian oil & gas company OMV AG, and was its CEO from 1992 to 2001. In 2001, Dr. Schenz was appointed representative for the Austrian Capital Market by the Austrian government. Additionally, Dr. Schenz has held the positions of Vice President of the Austrian Federal Economic Chamber and President of the Austrian Chapter of the International Chamber of Commerce (ICC-Austria) since June 2001. In 2002, he was appointed Chairman of the Austrian Commission for Corporate Governance.

Dr. Schenz was appointed as one of our directors on November 21, 2008.

We believe Dr. Schenz is qualified to serve on our board of directors because of his extensive energy experience. Dr. Schenz has over 30 years of experience in the energy sector which he obtained with OMV AG. Dr. Schenz sits on various boards of private and listed companies in Europe. We believe Dr. Schenz’s strong network to investment banking firms as well as sovereign funds will prove invaluable to us as we attempt to grow our company.

Dr. Werner Ladwein, Director and Audit Committee Member

Dr. Werner Ladwein obtained a Ph. D in Geology and Mineralogy from the University of Innsbruck, Austria in February 1977. Furthermore, Dr. Ladwein obtained an MBA in International Business from Webster University in in July 1988. Dr. Ladwein has more than 30 years experience in the oil & gas industry. At OMV AG, an Austrian oil and gas company, Dr. Ladwein was assigned various managerial tasks primarily in exploration and production.

During his tenure at OMV AG Dr. Ladwein had the following management positions: from 1990 to 1992, he was the Head of Exploration and Research in Austria and neighboring countries; from 1992 to 1997, he was the General Manager of OMV AG in Libya; the first operated international venture of OMV AG in exploration and production and the first oil field development for OMV AG abroad. He renegotiated agreements and acquired new licenses; from 1997 to 2001, he was the General Manager of OMV AG Albania; He restructured the joint venture and started exploration with new partners in new licenses; from 2002 to 2004, he was the General Manager OMV AG Pakistan; He restructured the company and built up to the largest foreign producer, acquired operations of another company and incorporated company into OMV AG, acquired additional licenses and successful implementation of Corporate Social Responsibility, which was base for roll out in OMV AG; from 2004 to 2008, he was a member of the Petrom SA board of directors and Executive Director Exploration and Production; He was a main contributor to OMV Group results, restructuring of a privatized company and integration into OMV AG, changing it to be an efficient operator including successful implementation of environment policies, restructuring and acquisition of a major service company to Petrom. Petrom had exploration and production activities in Kazakhstan, Turkmenistan and Russia; and since 2008, he has worked as an independent oil and gas consultant.

We believe Dr. Ladwein is qualified to serve on our board of directors because of his 30 years of experience in the oil & gas industry, including his experience gained from holding several management positions at OMV AG.

Peter-Mark Vogel, Chief Executive Officer and President

Mr. Vogel was employed as a Senior Financial Analyst at Bank Sal. Oppenheim, Zürich, Switzerland from 2000 to July 2005 and holds the Chartered Financial Analyst designation. He was Vice President of the HSBC Research Department in Guyerzeller, Zurich, Switzerland from 1999 to 2000. From 1998 to 1999, he was Vice President of the Research Department Orbitex Finance. He was a Portfolio Manager and Assistant to the Bank’s Executive Committee for Societe Generale from 1995 to 1998. He was Assistant Vice President of Societe Generale, Zurich, Switzerland from 1995 to 1998. From 1993 to 1995 he was the Finance and Regulatory Associate and Regulatory Analyst at Merrill Lynch Capital Markets. He has been a member of the Swiss Society of Investment Professionals since 1999 and a member of the CFA Institute, formerly Association of Investment Management and Research, since 1999.

On September 16, 2010, our board of directors appointed Peter-Mark Vogel as our President and Chief Executive Officer. From July 15, 2010 to September 16, 2010, Mr. Vogel was our interim President and Chief Executive Officer. Mr. Vogel is one of our founders and has previously served our company in a number of roles, including Chief Financial Officer from April 10, 2007 to February 8, 2008 and a Director, Finance from April 10, 2007 to February 1, 2009. Also from February 1, 2009 to July 15, 2010 he acted as an advisor to our board of directors. Since February 24, 2010, Mr. Vogel has also been a director of Petromanas Energy Inc.

Mr. Vogel received his degree in Business Administration and Economics from the University of Zurich, Switzerland in 1992. He received his Master of Business Administration degree from the University of Chicago Booth School of Business in 2003.

Ari Muljana, Chief Financial Officer and Treasurer

Ari Muljana has been our Chief Financial Officer and Treasurer since July 9, 2009. From February 24, 2010 to August 30, 2010, Mr. Muljana was also Chief Financial Officer of Petromanas Energy Inc. From 2007 to 2009 Mr. Muljana worked at Capgemini Switzerland AG as strategic consultant, focusing on controlling and performance measurement topics in various industries. In 2005, he began his career in the Risk Management department at Deloitte AG, where he audited and advised within the oil and commodity trading industry. He is also specialized in the area of consulting relating to the Sarbanes-Oxley Act of 2002, where he implemented financial and risk management processes for multinational companies to comply with SEC regulations. He has a Master of Science in Computer Science (University of Zurich 2004) with a major in Financial Statement Analysis and Artificial Intelligence.

Committees of the Board

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Currently, we have an audit committee, but do not have compensation committee or nominating and corporate governance committee and do not have an audit committee financial expert. Our board of directors currently intends to appoint various committees in the near future.

Nominating and Corporate Governance Committee

We do not have a nominating and corporate governance committee. Our board of directors performed the functions associated with a nominating committee. Generally, nominees for directors are identified and suggested by the members of our board of directors or management using their business networks and, other than Dr. Werner Ladwein, all of our director nominees were nominated for a seat on the board of directors based on prior service as directors to our company. Our board of directors has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. We have elected not to have a nominating committee because we are an exploration stage company with limited operations and resources.

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

Audit Committee

Effective December 20, 2010, our board of directors established an audit committee consisting of Dr. Werner Ladwein, Dr. Richard Schenz and Michael J. Velletta. Dr. Ladwein is the chair of the audit committee. Our audit committee assists our board of directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by our company to regulatory authorities and stockholders, our systems of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. Our audit committee’s primary duties and responsibilities are to: serve as an independent and objective party to monitor our financial reporting and internal control system and review our financial statements; review and appraise the performance of our external auditor; and provide an open avenue of communication among our auditor, financial and senior management and our board of directors.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K issued by the United States Securities and Exchange Commission.

We believe that our entire audit committee is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Except as disclosed below, our directors and executive officers have not been involved in any of the following events during the past ten years:

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

Code of Ethics

On May 1, 2007, our board of directors adopted a code of business conduct and ethics policy, which is posted on our homepage under www.manaspetroleum.com. The adoption of our code of business conduct and ethics policy allows us to focus our board of directors and each director and officer on areas of ethical risk, provide guidance to directors to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct and help foster a culture of honesty and accountability.

Except as set out in our code of business conduct and ethics policy, we do not have any formal policies and procedures for the review, approval or ratification of transactions between individual board members or officers and us. Our code of business conduct and ethics policy, which applies to all of our officers and directors, states that they must avoid any conflicts of interest between the director or officer and us unless the relationship is approved in advance by our board of directors. The code sets out a conflict of interest as a situation in which a director’s or officer’s personal interest is adverse, or may appear to be adverse, to our interest as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2010, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Heinz J. Scholz	8	24	1
Dr. Richard Schenz	1	1	Nil
Dr. Werner Ladwein	1	1	Nil
Peter-Mark Vogel	2	3	1
Alexander Becker	6	28	2

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2010;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2010 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2010,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2010 and 2009, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	Option Awards ($)[2]	All Other Compensation ($)	Total ($)
Peter-Mark Vogel CEO	2010 2009	126,761 134,064	Nil Nil	Nil Nil	680,000 Nil	Nil Nil	806,761 134,064
Ari Muljana CFO	2010 2009	143,233[4] 82,766 [3]	Nil Nil	Nil Nil	Nil 56,000	Nil Nil	143,233 138,766
Erik Herlyn Former CEO and Director	2010 2009	37,436 218,000	Nil Nil	Nil Nil	Nil 280,000	Nil 10,800	37,436 508,800

Notes

(1)

This amount represents the fair value of these shares at the date of grant. The fair value of these shares was determined using the market price at the date of grant ($0.50 per share). Please see note 7.1 to our financial statements contained in this annual report.

(2)

These amounts represent the fair value of these options at the date of grant. The fair value of all of the options was determined using the Black-Scholes option pricing model using a 2.5-, 5- or 6-year expected life of the option, a volatility factor between 50% and 90%, a risk-free rate between 1.17% and 4.85% and no assumed dividend rate. Please see note 7 to our financial statements contained in this annual report.

(3)	This amount was paid in Swiss francs (CHF93,599). The United States dollar value was calculated using historical exchange rates when the respective payments were made.

(4)	This amount was paid in Swiss francs (CHF151,353). The United States dollar value was calculated using historical exchange rates when the respective payments were made.

Compensation for Executive Officers and Directors

Compensation arrangements for our named executive officers and directors are described below. Also, under our 2007 Revised Omnibus Plan, our board of directors may grant our qualified directors, officers, employees, consultants and advisors stock options (which may be designated as nonqualified stock options or incentive stock options), stock appreciation rights, restricted stock awards, performance awards or other forms of stock-based incentive awards, up to a maximum of 20,000,000 shares.

We maintain a Swiss defined benefit plans for our employees, of which 2 are executive officers. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of our assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The fund’s benefit obligations are fully reinsured by AXA Winterthur Insurance Company. Except for our Swiss defined benefit plans for our employees, there is no plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

The descriptions of the material terms of each contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer or director at, following, or in connection with the resignation, retirement or other termination of a named executive officer or director, or a change in control of our company or a change in the named executive officer’s or director’s responsibilities following a change in control, with respect to each named executive officer or director are provided below.

Compensation for Peter-Mark Vogel

On April 1, 2007, we entered into an employment and non-competition agreement with Peter-Mark Vogel, pursuant to which Mr. Vogel agreed to serve as our Chief Financial Officer and member of our board of directors. In consideration for the services that Mr. Vogel agreed to render pursuant to his employment agreement, Mr. Vogel was entitled to receive an annual base salary of approximately $348,000, stock options to purchase 1,750,000 shares of our common stock at a price of $4.00 per share pursuant to our 2007 Omnibus Plan and a non-accountable automobile and monthly parking allowance of $20,000 per year.

On February 1, 2009, we entered into a termination agreement with Mr. Vogel, releasing him as our Executive Director. As a result of his termination, all of his options were cancelled on May 1, 2009.

On March 26, 2009, we entered into a consulting frame contract with Mr. Vogel, whereby Mr. Vogel agreed to perform tasks on an as-requested basis, from time-to-time. We agreed to compensate Mr. Vogel on either a fixed price arrangement or a time and material arrangement, at Mr. Vogel’s election in respect of each task that we ask him to complete. Mr. Vogel has agreed to provide us with consulting services relating to finance and auditing matters on a fixed price arrangement with monthly compensation of $12,000 per month. If the compensation arrangement is a time and material arrangement, we agreed to pay Mr. Vogel a daily rate of $1,400 excluding VAT.

On February 24, 2010, we granted stock options to Peter-Mark Vogel, a director of one of our subsidiaries and a beneficial owner of approximately 13.36% of outstanding shares of our common stock, to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.70 per share for a term expiring February 22, 2015. The options vest in 12 quarterly instalments, subject to proration to account for any partial calendar quarter at the beginning of the vesting period, with the first instalment to vest on the first day of the first full calendar quarter after the date of his stock option agreement, and with each subsequent instalment to vest on the first day of each calendar quarter thereafter. The grant is subject to the terms of a stock option agreement by Mr. Vogel and the terms of our 2007 Revised Omnibus Plan.

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

Effective July 15, 2010, our board of directors appointed Mr. Vogel as our interim President and Chief Executive Officer. On September 16, 2010, our board of directors appointed Peter-Mark Vogel as our President and Chief Executive Officer, removing the word “interim” from his title. Also our board of directors determined to compensate Mr. Vogel $17,000 per month for his services.

As of October 1, 2010, we entered into an employment and non-competition agreement with Mr. Vogel, pursuant to which Mr. Vogel agreed to serve as our Chief Executive Officer. In consideration for the services that Mr. Vogel agreed to render pursuant to his employment agreement, we agreed to provide him guaranteed remuneration of $204,000 per annum, payable monthly.

If we terminate Mr. Vogel without cause or Mr. Vogel resigns as a result of our breach of any provision of the employment agreement, or a material change in his duties, we must make certain payments in addition to the payment of all compensation accrued through the effective date of resignation and reimbursement for all expenses incurred before the termination. Under such circumstances, we must (i) prior to October 1, 2011 pay him in a lump sum an amount equal to one month of his annual guaranteed salary in effect on the date of termination and (ii) from October 1, 2011 pay him in a lump sum equal to two months of his annual guaranteed salary in effect on the date of termination.

Compensation for Ari Muljana

On April 1, 2009, we entered into an employment and non-competition agreement with Ari Muljana, pursuant to which Mr. Muljana agreed to serve as our Senior Finance Manager. In consideration for the services that Mr. Muljana agreed to render pursuant to his employment agreement, Mr. Muljana was entitled to receive an annual base salary of CHF130,000 (approximately $138,012) and options to purchase 400,000 shares of our common stock at an exercise price of $0.26 per share pursuant to the 2007 Revised Omnibus Plan. Effective July 1, 2009, Mr. Muljana’s annual salary was raised to CHF136,500 (approximately $144,912). In addition, we and Mr. Muljana agreed to amend Mr. Muljana’s employment agreement to adjust for the fact that the exercise price of the options should have been set at a price of $0.14 per share instead of $0.26 per share by providing that we will reimburse Mr. Muljana for the difference ($0.12 for each share purchased by him pursuant to the exercise of his options) if and at such time he exercises any of his options. Effective January 1, 2010, Mr. Muljana’s annual salary was raised to CHF160,000 (approximately $169,860). Effective March 1, 2010, Mr. Muljana agreed to reduce his compensation to $52,093 per year. This salary decrease resulted from the sale of our Albanian project to Petromanas Energy Inc. in exchange for cash and shares of Petromanas Energy Inc. and reflected our agreement that Mr. Muljana would spend some of his time working for our company and some of his time working for Petromanas Energy Inc. Effective April 1, 2010, we informally entered into a new compensatory arrangement with respect to Mr. Muljana. Effective April 1, 2010, we have agreed to pay Mr. Muljana an annual salary of CHF 160,000 (approximately $169,860). We have agreed with Petromanas Energy Inc. that, for services provided to Petromanas Energy Inc., we will invoice Petromanas Energy Inc. a portion of this salary (currently, we have agreed upon an annual amount of CDN$100,000, or approximately $100,100). CHF 160,000 (approximately $169,860) represents Mr. Muljana’s annual salary prior to the salary decrease effective March 1, 2010.

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

Compensation for Heinz J. Scholz

On April 1, 2007, we entered into an employment and non-competition agreement with Heinz Scholz, pursuant to which Mr. Scholz agreed to serve as the Chairman of our board of directors. In consideration for the services that Mr. Scholz agreed to render pursuant to his employment agreement, Mr. Scholz was entitled to receive an annual base salary of $336,000, stock options to purchase 1,750,000 shares of our common stock at a price of $4.00 per share pursuant to our 2007 Omnibus Plan and a non-accountable automobile and monthly parking allowance of $20,000 per year.

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

On September 16, 2010, our board of directors increased the compensation for Heinz J. Scholz to $15,000 per month, effective October 1, 2010.

Compensation for Michael J. Velletta

On May 2, 2007, we granted our director, Michael J. Velletta, stock options to purchase 1,100,000 shares of our common stock at a price of $4.00 per share for a term of 10 years as consideration for his service on our board of directors. Such options vest in equal quarterly instalments over the three years from the date of the grant.

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

On September 16, 2010, our board of directors increased the compensation for Michael J. Velletta to $12,000 per month plus $2,000 per month for office expenses, effective October 1, 2010.

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

Compensation for Dr. Werner Ladwein

As of September 16, 2010, we entered into an appointment as director agreement with Dr. Werner Ladwein, pursuant to which Dr. Ladwein agreed to act as a director of our company. In consideration for his services, we agreed to compensate him $5,000 per quarter or $20,000 per year. We also agreed to reimburse him for expenses approved of in writing by our board of directors. We and Dr. Ladwein also agreed that Dr. Ladwein’s position as a director may be terminated at any time by either him or our company. In the event that we end Dr. Ladwein’s position as director, we agreed to pay him to the end of the subsequent quarter.

As of September 16, 2010, we also granted Dr. Ladwein stock options to purchase 500,000 shares of our common stock at an exercise price of $0.52 per share and 500,000 shares of our common stock at an exercise price of $0.65 per share until September 16, 2020. The stock options vest in 12 quarterly instalments, subject to proration to account for any partial calendar quarter at the beginning of the vesting period, with the first instalment to vest on the first day of the first full calendar quarter after September 16, 2010, and with each subsequent instalment to vest on the first day of each calendar quarter thereafter. The grant is subject to the terms of a stock option agreement by Dr. Ladwein and us and the terms of our stock option plan.

Compensation for Erik Herlyn

On June 25, 2007, we entered into an employment and non-competition agreement with Erik Herlyn, pursuant to which Mr. Herlyn agreed to serve as our Chief Operating Officer. In consideration for the services that Mr. Herlyn agreed to render pursuant to his employment agreement, Mr. Herlyn was entitled to receive an annual base salary of $180,000 and options to purchase 400,000 shares of our common stock at an exercise price of $5.50 per share pursuant to the 2007 Omnibus Plan. Effective May 1, 2008, Mr. Herlyn’s annual salary was raised to $210,000. Effective February 1, 2009, Mr. Herlyn agreed to reduce his compensation from $20,000 per month to $18,000 per month. Effective March 1, 2010, Mr. Herlyn agreed to reduce his compensation to $17,232 per year. This salary decrease resulted from the sale of our Albanian project to Petromanas Energy Inc. in exchange for cash and shares of Petromanas Energy Inc. and reflected our agreement that Mr. Herlyn would spend some of his time working for our company and some of his time working for Petromanas Energy Inc. Effective April 1, 2010, we informally entered into a new compensatory arrangement with respect to Mr. Herlyn. Effective April 1, 2010, Petromanas Energy Inc. has agreed to pay Mr. Herlyn an annual salary. We have agreed that Petromanas Energy Inc. can invoice us for a portion of the salary that it pays to Mr. Herlyn, for services provided to us. Mr. Herlyn resigned as our President, Chief Executive Officer and Secretary on July 15, 2010. Prior to his resignation, we carried 10% of Mr. Herlyn’s salary. Effective July 31, 2010, our employment agreement and non-competition agreement with Mr. Herlyn, which was entered into on June 25, 2007, was terminated. In addition, Mr. Herlyn decided not to stand for re-election as a director at our annual meeting of stockholders on September 16, 2010 and, as such, Mr. Herlyn is no longer a director of our company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2010.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Peter-Mark Vogel CEO	282,406	717,594	$0.70	February 24, 2015	Nil	Nil	Nil	Nil
Ari Muljana CFO	223,077	176,923	$0.26	April 21, 2012	Nil	Nil	Nil	Nil
Erik Herlyn Former CEO and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

On February 24, 2010, we re-priced 1,750,000 stock options originally granted to Heinz Scholz, our Executive Director and Chairman, on May 2, 2007 and 1,100,000 stock options originally granted to Michael J. Velletta, our Executive Director, on May 2, 2007 from an original exercise price of $4.00 to $0.70. We also re-priced 400,000 stock options granted to Erik Herlyn, our former President, Chief Executive Officer and director, on June 25, 2007 from an original exercise price of $5.50 to $0.70.

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the year ended December 31, 2010.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heinz Scholz	141,822	Nil	Nil	Nil	Nil	20,767[2]	162,589
Michael Velletta	117,134	Nil	Nil	Nil	Nil	24,000[3]	141,134
Dr. Werner Ladwein	5,778	Nil	365,000	Nil	Nil	Nil	370,778
Dr. Richard Schenz	20,000	Nil	Nil	Nil	Nil	Nil	20,000

Notes

(1)

This amount represents the fair value of these options at the date of grant. The fair value of these options was determined using the Black-Scholes option pricing model using a 6-year expected life of the option, a volatility factor of 70%, a risk- free rate between 2.75% and no assumed dividend rate. Please see note 7 to our financial statements contained in this annual report.

(2)	Payments for a leased car.
(3)	Allowance for office and administrative expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 18, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors, our named executive officers, our current executive officers and by our current directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Common Stock	Heinz Scholz Seegartenstrasse 45 Horgen 8810 Switzerland	21,915,287(2)	Direct	17.17%
Common Stock	Peter-Mark Vogel Haabweg 2 Baech 8806 Switzerland	16,375,390 (3)	Direct	12.96%
Common Stock	Michael J. Velletta 4th Floor, 931 Fort Street Victoria, British Columbia V8V 3K3, Canada	3,850,000(4)	Direct/ Indirect	3.03%
Common Stock	Richard Schenz Hauptstrasse 70 A-2372 Giesshuebl Austria	589,718(5)	Direct	*
Common Stock	Ari Muljana Hirzenbachstrasse 77 Zurich 8051 Switzerland	273,818(6)	Direct	*
Common Stock	Werner Ladwein Wenhartgasse 27 1210 Vienna Austria	222,868(7)	Direct	*
Common Stock	Erik Herlyn(8) Am Rain 11 Windisch 5210 Switzerland	923,317(9)	Direct	*
Common Stock	Directors and Current Executive Officers as a group (6 persons)(10)	43,227,080(11)		33.19%

Notes

*	Less than 1%.

(1)

Percentage of ownership is based on 125,914,661 shares of our common stock issued and outstanding as of March 18, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Consists of 20,165,287 shares of our common stock and 1,750,000 options exercisable within 60 days.

(3)	Consists of 15,966,132 shares of our common stock and 409,258 options exercisable within 60 days.

(4)

Consists of 2,750,000 shares of our common stock held by Resources & Technology Corp., of which Mr. Velletta holds voting and dispositive control and 1,100,000 stock options exercisable within 60 days.

(5)	Consists of 589,718 stock options exercisable within 60 days.

(6)	Consists of 273,818 stock options exercisable within 60 days.

(7)	Consists of 222,868 stock options exercisable within 60 days.

(8)	Mr. Herlyn resigned as our President, Chief Executive Officer and Secretary on July 15, 2010 and ceased being a director of our company on September 16, 2010

(9)	Consists of 923,317 shares of our common stock.

(10)	Does not include Erik Herlyn, who resigned as our President, Chief Executive Officer and Secretary on July 15, 2010 and ceased being a director of our company on September 16, 2010.

(11)	Consists of 38,881,419 shares of our common stock and 4,345,661 options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Other than as disclosed below, there has been no transaction, since January 1, 2009, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)

Any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of Manas Petroleum Corporation when it was a shell company; and

(iv)	Any immediate family member (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

On April 10, 2007, we completed the transactions contemplated under a share exchange agreement that we entered into with DWM Petroleum AG, a Swiss company, and the shareholders of DWM Petroleum AG on November 23, 2006. Under this share exchange agreement, the shareholders of DWM Petroleum AG received 80,000,000 shares of our common stock, equal to 79.9% of our outstanding common stock at the time, in exchange for 100% of the shares of DWM Petroleum AG. The following table shows the number of shares of our common stock received by our current or former officers, directors, and beneficial holders of more than 5% of our common stock, or entities affiliated with them in exchange for the shares of DWM Petroleum AG owned by them.

	Number of Shares of Our	Number of Shares of DWM
Name	Common Stock Received	Petroleum AG Exchanged
Alexander Becker	17,929,943	237,634
Heinz J. Scholz	22,736,616	301,267
Peter-Mark Vogel	17,748,599	227,136
Velletta Resources & Technology Corp.(1)	2,000,000	25,000
Neil Maedel	800,000	10,000
Yaroslav Bandurak	1,600,000	20,000
Rahul Sen Gupta	114,996	1,036

(1) Velletta Resources & Technology is a company owned by Michael J. Velletta.

The share exchange agreement also requires us to issue an aggregate of up to an additional 500,000 shares of our common stock over time to the former shareholders of DWM Petroleum AG for every 50 million barrels of P50 oil reserves net to us from exploration in the Kyrgyz Republic, Albania and Tajikistan up to a maximum of 2.5 billion barrels of P50 oil reserves. At our option, this obligation can be extended to additional properties that are acquired through the actions of the shareholders of DWM Petroleum AG. The following table shows the number of shares of our common stock to be received by our current or former officers, directors, and beneficial holders of more than 5% of our common stock, or entities affiliated with them.

Name	Number of Shares of Our Common Stock to be Received
Alexander Becker	118,817
Heinz J. Scholz	150,634
Peter-Mark Vogel	113,550
Michael J. Velletta	12,500
Neil Maedel	5,000
Yaroslav Bandurak	10,000
Rahul Sen Gupta	518

As a condition to completion of the share exchange, the shareholders of DWM Petroleum AG. agreed to lock up the shares of our common stock received by them at closing. Each affiliate of DWM Petroleum AG. entered into a lock up agreement restricting sales of his shares of our common stock until April 10, 2010, provided that beginning December 10, 2008, he was to be permitted to sell up to 3% of the number of shares of our common stock held by him in any three month period. Heinz Scholz, Alexander Becker, Michael J. Velletta, Neil Maedel, Peter-Mark Vogel and Yaroslav Bandurak are our current or former officers and directors who were subject to the above mentioned the lock up agreements. On April 15, 2009, we agreed to waive all of the resale restrictions imposed by these lock up agreements. Resale of the shares of our stock affected by these agreements continues to be subject to any resale restrictions imposed by law, including the applicable securities laws.

On May 1, 2007, we entered into a sub-tenancy agreement with Heinz Scholz to rent the same office space and further space in Switzerland. Under the terms of the agreement, we paid Mr. Scholz CHF 15,000 per month (approximately $15,924) for use of the space. This agreement was for an indefinite term and could be terminated by either party on three months’ notice.

Effective February 1, 2009, we and Heinz Scholz agreed to terminate the sub-tenancy agreement dated May 1, 2007, pursuant to which we have been renting office space in the City of Horgen, Switzerland for a monthly rental of CHF 15,000 (approximately $15,924).

On December 5, 2008, we entered into arrangements with Michael J. Velletta, Heinz J. Scholz, Alexander Becker and Peter-Mark Vogel pursuant to which they lent us a total of $540,646 ($16,043 from Michael J. Velletta, $217,769 from Heinz J. Scholz, $152,493 from Alexander Becker, and $154,341 from Peter-Mark Vogel) in exchange for promissory notes. The promissory notes are for an indefinite period of time. We can prepay the promissory notes at any time without notice, bonus or penalty and must repay the promissory notes upon the earlier of the date that we raise $1,000,000 or more in debt or equity financings or the ninetieth day after we receive written notice from the noteholder of a demand for repayment. No interest is due under the notes as long as we do not default on our obligations thereunder. However, if we default on the repayment of the promissory note, we will be liable for interest accruing at a rate of 12% per annum on the principal outstanding until we repay the promissory note in full. On May 1, 2009 we received $1,000,000 in financing. The payment therefore falls due immediately, but so far has not been paid yet.

On September 26, 2010, we entered into a share placement/purchase agreement with Alexander Becker, a holder of approximately 14,290,493 shares of our common stock. Mr. Becker has expressed an interest in selling all of his shares of our common stock to a third party or back to our company. The share placement/purchase agreement provides that in the event any of Mr. Becker’s shares of our common stock are not placed with buyers within 6 months from September 26, 2010, we will be obligated to purchase such shares from Mr. Becker. As of February 17, 2011 all remaining shares of Mr. Becker have been placed with third party investors. Our exposure resulting from the share placement/purchase agreement with Mr. Becker, therefore, is nil.

Compensation for Our Executive Officers and Directors

Compensation for Yaroslav Bandurak

On April 1, 2007, we entered into an employment and non-competition agreement with Yaroslav Bandurak, pursuant to which Mr. Bandurak agreed to serve as our Chief Technical Officer. In consideration for the services that Mr. Bandurak agreed to render pursuant to his employment agreement, Mr. Bandurak was entitled to receive an annual base salary of $63,000 and options to purchase 1,500,000 shares of our common stock at a price of $4.00 per share pursuant to the 2007 Omnibus Plan.

We and Mr. Bandurak have agreed to amend his employment agreement to reduce his salary from $10,000 per month to $8,000 per month, effective February 1, 2009.

On February 8, 2010, our board of directors approved changes to the terms of our employment of Mr. Bandurak. These changes are the result of our having been advised by Mr. Bandurak that, on a going forward basis, he intends to spend part of his time exploring for, developing or otherwise having an interest in non-petroleum resources in Mongolia. Our board of directors has confirmed that Mr. Bandurak may do so provided that he continues to spend 50% or more of his time working for our company and that he accepts a 50% reduction of the salary that we pay him.

On February 24, 2010, we re-priced 1,500,000 stock options originally granted to Mr. Bandurak on May 2, 2007 from an original exercise price of $4.00 to $0.70.

Effective December 31, 2010, we decided to terminate our agreement for part-time services with Mr. Bandurak because we decided that our operations in Mongolia require a full-time chief technical officer. We decided to reimburse Mr. Bandurak for his open expenses and pay him three months of salary totalling $12,000. Effective December 31, 2010, we have removed Yaroslav Bandurak from any office held with our company, including that of Chief Technical Officer.

Compensation for Alexander Becker

On April 1, 2007, we entered into an employment and non-competition agreement with Alexander Becker pursuant to which Dr. Becker agreed to serve as our Chief Executive Officer and member of our board of directors. In consideration for the services that Dr. Becker agreed to render pursuant to his employment agreement, Dr. Becker was entitled to receive an annual base salary of $336,000, stock options to purchase 1,750,000 shares of our common stock at a price of $4.00 per share pursuant to our 2007 Omnibus Plan and a non-accountable automobile and monthly parking allowance of $20,000 per year.

We and Dr. Becker have agreed to terminate his employment agreement and to enter into a new consulting agreement. The new arrangement resulted in the reduction of his monthly compensation from a salary of $29,666 per month to a consulting fee of $12,000 per month, effective February 1, 2009.

Dr. Becker resigned as our Chief Executive Officer on February 8, 2008. He ceased to be our Vice Chairman and Executive Director at our annual meeting of stockholders on July 8, 2009 as he did not run for re-election as a director, and since then his consulting agreement was terminated and he does not work for us anymore.

Compensation for Neil Maedel

On June 1, 2007, we entered into an employment and non-competition agreement with Neil Maedel whereby he agreed to serve as our Director, Business Development in exchange for an annual base salary of $180,000, stock options to purchase 1,500,000 shares of our common stock pursuant to our 2007 Omnibus Plan at a strike price of $4.90 to expire on May 31, 2017 and a non-accountable automobile and monthly parking allowance of $12,000 per year. The term of this agreement was open ended.

We and Mr. Maedel have agreed to terminate his employment agreement and he became our consultant. The new arrangement resulted in the reduction of his monthly compensation from a salary of $16,000 per month to nil, effective February 1, 2009.

On July 8, 2009, Mr. Maedel was not re-elected as a director at our annual meeting of stockholders, and since then his consulting agreement was terminated and he does not work for us anymore.

Compensation for Thomas Flottmann

On December 1, 2007, we entered into an employment agreement with Thomas Flottmann for an open term commencing February 8, 2008. As compensation for his employment as our Chief Executive Officer, Mr. Flottmann was to receive an annual salary of $336,000. Additionally, Mr. Flottmann was to receive 600,000 stock options exercisable at $2.10 per share for 10 years, a car lease limited to a total cost of $1,000 per month and five weeks’ paid vacation.

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

Compensation for Rahul Sen Gupta

On February 1, 2008, we entered into an employment agreement with Rahul Sen Gupta for an open term commencing on February 8, 2008. As compensation for his employment as Chief Financial Officer, Mr. Sen Gupta was to receive a salary of $17,500 per month for the first six months and $20,000 per month hereafter. Additionally, Mr. Sen Gupta was to receive 400,000 stock options exercisable at $2.10 per share for 10 years, a car lease limited to a total cost of $900 per month and 30 days’ paid vacation.

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

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.” beginning on page 45.

Director Independence

Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority) and on the over-the-counter market operated by Pink OTC Markets Inc., which do not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation. Using this definition of independent director, we only have two independent directors, Dr. Richard Schenz and Dr. Werner Ladwein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

BDO Visura International AG

The following table sets forth the fees billed to our company for professional services rendered by BDO Visura International AG, our current independent registered public accounting firm, for the years ended December 31, 2010 and 2009:

	2010	2009
BDO Visura International AG Fees	USD	USD
Audit Fees	241'646	189'836
Audit–Related Fees	–	–
Tax–Fees	27'800 **	71'400 *
Other Fees	–	–
Total Fees	269'446	261'236

* Relate to consulting/compliance work regarding sale of Albanian asset
** Relate to consulting/compliance work regarding restructuring of Mongolian asset

Deloitte AG

The following table sets forth the fees billed to our company for professional services rendered by Deloitte AG, our previous independent registered public accounting firm, for the years ended December 31, 2010 and 2009:

	2010	2009
Deloitte Fees	USD	USD
Audit Fees	65'702	177'218
Audit–Related Fees	–	–
Tax–Fees	–	–
Other Fees	–	–
Total Fees	65'702	177'218

Pre-Approval Policies and Procedures with respect to Services Performed by Independent Registered Public Accounting Firms

We have not used Deloitte AG or BDO Visura International AG, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have not engaged Deloitte AG or BDO Visura International AG to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Deloitte AG or BDO Visura International AG was engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by our board of directors, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service, and such policies and procedures do not include delegation of our board of directors’ responsibilities to management.

Before Deloitte AG or BDO Visura International AG was engaged by us to render any auditing or permitted non-audit related service, our board of directors approved the engagement.

Our board of directors has considered the nature and amount of fees billed by Deloitte AG and BDO Visura International AG and believe that the provision of services for activities unrelated to the audit was compatible with maintaining Deloitte AG’s and BDO Visura International AG’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2003)
3.2

Certificate of Amendment to Articles of Incorporation of Express Systems Corporation filed on April 2, 2007 (changing name to Manas Petroleum Corporation) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)

3.3	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 15, 2009)
4.1	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
4.2	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Farm-In Agreement, dated October 4, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.3

Letter Agreement – Phase 2 Work Period with Santos International Operations Pty. Ltd, dated July 28, 2008 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)

10.4

Side Letter Agreement – Phase 1 Completion and Cash Instead of Shares with Santos International Holdings Pty Ltd., dated November 24, 2008 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)

10.5	2007 Revised Omnibus Plan (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)
10.6	Promissory note issued to Heinz Scholz dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.7	Promissory Note issued to Peter-Mark Vogel dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.8	Promissory note issued to Alexander Becker dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

Exhibit
Number	Description
10.9	Promissory note issued to Michael J. Velletta dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.10	Consulting Frame Contract with Varuna AG dated February 1, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.11	Termination Agreement with Thomas Flottmann dated January 31, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.12

Amendment to the Notice with Terms and Condition for the Termination of Employment Agreement with Rahul Sen Gupta dated February 26, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

10.13	Amendment to the Termination Agreement with Rahul Sen Gupta dated March 31, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.14	Termination Agreement with Peter-Mark Vogel dated January 30, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.15	Consulting Frame Contract with Peter-Mark Vogel dated March 26, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
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

10.18	Letter from AKBN regarding Production Sharing Contracts for Blocks A-B and D-E dated May 5, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.19	Employment Agreement between Ari Muljana and Manas Petroleum Corporation dated April 1, 2009 (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on July 30, 2009)
10.20	Consultancy Agreement dated November 21, 2008 with Dr. Richard Schenz (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)
10.21

Letter of Intent with Petromanas Energy Inc. (formerly WWI Resources Ltd.) dated November 19, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 23, 2009)

10.22

Share Purchase Agreement dated February 12, 2010 between Petromanas Energy Inc. (formerly WWI Resources Ltd.), DWM Petroleum AG and Petromanas Albania GmbH (formerly Manas Adriatic GmbH) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 25, 2010)

10.23	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.24	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.25	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.26	Termination Agreement dated July 31, 2010 with Erik Herlyn (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 16, 2010)
10.27	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.28	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.29	Share Placement/Purchase Agreement dated September 26, 2010 with Alexander Becker (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.30	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.31	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)

Exhibit
Number	Description
21.1*	Subsidiaries of Manas Petroleum Corporation
23.1*	Consent of BDO Visura International AG
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By:

/s/ Peter-Mark Vogel
Peter-Mark Vogel
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter-Mark Vogel
Peter-Mark Vogel
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 18, 2011

/s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 18, 2011

/s/ Heinz J. Scholz
Heinz J. Scholz
Chairman and Executive Director
Date: March 18, 2011

/s/ Michael J. Velletta
Michael J. Velletta
Executive Director
Date: March 18, 2011

/s/ Richard Schenz
Richard Schenz
Director
Date: March 18, 2011

/s/ Werner Ladwein
Werner Ladwein
Director
Date: March 18, 2011