Form 10-Q
period 2011-03-31
MANAS PETROLEUM Corp
filed 2011-05-16
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
170,367,292 shares of common stock as of May 13, 2011.

4

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	03.31.2011	12.31.2010
	USD	USD
ASSETS

Cash and cash equivalents	399'931	1'736'571
Restricted cash	86'958	87'063
Accounts receivable	30'930	31'090
Prepaid expenses	256'881	337'124
Total current assets	774'699	2'191'848

Prepaid issuance costs	428'365	-
Tangible fixed assets	72'581	85'420
Investment in associate	238'304	238'304
Investment in associate (Petromanas)	63'637'625	72'257'882
Total non-current assets	64'376'875	72'581'606

TOTAL ASSETS	65'151'574	74'773'454

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	197'562	103'129
Accrued expenses Professional fees	350'312	277'762
Other accrued expenses	60'535	96'110
Total current liabilities	608'409	477'001

Pension liabilities	55'522	55'522
Total non-current liabilities	55'522	55'522

TOTAL LIABILITIES	663'931	532'523

Temporary equity (common stock USD 0.001 par value, 0 and 6'454'993 shares, respectively)	-	2'517'447
Common stock (300,000,000 shares authorized, USD 0.001 par value, 125'914'661 and 124'987'393 shares, respectively, issued and outstanding)	125'915	124'987
Additional paid-in capital	56'476'303	53'836'749
Retained earnings/(deficit) accumulated during the exploration stage	7'834'424	17'710'747
Accumulated other comprehensive income
Currency translation adjustment	51'001	51'001
Total shareholders' equity	64'487'643	71'723'484

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	65'151'574	74'773'454

5

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the three months ended		Period from
05.25.2004
(Inception) to
	03.31.2011	03.31.2010	03.31.2011
	USD	USD	USD
OPERATING REVENUES

Other revenues	-	-	1'375'728
Total revenues	-	-	1'375'728

OPERATING EXPENSES

Personnel costs	(367'002)	(2'501'193)	(26'125'093)
Exploration costs	(253'540)	(63'657)	(9'311'663)
Depreciation	(13'450)	(16'209)	(245'597)
Consulting fees	(272'408)	(417'423)	(10'430'383)
Administrative costs	(315'970)	(243'477)	(13'629'719)
Total operating expenses	(1'222'370)	(3'241'960)	(59'742'456)

Gain from sale of investment	-	-	3'864'197
Loss from sale of investment	-	-	(900)
OPERATING INCOME/(LOSS)	(1'222'370)	(3'241'960)	(54'503'431)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	(24'547)	(82'468)	197'347
Changes in fair value of warrants	-	111'242	(10'441'089)
Warrants issuance expense	-	-	(9'439'775)
Gain from sale of subsidiary	-	57'850'918	57'850'918
Change in fair value of investment in associate	(8'620'257)	28'812'901	17'230'804
Interest income	163	50	603'618
Interest expense	(10'656)	(321'310)	(2'581'421)
Loss on extinguishment of debt	-	(117'049)	(117'049)
Income/(Loss) before taxes and equity in net loss of associate	(9'877'667)	83'012'325	(1'200'078)

Income taxes	1'344	(1'009)	(9'245)
Equity in net loss of associate	-	-	(24'523)
Net income/(loss)	(9'876'323)	83'011'315	(1'233'847)

Net income/(loss) attributable to non-controlling interest	-	-	(18'700)
Net income/(loss) attributable to Manas	(9'876'323)	83'011'315	(1'252'547)

Currency translation adjustment attributable to Manas	-	-	51'001
Net comprehensive income/(loss) attributable to Manas	(9'876'323)	83'011'315	(1'201'546)

Net comprehensive loss attributable to non-controlling interest	-	-	18'700
Net comprehensive income/(loss)	(9'876'323)	83'011'315	(1'182'846)

Weighted average number of outstanding shares (basic)	125'862'567	119'053'400	110'386'945
Weighted average number of outstanding shares (diluted)	125'862'567	133'606'613	n.a.

Basic earnings / (loss) per share attributable to Manas	(0.08)	0.70	(0.01)
Diluted earnings / (loss) per share attributable to Manas	(0.08)	0.62	n.a.

6

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the three months ended		Period from
05.25.2004
(Inception) to
	03.31.2011	03.31.2010	03.31.2011
	USD	USD	USD
OPERATING ACTIVITIES

Net income/(loss)	(9'876'323)	83'011'315	(1'233'847)

To reconcile net income/(loss) to net cash used in operating activities

Gain from sale of subsidiary	-	(57'850'918)	(57'850'918)
Gain from sale of investment	-	-	(3'864'197)
Loss from sale of investment	-	-	900
Change in fair value of investment in associate	8'620'257	(28'812'901)	(17'230'804)
Equity in net loss of associate	-	-	24'523
Depreciation	13'450	16'209	245'597
Amortization of debt issuance costs	-	112'619	349'910
Warrant issuance expense / (income)	-	(111'242)	19'880'864
Exchange differences	24'547	81'517	(197'346)
Non cash adjustment to exploration costs	-	(204'753)	(204'753)
Non cash interest income	-	(25'619)	(25'619)
Interest expense on contingently convertible loan	-	29'893	236'798
Loss on extinguishment of contingently convertible loan	-	83'202	83'202
Interest expense on debentures	-	78'974	764'142
Loss on extinguishment of debentures	-	33'847	33'847
Stock-based compensation	123'035	2'412'161	25'811'812
Decrease / (increase) in receivables and prepaid expenses	80'403	(342'199)	(284'246)
(Decrease) / increase in accounts payables	94'433	(41'156)	(311'807)
(Decrease) / increase in accrued expenses	36'975	(633'434)	336'640
Change in pension liability	-	-	55'522
Cash flow (used in) / from operating activities	(883'223)	(2'162'485)	(33'379'778)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(611)	(880)	(433'566)
Sale of tangible fixed assets and computer software	-	-	79'326
Proceeds from sale of investment	-	10'415'810	14'765'810
Decrease / (increase) restricted cash	105	(26'127)	(86'958)
Acquisition of investment in associate	-	-	(67'747)
Cash flow (used in) / from investing activities	(506)	10'388'802	14'256'865

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80'019
Issuance of units	-	-	15'057'484
Issuance of contingently convertible loan	-		1'680'000
Issuance of debentures	-		3'760'000
Issuance of promissory notes to shareholders	-		540'646
Repayment of contingently convertible loan	-	(2'000'000)	(2'000'000)
Repayment of debentures	-	(4'000'000)	(4'000'000)
Repayment of promissory notes to shareholders	-	(540'646)	(540'646)
Proceeds from exercise of options	-	-	240'062
Issuance of warrants	-	-	670'571
Proceeds from exercise of warrants	-	88'500	2'260'959
Cash arising on recapitalization	-	-	6'510
Shareholder loan repaid	-	-	(3'385'832)
Shareholder loan raised	-	-	4'653'720
Repayment of bank loan	-	-	(2'520'000)
Increase in bank loan	-	-	2'520'000
Increase in short-term loan	-	-	917'698
Prepaid issuance costs	(428'365)	-	(428'365)
Payment of debt issuance costs	-	-	(279'910)
(Decrease) / increase in bank overdraft	-	(196'154)	0
Cash flow (used in) / from financing activities	(428'365)	(6'648'300)	19'232'916

Net change in cash and cash equivalents	(1'312'094)	1'578'016	110'002

Cash and cash equivalents at the beginning of the period	1'736'571	804'663	-
Currency translation effect on cash and cash equivalents	(24'547)	(81'516)	289'930
Cash and cash equivalents at the end of the period	399'931	2'301'163	399'931

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1'466'052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193'003
Warrants issued to pay placement commission expenses	-	-	2'689'910
Debenture interest paid in common shares	-	-	213'479
Forgiveness of advance payment from Petromanas Energy Inc.	-	917'698	917'698
Initial fair value of shares of investment in Petromanas	-	46'406'821	46'406'821
Proceeds from sale yet to be paid recorded under other receivables	-	350'000	-
Forgiveness of receivable due from Manas Adriatic GmbH	-	(3'449'704)	(3'449'704)

8

MANAS PETROLEUM CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

Deficit
				accumulated	Accumulated
				during the	Other Compre-	Total share-
	Number of		Additional	development	hensive Income	holders' equity
SHAREHOLDERS' EQUITY / (DEFICIT)	Shares	Share Capital	paid-in capital	stage	(Loss)	/ (deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80'000'000	80'000	19	-	-	80'019
Currency translation adjustment	-	-	-	-	(77'082)	(77'082)
Net loss for the period	-	-	-	(601'032)	-	(601'032)
Balance December 31, 2004	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)

Balance January 1, 2005	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)
Currency translation adjustment	-	-	-		218'699	218'699
Net loss for the year	-	-	-	(1'993'932)	-	(1'993'932)
Balance December 31, 2005	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)

Balance January 1, 2006	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)
Forgiveness of debt by major shareholder	-	-	1'466'052	-	-	1'466'052
Currency translation adjustment	-	-	-	-	(88'153)	(88'153)
Net income for the year	-	-	-	1'516'004	-	1'516'004
Balance December 31, 2006	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575

Balance January 1, 2007	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575
Recapitalization transaction	20'110'400	20'110	(356'732)	-	-	(336'622)
Stock-based compensation	880'000	880	7'244'409	-	-	7'245'289
Private placement of Units, issued for cash	10'330'152	10'330	9'675'667	-	-	9'685'997
Private placement of Units	10'709	11	(11)	-	-	-
Private placement of Units, issued for cash	825'227	825	3'521'232	-	-	3'522'057
Currency translation adjustment	-	-	-	-	3'069	3'069
Net loss for the year	-	-	-	(12'825'496)	-	(12'825'496)
Balance December 31, 2007	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870

Balance January 1, 2008	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870
Stock-based compensation	2'895'245	2'895	9'787'978	-	-	9'790'874
Private placement of Units, issued for cash	4'000'000	4'000	1'845'429	-	-	1'849'429
Issuance of warrants	-	-	10'110'346	-	-	10'110'346
Beneficial Conversion Feature	-	-	557'989	-	-	557'989
Currency translation adjustment	-	-	-	-	(13'212)	(13'212)
Net loss for the period	-	-	-	(30'296'106)	-	(30'296'106)
Balance December 31, 2008	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)

Balance January 1, 2009	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)
Adoption of ASC 815-40	-	-	(9'679'775)	9'086'971	-	(592'804)
Reclassification warrants	-	-	10'883'811	-	-	10'883'811
Stock-based compensation	-	-	4'475'953	-	-	4'475'953
Currency translation adjustment	-	-	-	-	7'679	7'679
Net loss for the year	-	-	-	(21'618'015)	-	(21'618'015)
Balance December 31, 2009	119'051'733	119'052	49'532'367	(56'731'607)	51'001	(7'029'187)

Balance January 1, 2010	119'051'733	119'052	49'532'367	(56'731'607)	51'001	(7'029'187)
Exercise of warrants	3'832'133	3'832	2'257'127	-	-	2'260'959
FV adjustment of exercised warrants	-	-	72'643	-	-	72'643
Reclassification warrants	-	-	77'439	-	-	77'439
Stock-based compensation	2'103'527	2'104	4'174'558	-	-	4'176'662
Shares to be issued	-	-	240'062	-	-	240'062
Redeemable shares	-	-	(2'517'447)	-	-	(2'517'447)
Net income for the period	-	-	-	74'442'353	-	74'442'353
Balance December 31, 2010	124'987'393	124'988	53'836'749	17'710'746	51'001	71'723'484

Balance January 1, 2011	124'987'393	124'988	53'836'749	17'710'746	51'001	71'723'484
Stock-based compensation	3'951	4	123'031	-	-	123'035
Exercise of options	923'317	923	(923)	-	-	-
Redeemable shares	-	-	2'517'447	-	-	2'517'447
Net income for the period	-	-	-	(9'876'323)	-	(9'876'323)
Balance March 31, 2011	125'914'661	125'915	56'476'303	7'834'424	51'001	64'487'643

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (“Group”) for the three months period ended March 31, 2011 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Group's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our cash balance as of March 31, 2011 was $399,931.

In addition to our cash balance, of the 200,000,000 common shares of Petromanas held by the Group, 40,000,000 were freely tradable as of March 31, 2011. The quoted market price of Petromanas shares on March 31, 2011 was CAD 0.3350 (approximately $0.3445) . Hence, the market value of the freely tradable shares was approximately $13,780,000.

Based on our business plan for the next 12 months, we will need $8,060,000 to fund our operations.

Given our net working capital plus our freely tradable shares of Petromanas, we do not expect to need additional funding from external sources to cover our monthly burn rate of approximately $290,000 and minimum commitments before April 2012.

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

On May 6, the Company completed a public offering of units pursuant to a long form prospectus filed in all of the Provinces of Canada except Quebec and a registration statement filed with the Securities and Exchange Commission on Form S-1 in the United States. In the offering, the Company sold a total of 44,450,500 units at a price of $0.50 per unit for aggregate gross proceeds of $22,225,250. Each unit consisted of one share of common stock in the capital of the Company and one common share purchase warrant, and each warrant entitles the purchaser to purchase one additional common share until May 6, 2014 at a purchase price of $0.70 per share.

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

The accompanying financial data as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010 and for the period from inception, May 25, 2004, to March 31, 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2011 and December 31, 2010, results of operations for the three-month periods ended March 31, 2011 and 2010 and for the period from inception, May 25, 2004, to March 31, 2011, cash flows for the three-month periods ended March 31, 2011 and 2010 and for the period from inception, May 25, 2004, to March 31, 2011 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to March 31, 2011, as applicable, have been made. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

4. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company adopted ASU 2010-13 as of January 1, 2011 and its application had no impact on the Company’s condensed consolidated financial statements.

5. CASH AND CASH EQUIVALENTS

USD (held
	USD (held	USD (held	USD (held	in other	USD TOTAL	USD TOTAL
	in USD)	in EUR)	in CHF)	currencies)	March 31, 2010	Dec 31, 2010
Cash and Cash Equivalents	308'571	10'974	74'798	5'587	399'931	1'736'571

Cash and cash equivalents are available at the Group’s own disposal, and there is no restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

6. TANGIBLE FIXED ASSETS

2011	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	125'196	89'500	47'375	262'071
Additions	611	-	-	611
Cost at March 31	125'807	89'500	47'375	262'682

Accumulated depreciation at January 1	(84'080)	(63'501)	(29'069)	(176'651)
Depreciation	(5'791)	(5'290)	(2'369)	(13'450)
Accumulated depreciation at March 31	(89'873)	(68'791)	(31'438)	(190'101)

Net book value at March 31	35'934	20'709	15'937	72'581

Depreciation expense for the three-month period ended March 31, 2011 and 2010 was $13,450 and $16,209, respectively.

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

Stock-based compensation costs are recognized in earnings using the fair-value based method for all awards granted. For employees fair value is estimated at the grant date and for non-employees fair value is re-measured at each reporting date. Compensation costs for unvested stock options and unvested share grants are expensed over the requisite service period on a straight-line basis.

On January 5, 2011, we issued 1,000 shares for the services performed during the month of December 2010 pursuant to a consulting agreement entered into on December 7, 2010 with a consultant to provide our company with business opportunities in petroleum exploration and development.

On January 10, 2011, we issued 923,317 shares of our common stock at an exercise price of $0.26 per share upon exercise of stock options which we had granted previously. 250,000 of these shares are subject to a dribble-out clause, which allows a cumulative release of 3% of these shares (7,500 shares) every quarter.

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

On March 31, 2011, due to the termination of an employment agreement as of December 31, 2010 1,500,000 vested options with an exercise price of $0.70 expired unexercised.

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

The weighted average assumptions for the variables used in the Black-Scholes model during the three-month periods ended March 31, 2011 and March 31, 2010 are noted in the following table:

	Three months period ended
	March 31, 2011	March 31, 2010
Expected dividend yield	*	0%
Expected volatility	*	90%
Risk-free interest rate	*	1.838%
Expected term (in years)	*	3.5

* no options have been granted during the three months period ended March 31, 2011

During the three-month periods ended March 31, 2011 and 2010, the weighted average fair value of options granted was $0 and $0.61 at the grant date, respectively.

The following table summarizes the Company's stock option activity for the three-month period ended March 31, 2011:

Weighted-
		Weighted-	average
		average	remaining
	Shares under	exercise	contractual	Aggregate
Options	option	price	term (years)	intrinsic value
Outstanding at December 31, 2010	9'750'000	0.58
Cancellation (repricing)	-	-
Re-granted (repricing)	-	-
Granted	-	-
Reclassified as warrants	-	-
Exercised	-	-
Forfeited or expired	(1'500'000)	0.70
Outstanding at March 31, 2011	8'250'000	0.56	4.97	856'000

Exercisable at March 31, 2011	5'479'750	0.58	4.81	530'251

A summary of the status of the Company’s non-vested options as of March 31, 2011 and changes during the period is presented below:

		Weighted-average
Non-vested options	Shares under option	grant date fair value
Non-vested at December 31, 2010	3'220'250	0.34
Granted	-	-
Vested	(450'000)	0.24
Forfeited	-	-
Non-vested at March 31, 2011	2'770'250	0.28

As of March 31, 2011 the expected total of unrecognized compensation costs related to unvested stock-option grants was $917,874. We expect to recognize this amount over a weighted average period of 1.79 years.

7. 2 Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, we apply a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the company has issued.

A summary of the status of the Company’s non-vested shares related to share grants as of March 31, 2011 and changes during the period is presented below:

		Weighted-average
Non-vested shares	Shares	grant date fair value
Non-vested at December 31, 2010	600'000	0.46
Granted	3'951	0.62
Vested	(3'951)	0.62
Forfeited	-	-
Non-vested at March 31, 2011	600'000	0.46

As of March 31, 2011 the expected total of unrecognized compensation costs related to unvested share grants was $245,509. We expect to recognize this amount over a weighted average period of 4.09 years.

7.3. Summary of Stock-based Compensation Expense

A Summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

Three months period ended March 31	2011	2010
Option grants	108'339	2'412'161
Warrant grants	-	-
Share grants	14'696	-
Total	123'035	2'412'161
Recorded under Personnel	98'390	2'254'751
Recorded under Consulting Fees	24'644	157'410

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

For the three months periods ended March 31, 2011 and 2010 we accreted the Debentures for the discount, including the beneficial conversion feature by $0 and $112,821 (i.e. $78,974 accretion of discount and $33,847 loss on extinguishment of debt), respectively.

9. WARRANTS

As of March 31, 2011 and December 31, 2010, the Company had a total of 150,000 and 150,000 warrants outstanding to purchase common stock, respectively. The Company has enough shares of common stock authorized in the event these warrants are exercised.

The following table summarizes information about the Company’s warrants outstanding as of March 31, 2011:

Warrant series	# of Warrants	Strike price	Grant date	Expiry date
Grant	150'000	0.80	June 2, 2010	June 2, 2013
Total warrants outstanding	150'000

The following table summarizes the Company’s warrant activity for the three-month period ended March 31, 2011:

	Number of warrants	# of warrants classifed as	Total number of warrants	Weighted-average
Warrants	classifed as liability	equity	outstanding	exercise price
Outstanding at December 31, 2010		150'000	150'000	0.80
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	-	150'000	150'000	0.80

For the three-month periods ended March 31, 2011 and 2010 we recorded in changes in fair value of warrants $0 and $111,242, respectively.

10. CONTINGENTLY CONVERTIBLE LOAN

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

For the three month periods ended March 31, 2011 and 2010 we accreted the contingently convertible loan for the discount by $0 and $113,095 (includes $83,202 loss on extinguishment of debt), respectively.

11. PROMISSORY NOTE

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

For the three-month periods ended March 31, 2011 and 2010, we recorded $0 and $11,198 interest expense.

12. SALE OF MANAS ADRIATIC

On February 12, 2010 we signed a formal share purchase agreement with WWI Resources Ltd. At closing, WWI Resources changed its name to Petromanas Energy Inc. (“Petromanas”, TSXV: PMI). On February 24, 2010, we completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas.

As consideration for these shares, DWM Petroleum received CAD $2,000,000 ($1,937,396) in cash on March 3, 2010, $350,000 on May 17, 2010 for compensation of operational expenses in Albania for January and February 2010 and 100,000,000 Petromanas common shares in addition to the $917,723 advanced from Petromanas in December 2009. Pursuant to the purchase agreement, DWM Petroleum was entitled to receive an aggregate of up to an additional 150,000,000 Petromanas common shares as follows:

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

After closing, we analyzed whether we obtained control of Petromanas by considering undiluted and diluted voting interests, board members, executive officers, terms of the exchange of equity interest and the relative size of Petromans and Manas Adriatic. Based on this analysis we concluded that:

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

  Manas Petroleum Corporation did not have a majority in the Board, nor does it have the ability to appoint, elect or remove a Director.

  Two out of three executive officers were officers of Manas, which due to conflicts of interest was subject to change in near future.

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

Based on the above, Manas Petroleum Corporation did not obtain control over Petromanas after closing of the transaction. The transaction therefore was accounted for in accordance with ASC 810-10-40, which resulted in a de-recognition of the subsidiary, Manas Adriatic GmbH, in exchange for cash received, liabilities assumed and 200,000,000 of Petromanas common shares issued.

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

Since the shares are held in escrow and are subject to an escrow release schedule, we deem the shares as a Level 2 input for the calculation of the fair value in accordance with ASC 820 (fair value measurements and disclosures). We apply an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the company has issued. The following table outlines the escrow release schedule:

Release Dates	Number of Shares
Released from Escrow

24.06.2010	10'000'000
24.08.2010	15'000'000
24.02.2011	15'000'000
24.06.2011	40'000'000
24.08.2011	30'000'000
24.02.2012	30'000'000
24.08.2012	30'000'000
24.02.2013	30'000'000

Total	200'000'000

Each escrowed and issued share entitles Manas Petroleum Corporation to exercise voting rights and each escrowed and issued share corresponds to one vote.

The 50,000,000 additional Petromanas common shares which are issuable upon achievement of certain conditions (see above (i) and (ii)) will be accounted for in accordance with ASC 450 (Contingencies). As the likelihood of the contingent events is not reasonably determinable, these shares will only be recognized when realized.

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

* The quoted market price on February 25, 2010 was CAD $0.39. In calculating the fair value per share we have taken into account the dilution effect of the additional 100,000,000 shares that were to be issued 16 months after the closing date at the latest. Furthermore, the shares are subject to an escrow agreement and their fair value was therefore discounted based on the escrow release schedule. The annual interest rate applied to discount the diluted quoted market price was 12% and represents cost of opportunity at which the Company may raise debt.

Net cash proceeds from the sale of Manas Adriatic GmbH amounted to the total of CAD $2,000,000 ($1,937,396), $8,500,000 to be used by Manas Adriatic to repay advances made by DWM Petroleum and $350,000 for compensation of operational expenses in Albania for January and February 2010 reduced by $21,586, the cash owned by Manas Adriatic consolidated as of February 24, 2010.

13. INVESTMENT IN PETROMANAS

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

DWM now has ownership and control over 200,000,000 common shares of Petromanas and the right to acquire a further 50,000,000 common shares upon certain conditions. The 200,000,000 common shares represent approximately 31.72% of the issued and outstanding common shares of Petromanas.

Refer to Note 12 for details on the initial measurement of the shares.

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

The quoted market price of Petromanas on March 31, 2011 was $0.3445.

In order to calculate the fair value of our investment in Petromanas we discount the market price of the shares based on the escrow release schedule. The effective discount applied on the quoted market price of the restricted shares is 7.63% .

During the three-month period ended March 31, 2011, we recorded $8,620,257 unrealized loss on investment in Petromanas. During the three-month period ended March 31, 2010 we recorded $28,812,901 unrealized gain on our investment in Petromanas.

When a company chooses the fair value option, pursuant to ASC 323 further disclosures regarding the investee are required in cases where the Company has the ability to exercise significant influence over investee’s operating and financial policies.

As of today, there is no managerial interchange and there are no material intercompany transactions. In addition, technological dependencies do not exist. The majority ownership of the investee is concentrated among a small group of shareholders who operate the investee without regard to the views of the investor. The Company made an effort to obtain from Petromanas financial information that would be needed for the required disclosures, but Petromanas has refused to provide this information. This information would also be necessary for the Company to disclose selected financial data of Petromanas in accordance with US GAAP in timely manner.

The Company has previously requested that Petromanas provide detailed financial records in order to draw up the reconciliation between Canadian GAAP and US GAAP but Petromanas refused, stating that Petromanas is a public company and required to comply with securities legislation and TSX Venture Exchange rules and it cannot provide selective disclosure to any shareholder, nor can it permit its results to be publicly disclosed through any document published by a third party until after it has publicly disseminated the information.

Based on all that, the Company concluded that it does not have the ability to exercise significant influence over investee’s operating and financial policies

14. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
Company	Country	Mar 31, 2011	Dec 31, 2010
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
Manas Petroleum AG, Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Vancouver (3)	Canada	31.72%	32.29%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Rep of Tajikistan	90%	90%
Manas Petroleum of Chile Corporation, Victoria (6)	Canada	100%	100%
Manas Management Services Ltd., Nassau (7)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (8)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (9)	Mongolia	100%	100%
Gobi Energy Partners GmbH (10)	Switzerland	100%	100%

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008
(7)	Founded in 2008
(8)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(9)

Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). DWM Petroleum AG holds record title to 100% of Gobi Energy Partners LLC, of which 26% is held in trust for others. The Company determined that no value needs to be ascribed to the non-controlling interest.

(10)	Gobi Energy Partners GmbH was founded in 2010

Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

The following table provides the total amount of transactions, which have been entered into with related parties for the relevant financial period:

Affiliates	Three months period ended
	March 31, 2011	March 31, 2010
	USD	USD
Management services performed to Petromanas*	(16'435)	-

* Services invoiced or accrued and recorded as contra-expense in personnel cost and administrative cost

Board of directors	Three months period ended
	March 31, 2011	March 31, 2010
	USD	USD
Payments to directors for office rent	6'000	6'000
Payments to related companies controlled by directors for rendered consulting services	91'000	76'708
Interest on Promissory notes from directors*	-	4'843
Interest on Promissory notes from former directors*	-	6'355

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

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from Manas and IPR, and their subsidiaries. Manas, IPR and their legal counsel share the view that the Energy Focus claim is entirely without merit, is brought in the wrong jurisdiction and that they have failed to properly serve the parties.

At March 31, 2011, there had been no legal actions against the associates, subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

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

Three months period ended
Pension expense	March 31, 2011	March 31, 2010
	USD	USD
Net service cost	5'311	1'000
Interest cost	5'254	1'687
Expected return on assets	(4'517)	(1'307)
Amortization of net (gain)/loss	2'525	-
Net periodic pension cost	8'572	1'380

During the three-month periods ended March 31, 2011 and 2010 the Company made cash contributions of $63,368 and approximately $58,300, respectively, to its defined benefit pension plan. The company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2011.

17. FAIR VALUE MEASUREMENT

FASB ASC 820 (Prior authoritative literature: SFAS 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities carried at fair value as of March 31, 2011 are classified in one of the three categories as follows:

		Level 1	Level 2	Level 3	Total

Assets
Investment in associate (Petromanas)	$	- $	63'637'625	$-	$63'637'625
Total Assets	$	- $	63'637'625	$-	$63'637'625

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the period ending March 31, 2011:

Balance at January 1, 2011	72'257'882
Total gains (losses) realized and unrealized:
Included in earnings	(8'620'257	) 1)
Included in other comprehensive income	-
Purchase, sale, or settlement	-
Net transfer in / (out) of level 2	-
Balance at March 31, 2011	63'637'625

1) Recorded in change in fair value of investment in associate (Petromanas)

18. EARNINGS PER SHARE

Basic earnings per share result by dividing the Company’s Net Income (or Net Loss) by the weighted average shares outstanding for the contemplated period. Diluted earnings per share are calculated applying the treasury stock method. When there is a Net Income, dilutive effects of all stock-based compensation awards or participating financial instruments are considered. When the Company posts a loss, basic loss per share equals diluted loss per share.

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

Three months period ended
	March 31, 2011	March 31, 2010
Basic weighted average shares outstanding	125'862'567	119'053'400
Effect of common stock equivalents*
- stock options and non-vested stock
under employee compensation plans	-	3'609'376
- warrants	-	10'943'837
- contingently convertible loan	-	-
Diluted weighted average shares outstanding*	125'862'567	133'606'613

*For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation

For the three month period ended March 31, 2011 the number of stock equivalents that was excluded from the computation of diluted earnings per share was 9,000,000 (i.e. 8,250,000 stock options outstanding, 150,000 warrants outstanding and 600,000 unvested shares).

19. SHARE PLACEMENT/PURCHASE AGREEMENT – TEMPORARY EQUITY

On September 26, 2010, we entered into a share placement/purchase agreement with Alexander Becker, a holder of 14,144,993 shares of our common stock. Mr. Becker expressed an interest in selling all of his shares of our common stock to a third party or back to our company. The share placement/purchase agreement provided that in the event any of Mr. Becker's shares of our common stock are not placed with buyers within 6 months from September 26, 2010, we will be obligated to purchase such shares from Mr. Becker 30 days subsequent to March 26, 2011. This purchase deadline can be extended on mutual consent. The price of the shares was determined by the first offering. The first offering price was determined on October 25, 2010 pursuant to a share transfer agreement between Mr. Becker and a third party investor and amount to $0.39 per share.

As of December 31, 2010 we calculated the exposure, i.e. the maximum cash obligation of the Company according to ASC 480-10-S99 for all redeemable shares. The following table shows the Company’s exposure, i.e. the number of redeemable shares and their aggregate value as of December 31, 2010:

Number of redeemable shares	6'454'993
Price to be paid	$0.39
Redemption value	$2'517'447

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the temporary equity to equal the redemption value at each reporting date. According to ASC 480-10-S99 we classified these redeemable shares under Temporary Equity.

As of February 17, 2011 all remaining shares of Mr. Becker have been placed with third party investors. The Company’s exposure resulting from the share placement/purchase agreement with Mr. Becker, therefore, is nil as of March 31, 2011. The following table shows the development of Temporary Equity:

Temporary Equity	USD
Balance December 31, 2010	2'517'447
Redeemable shares	-2'517'447
Balance March 31, 2011	0

20. SUBSEQUENT EVENT(S)

On May 6, the Company completed a public offering of units pursuant to a long form prospectus filed in all of the Provinces of Canada except Quebec and a registration statement filed with the Securities and Exchange Commission on Form S-1 in the United States. In the offering, the Company sold a total of 44,450,500 units at a price of $0.50 per unit for aggregate gross proceeds of $22,225,250. Each unit consisted of one share of common stock in the capital of the Company and one common share purchase warrant, and each warrant entitles the purchaser to purchase one additional common share until May 6, 2014 at a purchase price of $0.70 per share.

Raymond James Ltd. acted as agent in the offering. As consideration for its assistance, the Company paid to Raymond James a cash commission equal to 6.75% of the gross proceeds of the offering and reimbursed Raymond James for expenses. In addition, the Company issued to Raymond James agents’ warrants that entitle Raymond James to purchase up to 1,333,515 shares of the Company’s common stock at a purchase price of $0.60 until May 6, 2013.

Concurrently with the completion of the offering, the Company has been listed as a Tier 2 Oil and Gas issuer on the TSX Venture Exchange. Shares of the Company’s common stock will trade on the TSX Venture Exchange under the symbol “MNP” and the warrants issued in the offering will trade on the TSX Venture Exchange under the symbol “MNP.WT”. The Company will retain its current listing on the OTC Bulletin Board but the warrants will trade only on the TSX Venture Exchange.

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

The material assumptions supporting these forward-looking statements include, among other things:

  our ability to sell some of the 200,000,000 common shares of Petromanas Energy Inc. held by us at or around CAD$0.3350 (approximately $0.3445) per share, the quoted market price of these shares on March 31, 2011, as and when needed;

  our monthly burn rate of approximately $290,000 for our operating costs (excluding geological & geophysical expenses);

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

  geological, technical, drilling and processing problems; and

  other factors discussed under the section entitled “Risk Factors” in our annual report on Form 10-K filed on March 21, 2011.

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

Overview of Business Operations

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

Results of Operations

The Three-Month Period Ended March 31, 2011 Compared to the Three-Month Period Ended March 31, 2010

Net loss for the three-month period ended March 31, 2011 was $9,876,323 as compared to net income of $83,011,315 for the same period in 2010. This is a decrease of $92,887,638 and is mainly related to our investment in Petromanas. For the three months period ended March 31, 2011, we recorded a decrease in fair value of investment in associate of $8,620,257. In the three month period ended March 31, 2010 we recorded an initial gain from sale of subsidiary (Manas Adriatic) of $57,850,918 and a subsequent increase in fair value of investment in associate (Petromanas) of $28,812,901. Operating Expenses for the three-month period ended March 31, 2011 decreased to $1,222,370 from $3,241,960 reported for the same period in 2010. This decrease of 62% or $2,019,590 in our total operating expenses is mainly attributable to lower stock-based compensation expenses in personnel costs and consulting fees.

Personnel costs

For the three-month period ended March 31, 2011 our personnel costs decreased to $367,002 from $2,501,193 for the same period in 2010. This decrease of 85% or $2,134,191 is mainly attributable to lower charges related to equity awards granted under the stock compensation and stock option plans. For such grants $98,390 were recorded for the three month period ended March 31, 2011 versus $2,412,161(including $1,441,321 due to re-pricing of stock options) for the same period in 2010.

Exploration costs

For the three-month period ended March 31, 2011 we incurred exploration costs of $253,540 as compared to $63,657 for the same period in 2010. This increase of 298% or $189,883 is mainly attributable to higher exploration costs in Mongolia.

Consulting fees

For the three-month period ended March 31, 2011 we expensed in consulting fees $272,408 as compared to consulting fees of $417,423 for the same period in 2010. This is a decrease of 35% or $145,016 and mainly attributable to lower stock based compensation expenses for consultants.

Administrative costs

For the three-month period ended March 31, 2011, we recorded administrative costs of $315,970 compared to $243,477 for the same period in 2010. This increase of 30% and $72,493 is mainly attributable to higher expenses for accounting and travel.

Non-operating income/expense

For the three month period ended March 31, 2011 we recorded a non-operating expense of $8,655,296 compared to a non-operating income of $86,254,285 for the same period in 2010. This is a decrease of $94,909,582. For the three month period ended March 31, 2011, we recorded a decrease in fair value of investment in associate of $8,620,257. In the same period for 2010 we recorded a gain from sale of subsidiary of $57,850,918 and an increase in fair value in associate of $28,812,901 (together $86,663,819).

Liquidity and Capital Resources

Our cash balance as of March 31, 2011 was $399,931. Our total current assets as of March 31, 2011 amounted to $774,699 and total current liabilities were $608,409 resulting in net working capital of $166,290.

Of the 200,000,000 common shares of Petromanas held by us, 40,000,000 were freely tradable as of March 31, 2011. The market value of these freely tradable shares was approximately $13,780,000.

Shareholders’ equity as of March 31, 2011 was $64,487,643.

On May 6, 2011, we completed a public offering of units pursuant to a long form prospectus filed in all of the Provinces of Canada except Quebec and a registration statement on Form S-1 filed with the Securities and Exchange Commission in the United States. In the offering, we sold a total of 44,450,500 units at a price of $0.50 per unit for aggregate gross proceeds of $22,225,250. Each unit consisted of one share of common stock in the capital of our company and one common share purchase warrant, and each warrant entitles the purchaser to purchase one additional common share until May 6, 2014 at a purchase price of $0.70 per share.

We expect that the proceeds from the public offering are sufficient to implement our business plan for the next 12 months.

Also on May 6, 2011, shares of our common stock and all of the unit warrants sold in the public offering were listed on the TSX Venture Stock Exchange.

Cash Flows

Three Months Ended	March 31
	2011	2010

Net Cash (used in) Operating Acticities	(883'223)	(2'162'485)
Net Cash provided by (used in ) Investing Activities	(506)	10'388'802
Net Cash provided by (used in ) Financing Activities	(428'365)	(6'648'300)

Change in Cash and Cash Equivalents during the Period	(1'312'094)	1'578'016

Operating Activities

Net cash used in operating activities of $883,223 for the three-month period ended March 31, 2011 changed from net cash used of $2,162,485 for the same period in 2010. This decrease in net cash used in operating activities of $1,279,262 is mainly attributable to changes in accrued expenses (decrease of $36,975 versus increase of $(633,434)) and a decrease in receivables and prepaid expenses (decrease of $80,403 versus increase of $(342,199)).

Investing Activities

Net cash used in investing activities of $506 for the three-month period ended March 31, 2011 changed from net cash provided by investing activities of $10,388,802 for the same period in 2010. This decrease in cash flow provided by investing activities of $10,389,308 is mainly attributable to proceeds from sale of investment of $10,415,810 recorded in the three month period ended March 31, 2010.

Financing Activities

Net cash used in financing activities of $428,365 for the three-month period ended March 31, 2011 changed from net cash used of $6,648,300 for the same period in 2010. Net cash was used for prepaid issuance costs in connection with our public offering for the three month period ended March 31, 2011. During the three-month period ended March 31, 2010 cash was used to repay contingently convertible loans (i.e. $2,000,000), debentures (i.e. $4,000,000), promissory notes to shareholders (i.e. $540,646) and to settle a bank overdraft of $196,154. Proceeds from exercise of warrants of $88,500 positively affected cash used in financing activities for the three-month period ended March 31, 2010.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months.

Expense	Amount
Geological & Geophysical	4'590'000
General & Administrative	2'600'000
Legal	410'000
Audit	120'000
Marketing	340'000
Total Expenses planned for next 12 months	8'060'000

Our monthly burn rate (excluding Geological & Geophysical) amounts to approximately $290,000. We have more than enough money to fund our planned operations for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Developments

Since the end of our most recent fiscal year, following developments have affected our operations or operations of the companies in which we participate.

Mongolia

On November 10, 2010, we announced the completion of the 2010 seismic acquisition program for block 13 and 14 without incident. We intend to use the additional 300 km of 2D seismic data to improve our technical database and our chance of drilling a successful exploration well. After interpretation of the full dataset, we intend to decide regarding additional seismic to be acquired in 2011; drilling for the first well is planned for the first half of 2012.

Ferghana projects (Tajikistan, Kyrgyz Republic)

General

The following activities were performed for both projects:

- Regional cross-section preparation

- Fergana regional geology

- Updated/improved Fergana fields directory

- Maintain/Improve well, seismic, map etc database

- Prepare for and present to external Auditor Gustavson and associates – assist in report preparation.

Tajikistan

Somon Oil, in which we hold a 90% interest, contracted the Kazak crew “Dank” to perform a seismic project, which commenced on February 13, 2010 in the southern license areas and locally across the Kyrgyz-Tajik border. This seismic acquisition was completed on June 4, 2010. Data quality is generally good to excellent. Technical database compilation and integration is ongoing. Reprocessing of 470km of 2007-2008 seismic in conjunction with the new data is proceeding.

A production sharing agreement has been drafted and submitted to the Tajik Ministry of Energy. We continue to negotiate the form of the production sharing agreement with various interested agencies of the government of Tajikistan. We believe that the finalization and ratification of the production sharing agreement is the last hurdle in order for Santos International Ventures Pty Ltd. to exercise its farm-in option.

Kyrgyz Republic

South Petroleum Company, a closely held Kyrgyz company in which we own a 25% minority equity interest, continued its geological studies within the four license areas owned by it. Although we do not direct management of South Petroleum Company and we are not the operator of its project, we do receive periodic updates on the status of that project from the operator.

The following activities were performed during the three month ended March 31, 2011:

- No Health and Safety Incidents during the 1st Quarter

- Ongoing work on administration of SPC offices both in Bishkek and Jalalabat;

- Digitizing old geological data: old drilling reports and seismic data;

- Integration of present geological and geophysical data;

- Drilling meetings commenced in support of Tajikistan Drilling.:

- Reviewing all previous services and supply contracts for conformity and use in the year 2011;

- Working through the supply routes: Kazakhstan, China to Kyrgyzstan etc.;

- Reviewing and commenting on the new draft laws on Subsoil, Licensing, Somon Oil PSA, etc.;

- Reviewing tax legislation and applicability to SPC operations;

- Support in preparation of the draft PSA for Somon-Tajik;

- Support in meetings held in Dushanbe on the PSA: translation of documents and meetings;

- Submitted SPC’s annual report to the Ministry of Geology on all of SPC’s license areas

- Obtained Ministry of Energy approval for all Year End reports and program deferrals.

Information provided in this quarterly report pertaining to the exploration project in the Kyrgyz Republic owned by South Petroleum Company has been provided to our company by the operator of that project, with which we deal at arms length, and is included in this quarterly report in an effort to share that information with the public. Although we have no reason to doubt the accuracy of this information, we expressly disclaim responsibility therefor and make no representation or warranty that it is complete or correct.

Chile

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as disclosed below, there are no pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our properties, or the properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

Litigation in Chile

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago Chile, claiming an interest in the Tranquillo Block from our company and IPR, and their subsidiaries.

Factual Allegations

During the initial phase of applying for our Chilean Exploration license, a joint bidding group was formed with our company, IPR and Energy Focus. Each had a one-third interest. Of its own accord, Energy Focus left the bidding group. Energy Focus prepared a side letter, which was signed by our company and IPR. By the terms of this side letter, Energy Focus was granted the option to rejoin the consortium under certain conditions.

Even though Energy Focus has been asked many times to join the group by contributing its prorated share of capital, they have failed to do so. Despite this, Energy Focus claims that they are entitled to participate in the consortium at any future time, not just under certain conditions. IPR and we disagree with this interpretation.

We and IPR are firmly of the view that Energy Focus no longer has any right to join the consortium, as the previously agreed-upon conditions are no longer valid. Our company, IPR and their legal counsel share the view that the Energy Focus claim is entirely without merit, is brought in the wrong jurisdiction and that they have failed to properly serve the parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2011, we issued 2,131 shares for services performed during the month of March 2011 pursuant to a consulting agreement entered into on December 7, 2010 with a consultant to provide our company with business opportunities in petroleum exploration and development. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
(1)	Underwriting Agreement
1.1	Agency Agreement dated May 2, 2011 with Raymond James Ltd. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2003)
3.2

Certificate of Amendment to Articles of Incorporation of Express Systems Corporation filed on April 2, 2007 (changing name to Manas Petroleum Corporation) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)

3.3	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on June 15, 2009)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
4.2	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
4.3	Warrant Indenture dated May 6, 2011 with Equity Financial Trust Company (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)

Exhibit Number	Description
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Farm-In Agreement, dated October 4, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
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

10.5	2007 Revised Omnibus Plan (incorporated by reference to an exhibit to our Annual Report on Form 10- K filed on April 15, 2009)
10.6	Promissory note issued to Heinz Scholz dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.7	Promissory Note issued to Peter-Mark Vogel dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.8	Promissory note issued to Alexander Becker dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.9	Promissory note issued to Michael J. Velletta dated December 5, 2008 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.10	Consulting Frame Contract with Varuna AG dated February 1, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.11	Termination Agreement with Thomas Flottmann dated January 31, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
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

Exhibit Number	Description
10.22

Share Purchase Agreement dated February 12, 2010 between Petromanas Energy Inc. (formerly WWI Resources Ltd.), DWM Petroleum AG and Petromanas Albania GmbH (formerly Manas Adriatic GmbH) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 25, 2010)

10.23	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.24	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.25	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.26	Termination Agreement dated July 31, 2010 with Erik Herlyn (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 16, 2010)
10.27	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.28	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.29	Share Placement/Purchase Agreement dated September 26, 2010 with Alexander Becker (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.30	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.31	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)
10.32	Form of Lock-Up Agreement with Raymond James Ltd. and executive officers and directors (incorporated by reference to an exhibit to our Registration Statement on Form S-1/A filed on April 28, 2011)
10.33	Escrow Agreement dated May 3, 2011 with Equity Financial Trust Company and our officers and directors (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAS PETROLEUM CORPORATION
By: /s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Executive Officer and President
(Principal Executive Officer)
Date: May 13, 2011

By: /s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 13, 2011