Form 10-Q
period 2011-06-30
MANAS PETROLEUM Corp
filed 2011-08-11
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
[X] Yes [ ] No

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
170,467,292 shares of common stock as of August 10, 2011.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	06.30.2011	12.31.2010
	USD	USD
ASSETS

Cash and cash equivalents	18'874'300	1'736'571
Restricted cash	92'577	87'063
Accounts receivable	32'682	31'090
Prepaid expenses	453'926	337'124
Total current assets	19'453'485	2'191'848

Tangible fixed assets	64'742	85'420
Investment in associate	238'304	238'304
Investment in associate (Petromanas)	56'021'739	72'257'882
Total non-current assets	56'324'785	72'581'606

TOTAL ASSETS	75'778'270	74'773'454

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	106'214	103'129
Accrued expenses Professional fees	186'262	277'762
Other accrued expenses	89'541	96'110
Total current liabilities	382'017	477'001

Pension liabilities	55'522	55'522
Total non-current liabilities	55'522	55'522

TOTAL LIABILITIES	437'539	532'523

Temporary equity (common stock USD 0.001 par value, 0 and 6'454'993 shares, respectively)	-	2'517'447
Common stock (300,000,000 shares authorized, USD 0.001 par value, 170'467'292 and 124'987'393 shares, respectively, issued and outstanding)	170'467	124'987
Additional paid-in capital	76'082'345	53'836'749
Retained earnings/(deficit) accumulated during the exploration stage	(963'082)	17'710'747
Accumulated other comprehensive income
Currency translation adjustment	51'001	51'001
Total shareholders' equity	75'340'731	71'723'484

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	75'778'270	74'773'454

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME/(LOSS)

	For the three months ended		For the six months ended		Period from
05.25.2004
(Inception) to
	06.30.2011	06.30.2010	06.30.2011	06.30.2010	06.30.2011
	USD	USD	USD	USD	USD
OPERATING REVENUES

Other revenues	-	-	-	-	1'375'728
Total revenues	-	-	-	-	1'375'728

OPERATING EXPENSES

Personnel costs	(335'570)	(536'937)	(702'572)	(3'038'130)	(26'460'663)
Exploration costs	(373'027)	(548'364)	(626'567)	(612'022)	(9'684'690)
Depreciation	(9'047)	(13'585)	(22'497)	(29'794)	(254'644)
Consulting fees	78'057	(243'596)	(194'351)	(661'019)	(10'352'327)
Administrative costs	(512'109)	(404'724)	(828'080)	(648'202)	(14'141'829)
Total operating expenses	(1'151'696)	(1'747'206)	(2'374'067)	(4'989'167)	(60'894'153)

Gain from sale of investment	-	-	-	-	3'864'197
Loss from sale of investment	-	-	-	-	(900)
OPERATING INCOME/(LOSS)	(1'151'696)	(1'747'206)	(2'374'067)	(4'989'167)	(55'655'128)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	(20'929)	109'264	(45'475)	26'797	176'417
Changes in fair value of warrants	-	421'981	-	533'223	(10'441'089)
Warrants issuance expense	-	-	-	-	(9'439'775)
Gain from sale of subsidiary	-	-	-	57'850'918	57'850'918
Change in fair value of investment in associate	(7'615'886)	(25'878'366)	(16'236'143)	2'934'535	9'614'918
Interest income	53	401	216	451	603'672
Interest expense	(8'641)	(4'805)	(19'297)	(326'115)	(2'590'062)
Loss on extinguishment of debt	-	-	-	(117'049)	(117'049)
Income/(Loss) before taxes and equity in net loss of associate	(8'797'099)	(27'098'731)	(18'674'766)	55'913'593	(9'997'178)

Income taxes	(407)	(395)	937	(1'405)	(9'652)
Equity in net loss of associate	-	-	-	-	(24'523)
Net income/(loss)	(8'797'506)	(27'099'126)	(18'673'829)	55'912'188	(10'031'353)

Net income/(loss) attributable to non-controlling interest	-	-	-	-	(18'700)
Net income/(loss) attributable to Manas	(8'797'506)	(27'099'126)	(18'673'829)	55'912'188	(10'050'053)

Currency translation adjustment attributable to Manas	-	-	-	-	51'001
Net comprehensive income/(loss) attributable to Manas	(8'797'506)	(27'099'126)	(18'673'829)	55'912'188	(9'999'052)

Net comprehensive loss attributable to non-controlling interest	-	-	-	-	18'700
Net comprehensive income/(loss)	(8'797'506)	(27'099'126)	(18'673'829)	55'912'188	(9'980'352)

Weighted average number of outstanding shares (basic)	169'927'177	122'351'824	148'016'597	120'701'788	112'477'285
Weighted average number of outstanding shares (diluted)	169'927'177	122'351'824	148'016'597	129'747'586	112'477'285

Basic earnings / (loss) per share attributable to Manas	(0.05)	(0.22)	(0.13)	0.46	(0.09)
Diluted earnings / (loss) per share attributable to Manas	(0.05)	(0.22)	(0.13)	0.43	(0.09)

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the six months ended		Period from
05.25.2004
(Inception) to
	06.30.2011	06.30.2010	06.30.2011
	USD	USD	USD
OPERATING ACTIVITIES

Net income/(loss)	(18'673'829)	55'912'188	(10'031'353)

To reconcile net income/(loss) to net cash used in operating activities

Gain from sale of subsidiary	-	(57'850'918)	(57'850'918)
Gain from sale of investment	-	-	(3'864'197)
Loss from sale of investment	-	-	900
Change in fair value of investment in associate	16'236'143	(2'934'535)	(9'614'918)
Equity in net loss of associate	-	-	24'523
Depreciation	22'497	29'794	254'644
Amortization of debt issuance costs	-	112'619	349'910
Warrant issuance expense / (income)	-	(533'223)	19'880'864
Exchange differences	45'475	(26'797)	(176'417)
Non cash adjustment to exploration costs	-	(204'753)	(204'753)
Non cash interest income	-	(25'619)	(25'619)
Interest expense on contingently convertible loan	-	29'893	236'798
Loss on extinguishment of contingently convertible loan	-	83'202	83'202
Interest expense on debentures	-	78'974	764'142
Loss on extinguishment of debentures	-	33'847	33'847
Stock-based compensation	(103'371)	2'872'529	25'585'406
Decrease / (increase) in receivables and prepaid expenses	(118'395)	207'698	(483'044)
(Decrease) / increase in accounts payables	3'086	(450'471)	(403'154)
(Decrease) / increase in accrued expenses	(98'069)	(938'979)	201'596
Change in pension liability	-	-	55'522
Cash flow (used in) / from operating activities	(2'686'463)	(3'604'551)	(35'183'019)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(1'819)	(1'182)	(434'774)
Sale of tangible fixed assets and computer software	-	-	79'326
Proceeds from sale of investment	-	10'765'810	14'765'810
Decrease / (increase) restricted cash	(5'513)	875'711	(92'577)
Acquisition of investment in associate	-	-	(67'747)
Cash flow (used in) / from investing activities	(7'332)	11'640'339	14'250'038

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80'019
Issuance of units	22'225'250	-	37'282'734
Issuance of contingently convertible loan	-		1'680'000
Issuance of debentures	-		3'760'000
Issuance of promissory notes to shareholders	-		540'646
Repayment of contingently convertible loan	-	(2'000'000)	(2'000'000)
Repayment of debentures	-	(4'000'000)	(4'000'000)
Repayment of promissory notes to shareholders	-	(540'646)	(540'646)
Proceeds from exercise of options	-	-	240'062
Issuance of warrants	-	-	670'571
Proceeds from exercise of warrants	-	2'260'958	2'260'959
Cash arising on recapitalization	-	-	6'510
Shareholder loan repaid	-	-	(3'385'832)
Shareholder loan raised	-	-	4'653'720
Repayment of bank loan	-	-	(2'520'000)
Increase in bank loan	-	-	2'520'000
Increase in short-term loan	-	-	917'698
Payment of unit issuance costs	(2'348'250)	-	(2'348'250)
Payment of debt issuance costs	-	-	(279'910)
(Decrease) / increase in bank overdraft	-	(196'154)	-
Increase / (decrease) in refundable deposits	-	1'258'699	-
Cash flow (used in) / from financing activities	19'877'000	(3'217'143)	39'538'281

Net change in cash and cash equivalents	17'183'205	4'818'645	18'605'300

Cash and cash equivalents at the beginning of the period	1'736'571	804'663	-
Currency translation effect on cash and cash equivalents	(45'475)	26'797	269'002
Cash and cash equivalents at the end of the period	18'874'300	5'650'105	18'874'300

Supplement schedule of non-cash investing and financing activities:

Forgiveness of debt by major shareholder	-	-	1'466'052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193'003
Warrants issued to pay unit issuance costs	280'172	-	280'172
Warrants issued to pay placement commission expenses	-	-	2'689'910
Debenture interest paid in common shares	-	-	213'479
Forgiveness of advance payment from Petromanas Energy Inc.	-	917'698	917'698
Initial fair value of shares of investment in Petromanas	-	46'406'821	46'406'821
Forgiveness of receivable due from Manas Adriatic GmbH	-	(3'449'704)	(3'449'704)

MANAS PETROLEUM CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

SHAREHOLDERS' EQUITY / (DEFICIT)	Number of Shares	Share Capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre- hensive Income (Loss)	Total share- holders' equity / (deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80'000'000	80'000	19	-	-	80'019
Currency translation adjustment	-	-	-	-	(77'082)	(77'082)
Net loss for the period	-	-	-	(601'032)	-	(601'032)
Balance December 31, 2004	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)

Balance January 1, 2005	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)
Currency translation adjustment	-	-	-		218'699	218'699
Net loss for the year	-	-	-	(1'993'932)	-	(1'993'932)
Balance December 31, 2005	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)

Balance January 1, 2006	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)
Forgiveness of debt by major shareholder	-	-	1'466'052	-	-	1'466'052
Currency translation adjustment	-	-	-	-	(88'153)	(88'153)
Net income for the year	-	-	-	1'516'004	-	1'516'004
Balance December 31, 2006	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575

Balance January 1, 2007	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575
Recapitalization transaction	20'110'400	20'110	(356'732)	-	-	(336'622)
Stock-based compensation	880'000	880	7'244'409	-	-	7'245'289
Private placement of Units, issued for cash	10'330'152	10'330	9'675'667	-	-	9'685'997
Private placement of Units	10'709	11	(11)	-	-	-
Private placement of Units, issued for cash	825'227	825	3'521'232	-	-	3'522'057
Currency translation adjustment	-	-	-	-	3'069	3'069
Net loss for the year	-	-	-	(12'825'496)	-	(12'825'496)
Balance December 31, 2007	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870

Balance January 1, 2008	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870
Stock-based compensation	2'895'245	2'895	9'787'978	-	-	9'790'874
Private placement of Units, issued for cash	4'000'000	4'000	1'845'429	-	-	1'849'429
Issuance of warrants	-	-	10'110'346	-	-	10'110'346
Beneficial Conversion Feature	-	-	557'989	-	-	557'989
Currency translation adjustment	-	-	-	-	(13'212)	(13'212)
Net loss for the period	-	-	-	(30'296'106)	-	(30'296'106)
Balance December 31, 2008	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)

Balance January 1, 2009	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)
Adoption of ASC 815-40	-	-	(9'679'775)	9'086'971	-	(592'804)
Reclassification warrants	-	-	10'883'811	-	-	10'883'811
Stock-based compensation	-	-	4'475'953	-	-	4'475'953
Currency translation adjustment	-	-	-	-	7'679	7'679
Net loss for the year	-	-	-	(21'618'015)	-	(21'618'015)
Balance December 31, 2009	119'051'733	119'052	49'532'367	(56'731'607)	51'001	(7'029'187)

Balance January 1, 2010	119'051'733	119'052	49'532'367	(56'731'607)	51'001	(7'029'187)
Exercise of warrants	3'832'133	3'832	2'257'127	-	-	2'260'959
FV adjustment of exercised warrants	-	-	72'643	-	-	72'643
Reclassification warrants	-	-	77'439	-	-	77'439
Stock-based compensation	2'103'527	2'104	4'174'558	-	-	4'176'662
Shares to be issued	-	-	240'062	-	-	240'062
Redeemable shares	-	-	(2'517'447)	-	-	(2'517'447)
Net income for the period	-	-	-	74'442'353	-	74'442'353
Balance December 31, 2010	124'987'393	124'988	53'836'749	17'710'746	51'001	71'723'484

Balance January 1, 2011	124'987'393	124'988	53'836'749	17'710'746	51'001	71'723'484
Stock-based compensation	106'082	106	176'694	-	-	176'800
TSX Listing Units, issued for cash	44'450'500	44'451	19'552'378	-	-	19'596'829
Exercise of options	923'317	923	(923)	-	-	-
Redeemable shares	-	-	2'517'447	-	-	2'517'447
Net income for the period	-	-	-	(18'673'829)	-	(18'673'829)
Balance June 30, 2011	170'467'292	170'468	76'082'345	(963'083)	51'001	75'340'731

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (“Group”) for the three and six months periods ended June 30, 2011 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Group's Annual Report on Form 10-K for the year ended December 31, 2010.

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

The accompanying financial data as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and 2010 and for the period from inception, May 25, 2004, to June 30, 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2011 and December 31, 2010, results of operations for the three and six month periods ended June 30, 2011 and 2010 and for the period from inception, May 25, 2004, to June 30, 2011, cash flows for the six month periods ended June 30, 2011 and 2010 and for the period from inception, May 25, 2004, to June 30, 2011 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to June 30, 2011, as applicable, have been made. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

4. CASH AND CASH EQUIVALENTS

USD (held in
USD (held in	USD (held in	USD (held in	other	USD TOTAL	USD TOTAL
USD)	EUR)	CHF)	currencies)	June 30, 2011	Dec 31, 2010
18'763'461	21'090	83'370	6'379	18'874'300	1'736'571

Cash and cash equivalents are available at the Group’s own disposal, and there is no restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

5. TANGIBLE FIXED ASSETS

2011	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	125'196	89'500	47'375	262'071
Additions	1'819	-	-	1'819
Cost at June 30	127'015	89'500	47'375	263'890

Accumulated depreciation at January 1	(84'080)	(63'502)	(29'069)	(176'651)
Depreciation	(7'121)	(10'638)	(4'738)	(22'497)
Accumulated depreciation at June 30	(91'201)	(74'140)	(33'807)	(199'148)

Net book value at June 30	35'814	15'360	13'568	64'742

Depreciation expense for the six month periods ended June 30, 2011 and 2010 was $22,497 and $29,794, respectively. Depreciation expense for the three-month periods ended June 30, 2011 and 2010 was $9,047 and $13,585, respectively.

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

On April 1, 2011, we issued 2,131 shares for services performed during the month of March 2011 pursuant to a consulting agreement entered into on December 2010 with a consultant to provide our company with business opportunities in petroleum exploration and development.

On May 17, 2011, we issued to one of our employees 100,000 shares of our common stock, which we had granted previously according to an employment agreement dated May 1, 2010. These shares are subject to a hold period until May 1, 2012.

6.1. Stock Option Grants

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

The weighted average assumptions for the variables used in the Black-Scholes model during the three-and six month periods ended June 30, 2011 and June 30, 2010 are noted in the following table:

	Six months period ended		Three months period ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Expected dividend yield	*	0%	*	0%
Expected volatility	*	92%	*	105%
Risk-free interest rate	*	1.737%	*	1.060%
Expected term (in years)	*	3.37	*	2.5

* No options have been granted during the period.

During the six-month periods ended June 30, 2011 and 2010, the weighted average fair value of options granted was $0 and $0.58 at the grant date, respectively.

The following table summarizes the Company's stock option activity for the six-month period ended June 30, 2011:

			Weighted-
			average
		Weighted-	remaining
	Shares under	average	contractual	Aggregate
Options	option	exercise price	term (years)	intrinsic value
Outstanding at December 31, 2010	9'750'000	0.58
Granted	-	-
Exercised	-	-
Forfeited or expired	(1'500'000)	0.70
Outstanding at June 30, 2011	8'250'000	0.56	4.80	144'000

Exercisable at June 30, 2011	5'929'750	0.57	4.60	104'308

A summary of the status of the Company’s non-vested options as of June 30, 2011 and changes during the period is presented below:

		Weighted-average
Non-vested options	Shares under option	grant date fair value
Non-vested at December 31, 2010	3'220'250	0.34
Granted	-	-
Vested	(900'000)	0.24
Forfeited	-	-
Non-vested at June 30, 2011	2'320'250	0.28

As of June 30, 2011 the expected total of unrecognized compensation costs related to unvested stock-option grants was $635,979. We expect to recognize this amount over a weighted average period of 1.52 years.

6. 2. Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, we apply a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the company has issued.

The following table summarizes the Company's activity with respect to share grants for the six-month period ended June 30, 2011:

		Weighted-average
Non-vested shares	Shares	grant date fair value
Non-vested at December 31, 2010	600'000	0.46
Granted	6'082	0.62
Vested	(106'082)	0.49
Forfeited	-	-
Non-vested at June 30, 2011	500'000	0.46

As of June 30, 2011 the expected total of unrecognized compensation costs related to unvested share grants was $234,968. We expect to recognize this amount over a weighted average period of 3.84 years.

6.3. Summary of Stock-based Compensation Expense

A Summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

	Three month period ended		Six month period ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Option grants	(241'552)	460'368	(133'213)	2'872'529
Warrant grants	-	-	-	-
Share grants	15'146	-	29'842	-
Total	(226'406)	460'368	(103'371)	2'872'529
Recorded under Personnel	99'421	410'905	197'812	2'665'656
Recorded under Consulting Fees	(325'828)	49'463	(301'183)	206'873

7. PUBLIC OFFERING – UNIT FINANCING

On May 6, 2011 the Company completed a public offering of units pursuant to a long form prospectus filed in all of the Provinces of Canada except Quebec and a registration statement filed with the Securities and Exchange Commission on Form S-1 in the United States. In the Offering, the Company sold a total of 44,450,500 units at a price of $0.50 per unit for aggregate gross proceeds of $22,225,250. Each unit consisted of one share of common stock in the capital of the Company and one common share purchase warrant (“Unit Warrants”). Each common share purchase warrant entitles the purchaser to purchase one additional common share until May 6, 2014 at a purchase price of $0.70.

Raymond James Ltd. acted as agent in the Offering. As consideration for its assistance, the Company paid to Raymond James a cash commission equal to 6.75% of the gross proceeds of the offering (i.e. $ 1,500,204) and reimbursed Raymond James for expenses. In addition, the Company issued to Raymond James agents' warrants (“Agent Warrants”) that entitle Raymond James to purchase 1,333,515 shares of the Company's common stock at a purchase price of $0.60 until May 6, 2013. The fair value of the Agent Warrants was determined using the Black-Scholes option pricing model. The inputs for the variables used in the Black-Scholes formula per May 6, 2011 are shown in the following table:

Stock price	0.46
Expected dividend yield	0%
Expected volatility	99%
Risk-free rate	0.57%
Expected term (in years)	2

The fair value per Agent Warrant was $0.2101. The total costs associated with all Agent Warrants amounted to $280,171. This amount was directly charged against equity and had no impact on the Company’s statement of operations.

The following table summarizes the payments of issuance costs:

Agent Commission	1'552'093
Legal	448'857
Audit	128'876
Other	218'425
Total Issuance Costs (Cash)	2'348'250

Net Cash proceeds from the public offering amounted to $19,877,000 and were recorded in shareholders’ equity, net of non-cash issuance costs associated with the Agent Warrants, i.e. $19,596,829. Refer to Note 9 for the discussion of the warrants.

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

Debt issuance costs of $210,000 were incurred and were amortized over the term of the Debentures using the effective interest rate method. For the six month periods ended June 30, 2011 and 2010 we amortized debt issuance costs related to Debentures of $0 and $67,400, respectively. For the three month period ended June 30, 2011 and 2010 we amortized debt issuance costs related to debentures of $0 and $0, respectively.

On March 9, 2010, we fully repaid prior to its maturity the principal and interest accrued.

For the six month periods ended June 30, 2011 and 2010 we accreted the Debentures for the discount, including the beneficial conversion feature by $0 and $112,821 (i.e. $78,974 accretion of discount and $33,847 loss on extinguishment of debt), respectively.

For the three month periods ended June 30, 2011 and 2010 we had interest expense of $0 and $0, respectively.

9. WARRANTS

As of June 30, 2011 and December 31, 2010, the Company had a total of 45,934,015 and 150,000 warrants outstanding to purchase common stock, respectively. On May 6, 2011, the Company issued in connection with the public offering 44,450,500 common share purchase warrants (“Unit Warrants”) and 1,333,515 agent’s warrants (“Agent Warrants”). The Unit Warrants are exercisable until May 6, 2014 and the Agent Warrants until May 6, 2013, respectively. In accordance with ASC 815, the Company determined that the Unit Warrants and the Agent Warrants are to be classified in stockholders’ equity.

The Company has enough shares of common stock authorized in the event these warrants are exercised.

The following table summarizes information about the Company’s warrants outstanding as of June 30, 2011:

Warrant series	Number	Strike price	Grant date	Expiry date
Grant	150'000	0.80	June 2, 2010	June 2, 2013
Unit Warrants	44'450'500	0.70	May 6, 2011	May 6, 2014
Agent Warrants	1'333'515	0.60	May 6, 2011	May 6, 2013

Total warrants outstanding	45'934'015

The following table summarizes the Company’s warrant activity for the six-month period ended June 30, 2011:

		Weighted average
Warrants	Number of warrants	exercise price
Outstanding at December 31, 2010	150'000	0.80
Granted	45'784'015	0.70
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2011	45'934'015	0.70

For the six-month periods ended June 30, 2011 and 2010 we recorded in changes in fair value of warrants $0 and $533,223, respectively. For the three month periods ended June 30, 2011 and 2010, we recorded in changes in fair value of warrants $0 and $421,981, respectively.

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

On March 9, 2010, we fully repaid prior to its maturity the principal and interest accrued.

For the six month periods ended June 30, 2011 and 2010 we amortized debt issuance costs related to Contingently Convertible Loans of $0 and $45,219, respectively. For the three month periods ended June 30, 2011 and 2010 we amortized debt issuance costs of $0 and $0, respectively.

For the six month periods ended June 30, 2011 and 2010 we had interest expense on contingently convertible loan of $0 and $29,893, respectively.

For the three month periods ended June 30, 2011 and 2010 had interest expense on contingently convertible loan of $0 and $0, respectively.

At June 30, 2011 and December 31, 2010, the unamortized debt discount relating the contingently convertible loan amounted to $0 and $0 respectively. To account for the unamortized debt discount we recorded in loss on extinguishment of contingently convertible loan for the six month periods ended June 30, 2011 and 2010 $0 and $83,202, respectively.

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

On March 9, 2010, we fully repaid the principal of $540,646 and a total interest accrued of $54,568.

For the six month periods ended June 30, 2011 and 2010, we recorded $0 and $11,198 interest expense, respectively.

For the three month period ended June 30, 2011 and 2010, we recorded $0 and $0 interest expense, respectively.

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

DWM now has ownership and control over 200,000,000 common shares of Petromanas and the right to acquire a further 50,000,000 common shares upon certain conditions. The 200,000,000 common shares represent approximately 31.7 % of the issued and outstanding common shares of Petromanas.

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

The quoted market price of Petromanas on June 30, 2011 was CAD 0.29 (approximately $0.2969) .

In order to calculate the fair value of our investment in Petromanas we discount the market price of the shares based on the escrow release schedule. The effective discount applied on the quoted market price of the shares is 5.66% .

During the six-month period ended June 30, 2011 and 2010, we recorded $16,236,143 unrealized loss on investment in Petromanas and $2,934,535 unrealized gain on investment, respectively.

During the three-month period ended June 30, 2011, we recorded $7,615,886 unrealized loss on investment in Petromanas and $25,878,366 unrealized loss on investment, respectively.

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

Based on all that, the Company concluded that it does not have the ability to exercise significant influence over investee’s operating and financial policies.

14. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
Company	Country	June 30, 2011	Dec 31, 2010
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
Manas Petroleum AG, Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Vancouver (3)	Canada	31.70%	32.29%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Rep of Tajikistan	90%	90%
Manas Petroleum of Chile Corporation, Victoria (6)	Canada	100%	100%
Manas Management Services Ltd., Nassau (7)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (8)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (9)	Mongolia	100%	100%
Gobi Energy Partners GmbH (10)	Switzerland	100%	100%

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008
(7)	Founded in 2008
(8)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(9)

Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). DWM Petroleum AG holds record title to 100% of Gobi Energy Partners LLC, of which 26% is held in trust for others. The Company determined that no value needs to be ascribed to the non-controlling interest.

(10)	Gobi Energy Partners GmbH was founded in 2010

Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

The following table provides the total amount of transactions, which have been entered into with related parties for the specified financial period:

Affiliates	six months period ended		Three months period ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	USD	USD	USD	USD
Management services performed to Petromanas*	(24'558)	(80'382)	(8'123)	(80'382)

* Services invoiced or accrued and recorded as contra-expense in personnel cost and administrative cost

Board of directors	six months period ended		Three months period ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	USD	USD	USD	USD
Payments to directors for office rent	12'000	12'000	6'000	6'000
Payments to related companies controlled by directors for rendered consulting services	183'850	134'407	92'850	57'699
Interest on Promissory notes from directors	-	4'843	-	-
Interest on Promissory notes from former directors	-	6'355	-	-

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

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from Manas and IPR, and their subsidiaries. Manas, IPR and their legal counsel share the view that the Energy Focus claim is entirely without merit, is brought in the wrong jurisdiction and that they have failed to properly serve the parties. The Courts of Santiago have dismissed the case, but the verdict is open for appeal.

At June 30, 2011, there had been no legal actions against the associates, subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

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

	Three month period ended		Six month period ended
Pension expense	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	USD	USD	USD	USD
Net service cost	5'311	1'000	10'622	2'001
Interest cost	5'254	1'687	10'507	3'373
Expected return on assets	(4'517)	(1'307)	(9'035)	(2'615)
Amortization of net (gain)/loss	2'525	-	5'050	-
Net periodic pension cost	8'572	1'380	17'145	2'759

During the six-month periods ended June 30, 2011 and 2010 the Company made cash contributions of $63,368 and $55,021, respectively, to its defined benefit pension plan. The company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2011.

17. FAIR VALUE MEASUREMENT

FASB ASC 820 (Prior authoritative literature: SFAS 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities carried at fair value as of June 30, 2011 are classified in one of the three categories as follows:

	Level 1	Level 2	Level 3	Total

Assets
Investment in associate (Petromanas)	$-	$56'021'739	$-	$56'021'739
Total Assets	$-	$56'021'739	$-	$56'021'739

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the period ending June 30, 2011:

Balance at January 1, 2011	72'257'882
Total gains (losses) realized and unrealized:
Included in earnings	(16'236'143)
Included in other comprehensive income	-
Purchase, sale, or settlement	-
Net transfer in / (out) of level 2	-
Balance at June 30, 2011	56'021'739

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three month period ended		Six month period ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Basic weighted average shares outstanding	169'927'177	122'351'824	148'016'597	120'701'788
Dilutive effect of common stock equivalents*

- stock options and non-vested stock under employee compensation plans	-	-	-	3'184'496
- warrants	-	-	-	5'861'302
Diluted weighted average shares outstanding*	169'927'177	122'351'824	148'016'597	129'747'586

*For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation.

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period:

	Three month period ended		Six month period ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Options outstanding	8'250'000	11'300'000	8'250'000	n.a.
Warrants outstanding	45'934'015	4'000'000	45'934'015	n.a.
Non-vested shares	500'000	700'000	500'000	n.a.
Total stock equivalents	54'684'015	16'000'000	54'684'015	n.a.

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

As of February 17, 2011 all remaining shares of Mr. Becker have been placed with third party investors. The Company’s exposure resulting from the share placement/purchase agreement with Mr. Becker, therefore, is nil as of June 30, 2011. The following table shows the development of Temporary Equity:

Temporary Equity	USD
Balance December 31, 2010	2'517'447
Redeemable shares	-2'517'447
Balance June 30, 2011	0

20. SUBSEQUENT EVENT(S)

On July 12, 2011, Gobi Energy Partners LLC signed an agreement for Seismic Services with Sinopec Mongolia LLC, a wholly-owned subsidiary of China Petrochemical Corporation (Sinopec Group). The total cost of the whole program, including mobilization and demobilization, is projected to be US$4.2 million.

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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately $340,000 for our operating costs (excluding geological & geophysical expenses);

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

Results of Operations

The Six-Month Period Ended June 30, 2011 Compared to the Six-Month Period Ended June 30, 2010

Net loss for the six-month period ended June 30, 2011 was $18,673,829 as compared to net income of $55,912,188 for the same period in 2010. This is a decrease of $74,586,017 and is mainly related to our investment in Petromanas.

For the six-month period ended June 30, 2011, we recorded a decrease in fair value of investment in associate of $16,236,143. In the six month period ended June 30, 2010 we recorded an initial gain from sale of subsidiary (Manas Adriatic) of $57,850,918 and a subsequent increase in fair value of investment in associate (Petromanas) of $2,934,535.

Operating expenses for the six-month period ended June 30, 2011 decreased to $2,374,067 from $4,989,167 reported for the same period in 2010. This decrease of 52% or $2,615,100 in our total operating expenses is mainly attributable to lower stock-based compensation expenses in personnel costs and consulting fees.

Personnel costs

For the six-month period ended June 30, 2011 our personnel costs decreased to $702,572 from $3,038,130 for the same period in 2010. This decrease of 77% or $2,335,558 is mainly attributable to lower charges related to equity awards under the stock compensation and stock option plan. For such grants we recorded $197,812 for the six-month period ended June 30, 2011 and $2,665,656 for the same period in 2010.

Exploration costs

For the six-month period ended June 30, 2011 we incurred exploration costs of $626,567 as compared to $612,022 for the same period in 2010. This is an increase of 2% or $14,545 and is the result of increased costs related to Mongolian exploration activities offset by reduced exploration costs due to the sale of the Albanian project.

Consulting fees

For the six-month period ended June, 2011 we expensed in consulting fees $194,351 as compared to consulting fees of $661,019 for the same period in 2010. This is a decrease of 71% or $466,668 and mainly attributable to a gain related to the quarterly revaluation of consultant options. For the six-month period ended June 30, 2011, we recorded a gain in stock based compensation of $(301,183) as compared to an expense of $206,873 for the same period in 2010.

Administrative costs

For the six-month period ended June 30, 2011, we recorded administrative costs of $828,080 compared to $648,202 for the same period in 2010. This increase of 28% and $179,878 is mainly attributable to higher expenses for travel.

Non-operating income/expense

For the six month period ended June 30, 2011 we recorded a non-operating expense of $16,300,699 compared to a non-operating income of $60,902,760 for the same period in 2010. This is a decrease of $77,203,459.

For the six-month period ended June 30, 2011, we recorded a decrease in fair value of investment in associate of $16,236,143. In the same period for 2010 we recorded a gain from sale of subsidiary of $57,850,918 and an increase in fair value in associate of $2,934,535 (together $60,785,543).

The Three-Month Period Ended June 30, 2011 Compared to the Three-Month Period Ended June 30, 2010

Net loss for the three-month period ended June 30, 2011 was $8,797,506 as compared to net loss of $27,099,126 for the same period in 2010. This is a decrease in net loss of $18,301,620 and is mainly related to our investment in Petromanas.

For the three-month period ended June 30, 2011, we recorded a decrease in fair value of investment in associate of $7,615,886. In the three month period ended June 30, 2010 we recorded an initial gain from sale of subsidiary (Manas Adriatic) of $57,850,918 and a subsequent decrease in fair value of investment in associate (Petromanas) of $25,878,366.

Operating Expenses for the three-month period ended June 30, 2011 decreased to $1,151,696 from $1,747,206 reported for the same period in 2010. This decrease of 34% or $595,510 in our total operating expenses is mainly attributable to lower stock-based compensation expenses in personnel costs and consulting fees.

Personnel costs

For the three-month period ended June 30, 2011 our personnel costs decreased to $335,570 from $563,937 for the same period in 2010. This decrease of 40% or $228,367 is mainly attributable to lower charges related to equity awards granted under the stock compensation and stock option plans. For such grants we recorded in the three month period ended June 30, 2011 $99,421 and $410,905 for the same period in 2010.

Exploration costs

For the three-month period ended June 30, 2011 we incurred exploration costs of $373,027 as compared to $548,364 for the same period in 2010. This decrease of 32% or $175,338 is mainly attributable to lower exploration activity in Mongolia.

Consulting fees

For the three-month period ended June 30, 2011 we expensed in consulting fees $(78,057) as compared to consulting fees of $243,596 for the same period in 2010. This is a decrease of $321,653 and mainly attributable to a gain related to the revaluation of consultant options. For the three month period ended June 30, 2011, we recorded a gain in stock based compensation of $(325,828) as compared to an expense of $49,463 for the same period in 2010.

Administrative costs

For the three-month period ended June 30, 2011, we recorded administrative costs of $512,109 compared to $404,724 for the same period in 2010. This increase of 27% or $72,493 is mainly attributable to higher expenses for travel.

Non-operating income/expense

For the three-month period ended June 30, 2011 we recorded a non-operating expense of $7,645,403 compared to a non-operating expense of $25,351,525 for the same period in 2010. This is a decrease of $17,706,122.

For the three-month period ended June 30, 2011, we recorded a decrease in fair value of investment in associate of $7,615,886. In the same period for 2010 we recorded a decrease in fair value in associate of $25,878,366.

Liquidity and Capital Resources

Our cash balance as of June 30, 2011 was $18,874,300. Our total current assets as of June 30, 2011 amounted to $19,453,485 and total current liabilities were $382,017 resulting in net working capital of $19,071,468.

Of the 200,000,000 common shares of Petromanas held by us, 80,000,000 were freely tradable as of June 30, 2011. The market value of these freely tradable shares was approximately $23,750,000.

Shareholders’ equity as of June 30, 2011 was $75,340,731.

We expect that our liquidity is sufficient to implement our business plan for the next 12 months.

Cash Flows

Six Months Ended	June 30
	2011	2010

Net Cash (used in) Operating Acticities	(2'686'463)	(3'604'551)
Net Cash provided by (used in ) Investing Activities	(7'332)	11'640'339
Net Cash provided by (used in ) Financing Activities	19'877'000	(3'217'143)

Change in Cash and Cash Equivalents during the Period	17'183'205	4'818'645

Operating Activities

Net cash used in operating activities of $2,686,463 for the six month period ended June 30, 2011 changed from net cash used of $3,604,551 for the same period in 2010. This is a decrease in net cash used in operating activities of $918,088 and is mainly attributable to changes in net accrued expenses. Accrued expenses and prepaid expenses decreased by $213,378 for the six-month period ended June 30, 2011 as compared to a decrease of $1,181,752 for the same period in 2010.

Investing Activities

Net cash used in investing activities of $7,332 for the six-month period ended June 30, 2011 changed from net cash provided by investing activities of $11,640,339 for the same period in 2010. This decrease in cash flow provided by investing activities of $11,647,671 is mainly attributable to proceeds from sale of investment of $10,765,810 recorded in the six month period ended June 30, 2010 and changes in restricted cash.

Financing Activities

Net cash provided by financing activities of $19,877,000 for the six month period ended June 30, 2011 changed from net cash used of $3,217,143 for the same period in 2010. This is an increase of net cash provided by financing activities of $23,094,143. For the six month period ended June 30, 2011 we recorded net cash provided by the issuance of units of $19,877,000. In the same period in 2010 net cash was used to repay contingently convertible loans (i.e. $2,000,000), debentures (i.e. $4,000,000), promissory notes to shareholders (i.e. $540,646) and to settle a bank overdraft of $196,154 and net cash was provided by warrant exercises (i.e. $2,260,958) and by the increase in refundable deposits (i.e. $1,258,699).

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months.

Expense	Amount
Geological & Geophysical	6'390'000
General & Administrative	3'100'000
Legal	280'000
Audit	300'000
Marketing	340'000
Total Expenses planned for next 12 months	10'410'000

Our monthly burn rate (excluding Geological & Geophysical) amounts to approximately $340,000. We have sufficient money to fund our planned operations for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Developments

Since the end of our most recent fiscal year, the following developments have affected our operations or operations of the companies in which we participate.

Mongolia

Work Program

Our 2011 work program in Mongolia is based on the integration of all available data, acquired by Gobi Energy Partners (“Gobi”) from the region. We were concentrating on our two blocks – Block XIII, Tsagaan Els and Block XIV, ZuunBayan – and the area operated today by Dongsheng, which just finalized their field development. Gobi acquired these data by own surveys in the last years or from former operators and the authorities. The data include 431 wells and 951 km 2 D seismic besides several gravity surveys, field data and last year’s seismic.

This evaluation resulted in a work program consisting of up to 1700 km 2 D seismic. It covers 10 prospective areas over both blocks, identified by the integrated approach. The 2 D survey is designed in 8 phases without any interruption between the phases; however, some phases show interdependencies. The contract with the seismic contractor is based on 532 km full fold as a firm program and a further 1,106 km full fold as an optional program.

Preparation and mobilization has commenced and the acquisition is expected to begin in mid-August 2011.

Gobi signed the agreement for Seismic Services with Sinopec Mongolia LLC (“Sinopec”), a wholly-owned subsidiary of China Petrochemical Corporation (Sinopec Group), on July 12, 2011. Sinopec has extensive seismic experience in this area. Sinopec offers all services from seismic to drilling and drilling related services. We expect Sinopec will use Sercel equipment for the survey. The total cost of the whole program, including mobilization and demobilization, is projected to be US$4.2 million. Nine companies participated in the tender.

Through this seismic survey we expect all exploration prospects will be identified respectively outlined, and it will increase the chances of success of the exploratory wells we intend to drill upon completion and interpretation of the new data. The first well is anticipated to be spudded in the second quarter of 2012.

Corporate

On May 11, 2011 DWM Petroleum AG received permission from the Mongolian Petroleum Authority to transfer the title of both PSCs covering Blocks Zuunbayan-XIV and Tsagaan Els XIII to its newly created Swiss subsidiary Gobi Energy Partners GmbH. After the restructuring DWM, through its subsidiary, will have a working interest of 74%. Currently the Mongolian team is finalizing the documentation process enabling the transfer of the local company Gobi Energy Partners LLC to Gobi Energy Partners GmbH.

Ferghana Projects (Tajikistan, Kyrgyz Republic)

General

The following activities were performed for both projects:

  Regional cross-section preparation

  Fergana regional geology

  Updated/improved Fergana fields directory

  Maintain/Improve well, seismic, map etc database

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

The following activities were performed during the three-months ended June 30, 2011:

  Unification and update of resource evaluation of all Tajik prospect and leads;

  Prospect and leads maturation including mapping and re-mapping of both Western and Northwestern Ps, data integration and seismic interpretation (continuing);

  Seismic interpretation for West Supetau prospect evaluation including TWT to Depth conversion completed;

  Play analysis and HC charge model improved;

  2011 Drilling workshop prepared and successfully conducted;

  Well design, data audit and drill planning for West Supetau-4 and Chkalovsk-1 (near to close gate 2) continuing;

  Preparation of Well Evaluation Program and Testing continuing;

  W-Supetau and Chkalovsk P-T analysis and prognosis completed;

  2011 seismic acquisition planning and updated completed;

  Seismic technical project (2011) preparation (audit and edit) completed and submitted for Tajik Government approval; and

  Chkalovsk drilling technical project preparation (audit and edit): technical part completed and submitted for Tajik Government approval and cost evaluation continuing.

Kyrgyz Republic

South Petroleum Company, a closely held Kyrgyz company in which we own a 25% minority equity interest, continued its geological studies within the four license areas owned by it. Although we do not direct management of South Petroleum Company and we are not the operator of its project, we do receive periodic updates on the status of that project from the operator.

The following activities were performed during the three-month ended June 30, 2011:

  No Health and Safety Incidents during the 2nd Quarter

  Ongoing work on administration of SPC offices both in Bishkek and Jalalabat;

  Digitizing old geological data: old drilling reports and seismic data;

  Integration of present geological and geophysical data;

  Drilling meetings commenced in support of Tajikistan Drilling:

  Reviewing all previous services and supply contracts for conformity and use in the year 2011;

  Working through the supply routes: Kazakhstan, China to Kyrgyzstan etc.;

  Reviewing and commenting on the new draft laws on Subsoil, Licensing, Somon Oil PSA, etc.;

  Reviewing tax legislation and applicability to SPC operations;

  Support in preparation of the draft PSA for Somon-Tajik;

  Support in meetings held in Dushanbe on the PSA: translation of documents and meetings;

  Submitted SPC’s half year (2011) report to the Ministry of Geology on all of SPC’s license areas; and

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

Chile

On January 29, 2010, we signed an agreement to assign our interest in our Chilean project in exchange for a return of all of the money that we have invested in this project to date (i.e. approximately $70,000) and relief from all currently outstanding and future obligations in respect of the project. This agreement and the assignment of our interest in this project have been approved by all levels of the Chilean Government. The transfer of our participation in this project to the new owners is now subject to approval by the parties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as disclosed below, there are no pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our properties, or the properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

Litigation in Chile

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago Chile, claiming an interest in the Tranquillo Block from our company and IPR, and their subsidiaries. The Courts of Santiago have dismissed the case, but the verdict is open for appeal.

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

On May 6, 2011, we completed a public offering of units pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-1 in the United States and a long form prospectus filed in all of the Provinces of Canada except Quebec. In the offering, we sold a total of 44,450,500 units at a price of $0.50 per unit for aggregate gross proceeds of $22,225,250. Each unit consisted of one share of common stock in the capital of our company and one common share purchase warrant and each common share purchase warrant entitles the purchaser to purchase one additional share of common stock until May 6, 2014 at a purchase price of $0.70 per share. Raymond James Ltd. acted as agent in the offering. As consideration for its assistance, we paid to Raymond James a cash commission equal to 6.75% of the gross proceeds of the offering (i.e. $1,500,204) and reimbursed Raymond James for expenses. In addition, we issued to Raymond James agents’ warrants that entitle Raymond James to purchase up to 1,333,515 shares of our common stock at a purchase price of $0.60 until May 6, 2013. We issued these agents’ warrants to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 17, 2011, we issued to one of our employees 100,000 shares of our common stock, which we had granted previously according to an employment agreement dated May 1, 2010. These shares are subject to a hold period until May 1, 2012. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

10.23	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.24	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.25	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.26	Termination Agreement dated July 31, 2010 with Erik Herlyn (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 16, 2010)
10.27	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.28	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.29	Share Placement/Purchase Agreement dated September 26, 2010 with Alexander Becker (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.30	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.31	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)

Exhibit Number	Description
10.32	Form of Lock-Up Agreement with Raymond James Ltd. and executive officers and directors (incorporated by reference to an exhibit to our Registration Statement on Form S-1/A filed on April 28, 2011)
10.33	Escrow Agreement dated May 3, 2011 with Equity Financial Trust Company and our officers and directors (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By
/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 10, 2011

By
/s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 10, 2011