Form 10-Q
period 2011-09-30
MANAS PETROLEUM Corp
filed 2011-11-14
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 172,467,292 shares of common stock as of November 14, 2011.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS
	09.30.2011	12.31.2010
	USD	USD
ASSETS
Cash and cash equivalents	17'200'360	1'736'571
Restricted cash	90'638	87'063
Accounts receivable	62'952	31'090
Prepaid expenses	331'229	337'124
Total current assets	17'685'179	2'191'848

Tangible fixed assets	53'974	85'420
Investment in associate	238'304	238'304
Investment in associate (Petromanas)	23'166'971	72'257'882
Total non-current assets	23'459'249	72'581'606

TOTAL ASSETS	41'144'428	74'773'454

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	941'463	103'129
Accrued expenses Professional fees	214'957	277'762
Other accrued expenses	113'047	96'110
Refundable deposits	240'000	-
Total current liabilities	1'509'467	477'001

Pension liabilities	55'522	55'522
Total non-current liabilities	55'522	55'522

Total liabilities	1'564'989	532'523

Temporary equity (common stock USD 0.001 par value, 0 and 6'454'993 shares, respectively)	-	2'517'447

Common stock (300,000,000 shares authorized, USD 0.001 par value, 172'467'292 and 124'987'393 shares, respectively, issued and outstanding)	172'468	124'987
Additional paid-in capital	76'504'164	53'836'749
Retained earnings/(deficit) accumulated during the exploration stage	(37'148'194)	17'710'747

Accumulated other comprehensive income
Currency translation adjustment	51'001	51'001
Total shareholders' equity	39'579'439	71'723'484

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	41'144'428	74'773'454

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME/(LOSS)

	For the three months ended		For the nine months ended		Period from
05.25.2004
(Inception) to
	09.30.2011	09.30.2010	09.30.2011	09.30.2010	09.30.2011
	USD	USD	USD	USD	USD
OPERATING REVENUES
Other revenues	-	-	-	-	1'375'728
Total revenues	-	-	-	-	1'375'728

OPERATING EXPENSES
Personnel costs	(743'672)	(255'045)	(1'446'244)	(3'293'175)	(26'993'107)
Exploration costs	(1'700'656)	(268'345)	(2'327'222)	(880'367)	(10'964'360)
Depreciation	(13'490)	(13'195)	(35'987)	(42'989)	(268'134)
Consulting fees	(344'523)	(277'948)	(518'537)	(938'967)	(10'676'512)
Administrative costs	(579'223)	(295'737)	(1'407'303)	(943'939)	(14'706'052)
Total operating expenses	(3'381'564)	(1'110'270)	(5'735'293)	(6'099'437)	(63'608'166)

Gain from sale of investment	-	-	-	-	3'864'197
Loss from sale of investment	-	-	-	-	(900)
Operating income/(loss)	(3'381'564)	(1'110'270)	(5'735'293)	(6'099'437)	(58'369'141)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	(12'111)	31'175	(57'587)	57'971	164'306
Changes in fair value of warrants	-	-	-	533'223	(10'441'089)
Warrants issuance expense	-	-	-	-	(9'439'775)
Gain from sale of subsidiary	-	-	-	57'850'918	57'850'918
Change in fair value of investment in associate	(32'854'768)	10'700'583	(49'090'911)	13'635'118	(23'239'850)
Interest income	29	728	245	1'180	603'700
Interest expense	(8'412)	(3'379)	(27'709)	(329'494)	(2'598'474)
Loss on extinguishment of debt	-	-	-	(117'049)	(117'049)
Income/(Loss) before taxes and equity in net loss of associate	(36'256'826)	9'618'837	(54'911'255)	65'532'430	(45'586'454)

Income taxes	(285)	(624)	652	(2'028)	(9'937)
Equity in net loss of associate	-	-	-	-	(24'523)
Net income/(loss) from continuing operations	(36'257'111)	9'618'213	(54'910'603)	65'530'401	(45'620'914)

DISCONTINUED OPERATIONS
Gain from divestiture	72'000	-	72'000	-	72'000
Operating expenses	-	-	(20'337)	-	(667'550)
Income/(Loss) from discontinued operations	72'000	-	51'663	-	(595'550)

Net income/(loss)	(36'185'111)	9'618'213	(54'858'940)	65'530'401	(46'216'464)

Net income/(loss) attributable to non-controlling interest	-	-	-	-	(18'700)
Net income/(loss) attributable to Manas	(36'185'111)	9'618'213	(54'858'940)	65'530'401	(46'235'164)

Currency translation adjustment attributable to Manas	-	-	-	-	51'001
Net comprehensive income/(loss) attributable to Manas	(36'185'111)	9'618'213	(54'858'940)	65'530'401	(46'184'163)

Net comprehensive loss attributable to non-controlling interest	-	-	-	-	18'700
Net comprehensive income/(loss)	(36'185'111)	9'618'213	(54'858'940)	65'530'401	(46'165'463)

Weighted average number of outstanding shares (basic)	170'641'205	122'901'257	155'641'007	121'343'884	114'470'981
Weighted average number of outstanding shares (diluted)	170'641'205	125'678'549	155'641'007	124'729'875	114'470'981

Basic earnings / (loss) per share attributable to Manas	(0.21)	0.08	(0.35)	0.54	(0.40)
Basic earnings / (loss) per share - continuing operations	(0.21)	0.08	(0.35)	0.54	(0.39)
Basic earnings / (loss) per share - discontinuing operations	0.00	-	0.00	-	(0.01)
Diluted earnings / (loss) per share attributable to Manas	(0.21)	0.08	(0.35)	0.53	(0.40)
Diluted earnings / (loss) per share - continuing operations	(0.21)	0.08	(0.35)	0.53	(0.39)
Diluted earnings / (loss) per share - discontinuing operations	0.00	-	0.00	-	(0.01)

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT

	For the nine months ended		Period from
05.25.2004
(Inception) to
	09.30.2011	09.30.2010	09.30.2011
	USD	USD	USD
OPERATING ACTIVITIES

Net income/(loss)	(54'858'940)	65'530'401	(46'216'464)

To reconcile net income/(loss) to net cash used in operating activities

Gain from sale of subsidiary	-	(57'850'918)	(57'850'918)
Gain from sale of investment		-	(3'864'197)
Loss from sale of investment	-	-	900
Gain from divestiture	(72'000)	-	(72'000)
Change in fair value of investment in associate	49'090'911	(13'635'118)	23'239'850
Equity in net loss of associate	-	-	24'523
Depreciation	35'987	42'989	268'134
Amortization of debt issuance costs	-	112'619	349'910
Warrant issuance expense / (income)	-	(533'223)	19'880'864
Exchange differences	57'587	(57'971)	(164'306)
Non cash adjustment to exploration costs	-	(204'753)	(204'753)
Non cash interest income	-	(25'619)	(25'619)
Interest expense on contingently convertible loan	-	29'893	236'798
Loss on extinguishment of contingently convertible loan	-	83'202	83'202
Interest expense on debentures	-	78'974	764'142
Loss on extinguishment of debentures	-	33'847	33'847
Stock-based compensation	320'448	2'996'596	26'009'225
Decrease / (increase) in receivables and prepaid expenses	(25'968)	(60'633)	(390'617)
(Decrease) / increase in accounts payables	838'334	(372'462)	432'094
(Decrease) / increase in accrued expenses	(45'868)	(865'464)	253'797
Change in pension liability	-	-	55'522
Cash flow (used in) / from operating activities	(4'659'509)	(4'697'640)	(37'156'064)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(4'541)	(1'182)	(437'496)
Sale of tangible fixed assets and computer software	-	-	79'326
Proceeds from sale of investment	72'000	10'765'810	14'837'810
Decrease / (increase) restricted cash	(3'575)	810'724	(90'638)
Acquisition of investment in associate	-	-	(67'747)
Cash flow (used in) / from investing activities	63'884	11'575'352	14'321'254

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80'019
Issuance of units	22'225'250	-	37'282'734
Issuance of contingently convertible loan	-		1'680'000
Issuance of debentures	-		3'760'000
Issuance of promissory notes to shareholders	-		540'646
Repayment of contingently convertible loan	-	(2'000'000)	(2'000'000)
Repayment of debentures	-	(4'000'000)	(4'000'000)
Repayment of promissory notes to shareholders	-	(540'646)	(540'646)
Proceeds from exercise of options	-	-	240'062
Issuance of warrants	-	-	670'571
Proceeds from exercise of warrants	-	2'260'958	2'260'959
Cash arising on recapitalization	-	-	6'510
Shareholder loan repaid	-	-	(3'385'832)
Shareholder loan raised	-	-	4'653'720
Repayment of bank loan	-	-	(2'520'000)
Increase in bank loan	-	-	2'520'000
Increase in short-term loan	-	-	917'698
Payment of unit issuance costs	(2'348'250)	-	(2'348'250)
Payment of debt issuance costs	-	-	(279'910)
(Decrease) / increase in bank overdraft	-	(196'154)	-
Increase / (decrease) in refundable deposits	240'000	53'962	240'000
Cash flow (used in) / from financing activities	20'117'000	(4'421'880)	39'778'280

Net change in cash and cash equivalents	15'521'375	2'455'832	16'943'470

Cash and cash equivalents at the beginning of the period	1'736'571	804'663	-
Currency translation effect on cash and cash equivalents	(57'586)	57'971	256'892
Cash and cash equivalents at the end of the period	17'200'360	3'318'465	17'200'360

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1'466'052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193'003
Warrants issued to pay unit issuance costs	280'172	-	280'172
Warrants issued to pay placement commission expenses	-	-	2'689'910
Debenture interest paid in common shares	-	-	213'479
Forgiveness of advance payment from Petromanas Energy Inc.	-	917'698	917'698
Initial fair value of shares of investment in Petromanas	-	46'406'821	46'406'821
Forgiveness of receivable due from Manas Adriatic GmbH	-	(3'449'704)	(3'449'704)

MANAS PETROLEUM CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIT)

Accumulated
				Deficit	Other
				accumulated	Compre-	Total share-
				during the	hensive	holders'
	Number of	Share	Additional	development	Income	equity /
SHAREHOLDERS' EQUITY / (DEFICIT)	Shares	Capital	paid-in capital	stage	(Loss)	(deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80'000'000	80'000	19	-	-	80'019
Currency translation adjustment	-	-	-	-	(77'082)	(77'082)
Net loss for the period	-	-	-	(601'032)	-	(601'032)
Balance December 31, 2004	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)

Balance January 1, 2005	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)
Currency translation adjustment	-	-	-		218'699	218'699
Net loss for the year	-	-	-	(1'993'932)	-	(1'993'932)
Balance December 31, 2005	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)

Balance January 1, 2006	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)
Forgiveness of debt by major shareholder	-	-	1'466'052	-	-	1'466'052
Currency translation adjustment	-	-	-	-	(88'153)	(88'153)
Net income for the year	-	-	-	1'516'004	-	1'516'004
Balance December 31, 2006	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575

Balance January 1, 2007	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575
Recapitalization transaction	20'110'400	20'110	(356'732)	-	-	(336'622)
Stock-based compensation	880'000	880	7'244'409	-	-	7'245'289
Private placement of Units, issued for cash	10'330'152	10'330	9'675'667	-	-	9'685'997
Private placement of Units	10'709	11	(11)	-	-	-
Private placement of Units, issued for cash	825'227	825	3'521'232	-	-	3'522'057
Currency translation adjustment	-	-	-	-	3'069	3'069
Net loss for the year	-	-	-	(12'825'496)	-	(12'825'496)
Balance December 31, 2007	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870

Balance January 1, 2008	112'156'488	112'156	21'550'636	(13'904'456)	56'533	7'814'870
Stock-based compensation	2'895'245	2'895	9'787'978	-	-	9'790'874
Private placement of Units, issued for cash	4'000'000	4'000	1'845'429	-	-	1'849'429
Issuance of warrants	-	-	10'110'346	-	-	10'110'346
Beneficial Conversion Feature	-	-	557'989	-	-	557'989
Currency translation adjustment	-	-	-	-	(13'212)	(13'212)
Net loss for the period	-	-	-	(30'296'106)	-	(30'296'106)
Balance December 31, 2008	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)

Balance January 1, 2009	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)
Adoption of ASC 815-40	-	-	(9'679'775)	9'086'971	-	(592'804)
Reclassification warrants	-	-	10'883'811	-	-	10'883'811
Stock-based compensation	-	-	4'475'953	-	-	4'475'953
Currency translation adjustment	-	-	-	-	7'679	7'679
Net loss for the year	-	-	-	(21'618'015)	-	(21'618'015)
Balance December 31, 2009	119'051'733	119'052	49'532'367	(56'731'607)	51'001	(7'029'187)

Balance January 1, 2010	119'051'733	119'052	49'532'367	(56'731'607)	51'001	(7'029'187)
Exercise of warrants	3'832'133	3'832	2'257'127	-	-	2'260'959
FV adjustment of exercised warrants	-	-	72'643	-	-	72'643
Reclassification warrants	-	-	77'439	-	-	77'439
Stock-based compensation	2'103'527	2'104	4'174'558	-	-	4'176'662
Shares to be issued	-	-	240'062	-	-	240'062
Redeemable shares	-	-	(2'517'447)	-	-	(2'517'447)
Net income for the period	-	-	-	74'442'353	-	74'442'353
Balance December 31, 2010	124'987'393	124'988	53'836'749	17'710'746	51'001	71'723'484

Balance January 1, 2011	124'987'393	124'988	53'836'748	17'710'746	51'001	71'723'484
Issuance of shares and stock equivalents	2'106'082	2'106	598'514	-	-	600'620
TSX Listing Units, issued for cash	44'450'500	44'451	19'552'378	-	-	19'596'829
Exercise of options	923'317	923	(923)	-	-	-
Redeemable shares	-	-	2'517'447	-	-	2'517'447
Net income for the period	-	-	-	(54'858'940)	-	(54'858'940)
Balance September 30, 2011	172'467'292	172'468	76'504'164	(37'148'194)	51'001	39'579'439

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (collectively, together with the Company, the “Group”) for the three and nine-month periods ended September 30, 2011 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Group's Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company, formerly known as Express Systems Corporation, was incorporated in the State of Nevada on July 9, 1988.

On April 10, 2007, the Company completed a Exchange Transaction whereby it acquired its then sole subsidiary DWM Petroleum AG (“DWM”) pursuant to an exchange agreement signed in November 2006 whereby 100% of the shares of DWM were exchanged for 80,000,000 common shares of the Company. At the closing of the Exchange Transaction, the Company issued 800,000 shares as finders’ fees at a price equal to the closing price of $3.20 per share.

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

The Group follows a strategy focused on the exploration and development of oil and gas resources in Central and East Asia (Kyrgyz Republic, Republic of Tajikistan and Republic of Mongolia) and in the Balkan Region (participation in Petromanas Energy Inc. with activities in Albania). Although the Group is currently focused primarily on projects located in certain geographic regions, it remains open to attractive opportunities in other areas. There are no known reserves on any of the Group’s properties.

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

The accompanying financial data as of September 30, 2011 and December 31, 2010 and for the three and nine-month periods ended September 30, 2011 and 2010 and for the period from inception, May 25, 2004, to September 30, 2011, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2011 and December 31, 2010, results of operations for the three and nine-month periods ended September 30, 2011 and 2010 and for the period from inception, May 25, 2004, to September 30, 2011, cash flows for the nine-month periods ended September 30, 2011 and 2010 and for the period from inception, May 25, 2004, to September 30, 2011 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to September 30, 2011, as applicable, have been made. The results of operations for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

4. CASH AND CASH EQUIVALENTS

USD (held
	USD (held	USD (held	USD (held	in other	USD TOTAL	USD TOTAL
	in USD)	in EUR)	in CHF)	currencies)	Sept 30, 2011	Dec 31, 2010
Cash and Cash Equivalents	17'065'241	42'610	85'201	7'308	17'200'360	1'736'571

Cash and cash equivalents are available to the Group without restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

5. TANGIBLE FIXED ASSETS

2011	Office Equipment	Vehicles	Leasehold	Total
	& Furniture		Improvements
	USD	USD	USD	USD
Cost at January 1	125'196	89'500	47'375	262'071
Additions	4'541	-	-	4'541
Cost at September 30	129'737	89'500	47'375	266'612

Accumulated depreciation at January 1	(84'080)	(63'501)	(29'069)	(176'651)
Depreciation	(12'834)	(16'045)	(7'107)	(35'987)
Accumulated depreciation at September 30	(96'915)	(79'547)	(36'176)	(212'638)

Net book value at September 30	32'822	9'953	11'199	53'974

Depreciation expense for the nine-month periods ended September 30, 2011 and 2010 was $35,987 and $42,989, respectively. Depreciation expense for the three-month periods ended September 30, 2011 and 2010 was $13,490 and $13,195, respectively.

6. STOCK COMPENSATION PROGRAM

2007 Omnibus Stock Option Plan

On May 1, 2007, the Board of Directors approved the granting of stock options according to a Nonqualified Stock Option Plan. The purpose of this stock option plan was: (a) to ensure the retention of the services of existing executive personnel, key employees, and Directors of the Company or its affiliates; (b) to attract and retain competent new executive personnel, key employees, consultants and Directors; (c) to provide incentive to all such personnel, employees, consultants and Directors to devote their utmost effort and skill to the advancement and betterment of the Company, by permitting them to participate in the ownership of the Company and thereby in any success and increase in value of the Company; and (d) allowing vendors, service providers, consultants, business associates, strategic partners and others the opportunity to participate in the ownership of the Company and thereby participate in its success.

This Nonqualified Stock Option Plan (“NQSO Plan”) provides for grants of stock and nonqualified stock options (“NQSOs”) up to an aggregate maximum of 20,000,000.

2011 Stock Option Plan

At the Company’s Annual and Special Meeting of Shareholders held on September 22, 2011, the shareholders approved the Company’s 2011 stock option plan. The purpose of the 2011 stock option plan is to advance the interests of the Company by encouraging its directors, officers, employees and consultants to acquire shares of the Company’s common stock, thereby increasing their proprietary interest in the Company, encouraging them to remain associated with the Company and providing them with additional incentive to assist the Company in building value.

The 2011 Stock Option Plan authorizes the Company to issue options to purchase such number of the Company’s common shares as is equal to up to 10% of the number of issued and outstanding shares of the Company’s common stock at the time of the grant (it is the type of stock option plan referred to as a “rolling” stock option plan).

If all or any portion of any stock option granted under the 2011 Stock Option Plan expires or terminates without having been exercised in full, the unexercised balance will be returned to the pool of stock available for grant under the 2011 stock option plan.

Recognition of Stock-based Compensation Costs

Stock-based compensation costs are recognized in earnings using the fair-value based method for all awards granted. For employees fair value is estimated at the grant date and for non-employees fair value is re-measured at each reporting date. Compensation costs for unvested stock options and unvested share grants are expensed over the requisite service period on a straight-line basis.

Grants

On January 5, 2011, the Company issued 1,000 shares to a consultant for services performed during the month of December 2010 pursuant to a consulting agreement entered into on December 7, 2010.

On January 10, 2011, the Company issued 923,317 shares of its common stock at an exercise price of $0.26 per share upon exercise of stock options. 250,000 of these shares are subject to a dribble-out clause, which allows a cumulative release of 3% of these shares (7,500 shares) every quarter.

On February 3, 2011, the Company issued 1,186 shares to a consultant for services performed during the month of January 2011 pursuant to a consulting agreement entered into on December 7, 2010.

On March 2, 2011, the Company issued 1,765 shares to a consultant for services performed during the month of February 2011 pursuant to a consulting agreement entered into on December 7, 2010.

On March 31, 2011, 1,500,000 vested options with an exercise price of $0.70 per share expired unexercised as a result of the termination, effective December 31, 2010, of an employment agreement.

On April 1, 2011, the Company issued 2,131 shares to a consultant for services performed during the month of March 2011 pursuant to a consulting agreement dated in December 2010.

On May 17, 2011, the Company issued 100,000 shares of its common stock to an employee pursuant to an employment agreement dated May 1, 2010. These shares are subject to a hold period until May 1, 2012.

On September 1, 2011, the Company entered into a consulting agreement with a consultant for the provision of investor relations and marketing services to the Company. Under the terms of the consulting agreement, the consultant will be paid a monthly fee of $10,000 and the Company issued 500,000 stock options to purchase shares of its common stock at an exercise price of $0.225 per share until September 1, 2016. These options are to vest in three installments over a period of 18 months, i.e. 166,666 options vest on March 1, 2012, 166,667 options vest on September 1, 2012 and 166,667 options vest on March 1, 2013.

On September 22, 2011 the Company issued 2,000,000 shares of its common stock to a director in part as compensation for services previously provided and in part as an incentive to him to continue to provide services to the Company in the future. Half of the 2,000,000 shares are subject to a one-year hold period from the date of issuance, while the other half are subject to a two-year hold period from the date of issuance.

On September 22, 2011, the Company issued under the 2011 stock option plan a total of 9,100,000 stock options to four directors, two officers and one employee. All of these options are for a term of ten years from the date of grant, have an exercise price of $0.215 (being the closing share price, last sale of the day on September 21, 2011, on the OTC BB) and vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

6.1. Stock Option Grants

The Company calculates the fair value of options granted by applying the Black-Scholes option pricing model. Expected volatility is either based on the Company’s own historical share price volatility, or on an average of historical volatility data from a peer group, whichever is more suitable to price the respective stock option grant. The Company’s share price data can be traced back to April 2, 2007, and the Company believes that this set of data is sufficient to determine expected volatility as input for the Black-Scholes option pricing model. In cases, where the contractual option term substantially exceeds the Company’s own historical data, information regarding historical volatility from the peer group is considered when determining expected volatility.

The weighted average assumptions for the variables used in the Black-Scholes model during the three and nine-month periods ended September 30, 2011 and 2010 are noted in the following table:

	Nine months period ended		Three months period ended
	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Expected dividend yield	0%	0%	0%	0%
Expected volatility	109%	89%	109%	85%
Risk-free interest rate	1.00%	1.735%	0.99%	1.825%
Expected term (in years)	5.48	4.59	5.49	6.00

During the nine-month periods ended September 30, 2011 and 2010, the weighted average fair value of options granted was $0.17 and $0.48 at the grant date, respectively.

The following table shows the Company's outstanding and exercisable stock options as of September 30, 2011:

	Shares under	Weighted-average	Weighted-average	Aggregate
	option	exercise price	remaining	intrinsic value
Options			contractual term
Outstanding at December 31, 2010	9'750'000	0.58
Granted	9'600'000	0.22
Exercised	-	-
Forfeited or expired	(1'500'000)	0.70
Outstanding at September 30, 2011	17'850'000	0.38	7.33	-

Exercisable at September 30, 2011	6'379'750	0.56	4.32	-

The following table depicts the Company’s non-vested options as of September 30, 2011 and changes during the period:

	Shares under	Weighted-average grant date
Non-vested options	option	fair value
Non-vested at December 31, 2010	3'220'250	0.34
Granted	9'600'000	0.17
Vested	(1'350'001)	0.21
Forfeited	-	-
Non-vested at September 30, 2011	11'470'249	0.27

As of September 30, 2011 the expected total of unrecognized compensation costs related to unvested stock-option grants was $2,093,780. The Company expects to recognize this amount over a weighted average period of 1.85 years.

6.2. Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, the Company applies a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

The following table summarizes the Company's activity with respect to share grants for the nine-month period ended September 30, 2011:

	Shares	Weighted-average grant date
Non-vested shares		fair value
Non-vested at December 31, 2010	600'000	0.47
Granted	2'006'082	0.18
Vested	(2'106'082)	0.20
Forfeited	-	-
Non-vested at September 30, 2011	500'000	0.47

As of September 30, 2011 the expected total of unrecognized compensation costs related to unvested share grants was $219,575. The Company expects to recognize this amount over a weighted average period of 3.58 years.

6.3. Summary of Stock-based Compensation Expenses

A Summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

	Three month period ended		Nine month period ended
	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010

Option grants	48'616	32'235	(84'597)	2'903'053
Warrant grants	-	39'839	-	41'550
Share grants	375'203	51'993	405'045	51'993
Total	423'819	124'067	320'448	2'996'596
Recorded under Personnel	480'605	74'481	678'417	2'740'137
Recorded under Consulting Fees	(56'786)	49'586	(357'969)	256'459

7. PUBLIC OFFERING – UNIT FINANCING

On May 6, 2011 the Company completed a public offering of units pursuant to a long form prospectus filed in all of the Provinces of Canada except Quebec and a registration statement filed with the Securities and Exchange Commission on Form S-1 in the United States. In the Offering, the Company sold a total of 44,450,500 units at a price of $0.50 per unit for aggregate gross proceeds of $22,225,250. Each unit consisted of one share of common stock in the capital of the Company and one common share purchase warrant (“Unit Warrants”). Each Unit Warrant entitles the purchaser to purchase one additional common share until May 6, 2014 at a purchase price of $0.70.

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

Debt issuance costs of $210,000 were incurred and were amortized over the term of the Debentures using the effective interest rate method. For the nine-month periods ended September 30, 2011 and 2010 the Company amortized debt issuance costs related to Debentures of $0 and $67,400, respectively. For the three-month periods ended September 30, 2011 and 2010 the Company amortized debt issuance costs related to debentures of $0 and $0, respectively.

On March 9, 2010, we fully repaid prior to its maturity the principal and interest accrued.

For the nine-month periods ended September 30, 2011 and 2010 the Company accreted the Debentures for the discount, including the beneficial conversion feature by $0 and $112,821 (i.e. $78,974 accretion of discount and $33,847 loss on extinguishment of debt), respectively.

For the three-month periods ended September 30, 2011 and 2010 the Company had interest expense of $0 and $0, respectively.

9. WARRANTS

As of September 30, 2011 and December 31, 2010, the Company had a total of 45,934,015 and 150,000 warrants outstanding to purchase common stock, respectively. Upon completion of its public offering on May 6, 2011, the Company issued 44,450,500 Unit Warrants and 1,333,515 Agent Warrants. The Unit Warrants are exercisable until May 6, 2014 and the Agent Warrants until May 6, 2013, respectively (please refer to Note 7, above, for additional information about this public offering). In accordance with ASC 815, the Company determined that the Unit Warrants and the Agent Warrants are to be classified in stockholders’ equity due to the fact that there are no cash settlement provisions, no re-set provisions or any other provisions that would require liability accounting.

The Company has enough shares of common stock authorized in the event these warrants are exercised.

The following table summarizes information about the Company’s warrants outstanding as of September 30, 2011:

Warrant series	Number	Strike price	Grant date	Expiry date
Grant	150'000	0.80	June 2, 2010	June 2, 2013
Unit Warrants	44'450'500	0.70	May 6, 2011	May 6, 2014
Agent Warrants	1'333'515	0.60	May 6, 2011	May 6, 2013

Total warrants outstanding	45'934'015

The following table summarizes the Company’s warrant activity for the nine-month period ended September 30, 2011:

	Number of warrants	Weighted average exercise
Warrants		price
Outstanding at December 31, 2010	150'000	0.80
Granted	45'784'015	0.70
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2011	45'934'015	0.70

For the nine-month periods ended September 30, 2011 and 2010 the Company recorded changes in fair value of warrants of $0 and $533,223, respectively. For the three-month periods ended September 30, 2011 and 2010, the Company recorded changes in fair value of warrants of $0 and $0, respectively.

10. CONTINGENT CONVERTIBLE LOAN

On August 18, 2008, the Company issued contingent convertible loans (the “Loans”) with an aggregate principal amount of $2,000,000 and disposed of 8% of its interest in it Mongolian project (Blocks 13 and 14) for aggregate proceeds of $2,000,000. The net proceeds after paying a finder’s fee were $1,860,000. The Company is responsible for the Loan holder’s share of the exploration costs attributable to Blocks 13 and 14 through phases 1, 2 and 3 (hereinafter, the “Participation Liability”).

The Company has allocated part of the gross proceeds to the Participation Liability. The Company has estimated that there is a range of costs that could be incurred through phases 1, 2 and 3 of its Mongolia exploration plan. The total minimum amount estimated for expenditure on phase 1, the only phase that is currently probable, is $4,000,000 and therefore a Participation Liability of $320,000 has been recorded. This liability was reduced as expenses incurred and amounted to $0 as of December 31, 2009.

The Loans carried an interest rate of 8% per annum and all principal and accrued interest was payable in full two years from the date of issuance (August 18, 2010). The Loans were secured by the Group’s assets in the Kyrgyz Republic.

The principal and any accrued but unpaid interest on the Loans were convertible, in whole or in part, at the option of the holders if the Group conducted a public offering at the prevailing market price. The loan was accounted for as a liability in accordance with FASB ASC 480-10-25 (Prior authoritative literature: FAS150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Because the financial instrument embodied a conditional obligation that the Company must or may settle by issuing a variable number of equity shares, the monetary value of the obligation is based on a fixed monetary amount known at inception.

The initial carrying amount of the Loans of $1,680,000 was accreted to the redemption amount of $2,000,000 over the term of the loans using the effective interest method.

On March 9, 2010, the Company fully repaid, prior to maturity, the entire amount of principal together with all accrued interest.

For the nine-month periods ended September 30, 2011 and 2010 the Company amortized debt issuance costs related to the Loan of $0 and $45,219, respectively. For the three-month periods ended September 30, 2011 and 2010 the Company amortized debt issuance costs of $0 and $0, respectively.

For the nine-month periods ended September 30, 2011 and 2010 the Company had interest expense on the Loan of $0 and $29,893, respectively.

For the three-month periods ended September 30, 2011 and 2010 the Company had interest expense on the Loan of $0 and $0, respectively.

At September 30, 2011 and December 31, 2010, the unamortized debt discount relating to the Loan amounted to $0 and $0 respectively. To account for the unamortized debt discount the Company recorded a loss on extinguishment of the Loan for the nine-month periods ended September 30, 2011 and 2010, of $0 and $83,202, respectively.

11. PROMISSORY NOTE

On December 5, 2008, the Company borrowed $540,646 from four shareholders who are also Directors of the Company at no discount to the principal amount by selling to each a promissory note (collectively, the “Shareholder Notes”). The parties agreed that no interest would accrue on the Shareholder Notes unless the Company breached the repayment schedule. Repayment of the principal amount of the Shareholder Notes was required if and when the Company raised greater than $1,000,000 in financing or 90 days after written demand for repayment by the Shareholder Notes holder, whichever was first to occur. The Company was also permitted to repay any or all of the principal amount of the Shareholder Notes at any time without notice, bonus or penalty. In the event that the Company failed to make a payment when it was due, the Company was required to pay interest on the outstanding principal amount at the rate of 12% per annum until the Shareholder Notes were paid in full. On May 1, 2009, the Company received proceeds of a financing that was in excess of $1,000,000, which caused the Shareholder Notes to be due and payable immediately. However, as payment was not made on the due date, interest began to accrue on that date.

On March 9, 2010, the Company fully repaid the principal of $540,646 and total interest accrued of $54,568.

For the nine-month periods ended September 30, 2011 and 2010, the Company recorded $0 and $11,198 interest expense, respectively.

For the three-month periods ended September 30, 2011 and 2010, the Company recorded $0 and $0 interest expense, respectively.

12. SALE OF MANAS ADRIATIC

On February 12, 2010 the Company signed a formal share purchase agreement with WWI Resources Ltd., a Canadian public company (TSXV: PMI). On February 24, 2010, the Company completed the sale of all of the issued and outstanding shares of Manas Adriatic to WWI Resources Ltd. At closing, WWI Resources changed its name to Petromanas Energy Inc. (“Petromanas”).

As consideration for the shares of Manas Adriatic, Petromanas advanced to DWM Petroleum AG, the Company’s wholly-owned subsidiary, the sum of $917,723 in December 2009 in payment of expenses, and it paid to DWM Petroleum CAD $2,000,000 ($1,937,396) in cash on March 3, 2010, $350,000 on May 17, 2010 for compensation of operational expenses in Albania for January and February 2010. In addition, Petromanas issued to DWM Petroleum 100,000,000 Petromanas common shares. At closing, the purchase agreement provided that DWM Petroleum would be entitled to receive an aggregate of up to an additional 150,000,000 Petromanas common shares as follows:

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

At closing, Petromanas also funded Manas Adriatic with $8,500,000 to be used by Manas Adriatic to repay advances previously made by DWM Petroleum and its predecessors in respect of the Albanian project and Petromanas appointed to its six member board of directors three directors who were nominated by our company (Michael Velletta, Heinz Scholz and Peter-Mark Vogel). Also at closing, the board of directors of Petromanas appointed Erik Herlyn (our former Chief Executive Officer) and Ari Muljana (our Chief Financial Officer) as the Chief Executive Officer and Chief Financial Officer, respectively, of Petromanas. Erik Herlyn ceased to act as Chief Executive Officer of Petromanas on July 15, 2010; Ari Muljana ceased to act as Chief Financial Officer of Petromanas on August 31, 2010, respectively.

Contemporaneously with the completion of its purchase of Manas Adriatic, Petromanas completed a private placement offering in which it sold to third parties an aggregate of 100,000,000 of its common shares for gross proceeds of CAD $25,000,000 (approximately $24,518,000). After adjustment for the 100,000,000 common shares issued to DWM Petroleum at the completion of the sale of Manas Adriatic and the 100,000,000 common shares issued in this private placement, Petromanas had 328,231,466 common shares issued and outstanding, of which DWM Petroleum owned 100,000,000, or approximately 30.47% .

Immediately following the closing, the Company analyzed whether it had obtained control of Petromanas at closing. In conducting this analysis, the Company’s management considered beneficial ownership of voting power (both diluted and undiluted), composition of the Petromanas board of directors and management, the terms of the purchase agreement and the relative size of Petromanas and Manas Adriatic. Based on this analysis, the Company concluded that:

  the Company did not have majority voting interest in Petromanas. DWM Petroleum, the Company’s wholly-owned subsidiary, held 100,000,000 outstanding shares of Petromanas, which represented 30.47% of the issued and outstanding shares of Petromanas;

  the Company’s nominees did not constitute a majority of the board of directors of Petromanas, nor did the Company have the ability to appoint, elect or remove a director of Petromanas;

  although two of the three executive officers of Petromanas were also officers of the Company, this was a temporary solution and, due to the inherent conflicts of interest, was subject to change in near future;

  no assessment could be made concerning whether or not a significant premium was paid by either party in respect of the exchange of equity interests; and

  both Petromanas and Manas Adriatic were small companies, neither had yet generated any revenue and neither was significantly larger than the other.

Based on the above, the Company’s management concluded that it did not obtain control over Petromanas upon closing of the transaction. The transaction therefore was accounted for in accordance with ASC 810-10-40, which resulted in a de-recognition of the subsidiary, Manas Adriatic GmbH, in exchange for cash received, liabilities assumed and Petromanas common shares issued.

The shares of Petromanas are traded on the TSX-V, which is an active market and the Company believes that the quoted market price for Petromanas common shares (TSXV:PMI) is readily determinable and can reasonable be taken as a basis for the calculation of the fair value.

The Company’s management reached this conclusion based on an assessment on the following criteria:

  The shares are traded in a foreign market of breadth and scope comparable to the OTCBB, which according to ASC 820 provides readily determinable fair value for equity securities;

  Bid/ask-spreads are narrow; and

  Trading activity is regular and frequent.

In addition, the shares of Petromanas owned by DWM Petroleum are held in escrow imposed pursuant to the Policies of the TSX Venture Exchange. Since these shares are held in escrow and are subject to an escrow release schedule, the Company’s management consider the shares as a Level 2 input for the calculation of the fair value in accordance with ASC 820 (fair value measurements and disclosures). The Company applies an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued. The following table outlines the escrow release schedule:

Release Dates	Number of Shares
Released from Escrow

24.06.2010	10'000'000
24.08.2010	15'000'000
24.02.2011	15'000'000
24.06.2011	40'000'000
24.08.2011	30'000'000
24.02.2012	30'000'000
24.08.2012	30'000'000
24.02.2013	30'000'000

Total	200'000'000

Each escrowed and issued share entitles DWM Petroleum to exercise voting rights and each escrowed and issued share corresponds to one vote.

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

A gain on sale of asset is recognized on the statement of operations under non-operating income and is calculated according to ASC 810-10-40 as the difference between the fair value of the consideration received and the carrying amount of Manas Adriatic GmbH’s assets and liabilities resulting in a gain on sale of subsidiary:

USD
Cash	CAD$ 2,000,000		$1'937'396
Cash Advance Payment			$917'698
Cash Receipt on May 17, 2010	compensation for operational expenses for January and February in Albania to be borne by Petromanas		$350'000
100,000,000 WWI Resources common shares received on March 3, 2010	100,000,000 times quoted market price at February 25, 2010 of CAD$0.30 (dilution of issuable 100,000,000 shares below included) discounted by an effective discount of 16.23%*	CAD$0.30 x 100,000,000 (USD / CAD : 0.94763 on Feb 25, 2010) on Feb 25, 2010) discounted by 16.23%	$23'815'101
100,000,000 WWI Resources common shares for issuance on the later of 16 months after the Closing date and the drilling of a well	100,000,000 times quoted market price at February 25, 2010 of CAD$0.30 (dilution of issuable 100,000,000 shares included) discounted by an effective discount of 20.53%*	CAD$0.30 x 100,000,000 (USD / CAD : 0.94763 on Feb 25, 2010) 2010) discounted by 20.53%	on Feb 25, $22'591'720

50,000,000 WWI Resources common shares which are contingent.	These will be accounted for under ASC 450 that is an acceptable approach under EITF 09-4. As this is a gain contingency it will only be recorded when it can be realized.		$0
Push down of past exploration costs incurred as per agreement			$7'012'222
Forgiveness of IC payables		Total liabilities Manas Adriatic GmbH $(11,949,704) Assumed liabilities by Petromanas $8,500,000	$(3'449'704)
Net liabilities of Manas Adriatic GmbH as of 2/24/2010			$4'676'485
Gain on sale of subsidiary			$57'850'918

* The quoted market price on February 25, 2010 was CAD $0.39. In calculating the fair value per share we have taken into account the dilution effect of the additional 100,000,000 shares that were to be issued, at the latest, 16 months after the closing date (these shares were actually issued on May 26, 2010, pursuant to an amending agreement dated May 25, 2010 – please see Note 13, below). Furthermore, the shares are subject to an escrow agreement and their fair value was therefore discounted based on the escrow release schedule. The annual interest rate applied to discount the diluted quoted market price was 12% and represents cost of opportunity at which the Company may raise debt.

Net cash proceeds from the sale of Manas Adriatic GmbH amounted to a total of CAD $2,000,000 ($1,937,396), $8,500,000 to be used by Manas Adriatic to repay advances made by DWM Petroleum and $350,000 for compensation of operational expenses in Albania for January and February 2010 reduced by $21,586, the cash owned by Manas Adriatic consolidated as of February 24, 2010.

13. INVESTMENT IN PETROMANAS

On February 12, 2010, the Company’s wholly-owned subsidiary DWM Petroleum, signed a Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas Energy Inc. (“Petromanas”). After closing, the Share Purchase Agreement was amended by an amending agreement dated May 25, 2010. As a result of this transaction, the Company owns 200,000,000 common shares of Petromanas. 100,000,000 of these were issued on March 3, 2010 pursuant to the original terms of the Share Purchase Agreement; the additional 100,000,000 were received on May 26, 2010, pursuant to the amending agreement. The shares were subject to a hold period expiring June 24, 2011 and bore a legend to that effect. In addition, all of these shares were deposited into an escrow pursuant to the requirements of the TSX Venture Exchange, which provides for the release of the shares from escrow in installments over a two year period (see Note 12, above).

DWM currently owns and controls 200,000,000 common shares of Petromanas and it has the right to acquire a further 50,000,000 common shares upon the occurrence of certain conditions. The 200,000,000 common shares represent approximately 31.7% of the issued and outstanding common shares of Petromanas.

Since the shares were subject to a hold period of thirteen months, and because the shares were also deposited into escrow and subject to a fixed escrow release schedule, the Company has deemed them to have a Level 2 input for the calculation of the fair value in accordance with ASC 820 (Fair value measurements and disclosures). The Company applies an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

The quoted market price for one common share of Petromanas on September 30, 2011 was CAD $0.1250 (approximately $0.1210) .

In order to calculate the fair value of the Company’s investment in Petromanas the Company has discounted the market price of the shares based on the escrow release schedule. The effective discount applied on the quoted market price of the shares is 4.31% .

During the nine-month periods ended September 30, 2011 and 2010, the Company recorded $(49,090,911) unrealized loss on investment in Petromanas and $13,635,118 unrealized gain on investment, respectively.

During the three-month periods ended September 30, 2011 and 2010, respectively, the Company recorded $(32,854,768) unrealized loss on investment in Petromanas and $10,700,583 unrealized gain on investment, respectively.

When a company chooses the fair value option, pursuant to ASC 323 further disclosures regarding the investee are required in cases where the Company has the ability to exercise significant influence over the investee’s operating and financial policies.

As of today, there is no managerial interchange and there are no material intercompany transactions. In addition, technological dependencies do not exist. The majority ownership of the investee is concentrated among a small group of shareholders who operate the investee without regard to the views of the Company. The Company made an effort to obtain from Petromanas financial information that would be needed in order for the for the Company to include that information in its own financial disclosure, but Petromanas, which is a reporting company in Canada and subject to the Canadian regulatory requirements in respect of selective disclosure, has refused to provide this information in advance of it being made available to the general public in its own periodic disclosure filings. This information would be necessary if the Company were disclose selected financial data of Petromanas in accordance with US GAAP in timely manner.

The Company has previously requested that Petromanas provide detailed financial records in order to enable the Company to reconcile between Canadian GAAP and US GAAP but Petromanas has refused, stating that Petromanas is a public company and required to comply with securities legislation and TSX Venture Exchange rules and it cannot provide selective disclosure to any shareholder, nor can it permit its results to be publicly disclosed through any document published by a third party until after it has publicly disseminated the information.

Based on the foregoing, the Company has concluded that it does not have the ability to exercise significant influence over Petromanas’ (the investee’s) operating and financial policies.

14. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
Company	Country	Sep 30, 2011	Dec 31, 2010
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Vancouver (3)	Canada	31.70%	32.29%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Rep of Tajikistan	90%	90%
Manas Petroleum of Chile Corporation, Victoria (6)	Canada	100%	100%
Manas Management Services Ltd., Nassau (7)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (8)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (9)	Mongolia	100%	100%
Gobi Energy Partners GmbH (10)	Switzerland	100%	100%

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007 (formerly Manas Petroleum AG).
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008
(7)	Founded in 2008
(8)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(9)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). Gobi Energy Partners GmbH holds record title to 100% of Gobi Energy Partners LLC.
(10)

Gobi Energy Partners GmbH was founded in 2010. DWM Petroleum AG holds record title to 100% of Gobi Energy Partners GmbH, of which 26% is held in trust for others. The Company determined that no value needs to be ascribed to the non-controlling interest.

Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

Affiliates	nine months period ended		Three months period ended
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010
	USD	USD	USD	USD
Management services performed to Petromanas*	(34'626)	(145'662)	(10'069)	(65'281)

* Services invoiced or accrued and recorded as contra-expense in personnel cost and administrative cost

Board of directors	nine months period ended		Three months period ended
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010
	USD	USD	USD	USD
Payments to directors for office rent	18'693	18'000	6'693	6'000
Payments to related companies controlled by directors for rendered consulting services	289'987	214'714	106'137	80'307
Interest on Promissory notes from directors	-	4'843	-	-
Interest on Promissory notes from former directors	-	6'355	-	-

15. COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Kyrgyz Republic, Republic of Tajikistan, Chile and Albania)

In the ordinary course of business, members of the Group doing business in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile may be subject to legal actions and complaints from time-to-time.

During the initial phase of applying for an exploration license in Chile, the Company formed a joint bidding group with two other companies, namely Improved Petroleum Recovery Tranquillo Chile (“IPR”) and a start-up company called Energy Focus. Each had a one-third interest. Of its own accord, Energy Focus left the bidding group. The three parties signed a side letter which provided that Energy Focus would have an option to rejoin the bidding group under certain conditions.

Even though Energy Focus has been asked many times to join the group by contributing its prorated share of capital, it has failed to do so. Despite this, Energy Focus claims that it is entitled to participate in the bidding group at any future time, not just under certain conditions. Both the Company and IPR believe that Energy Focus no longer has any right or option to rejoin the bidding group because the conditions specified in the side letter did not occur and can no longer occur.

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from the Company and IPR, and their subsidiaries. The Company, IPR and their respective legal counsel are of the view that the Energy Focus claim is without merit, is brought in the wrong jurisdiction and that Energy Focus has failed to properly serve the parties. The courts of Santiago have dismissed the case, but the verdict is open for appeal. The Company believes that an estimate of the possible impact on future cash flows and financial conditions is not practicable.

At September 30, 2011, there had been no legal actions against any member of the Group in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

Management believes that the members of the Group are in substantial compliance with the tax laws affecting their respective operations in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

Management believes that the ultimate liability, if any, arising from any of the above will not have a material adverse effect on the financial condition or the results of future operations of the Group in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile.

16. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

Defined benefit plan

The Company maintains a Swiss defined benefit plan for four of its employees. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The fund’s benefit obligations are fully reinsured by AXA Winterthur Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

	Three month period ended		Nine month period ended
Pension expense	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
	USD	USD	USD	USD
Net service cost	5'311	1'000	15'933	3'001
Interest cost	5'254	1'687	15'761	5'060
Expected return on assets	(4'517)	(1'307)	(13'552)	(3'922)
Amortization of net (gain)/loss	2'525	-	7'575	-
Net periodic pension cost	8'572	1'380	25'717	4'139

During the nine-month periods ended September 30, 2011 and 2010 the Company made cash contributions of $64,289 and $55,021, respectively, to its defined benefit pension plan. The Company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2011.

17. FAIR VALUE MEASUREMENT

FASB ASC 820 (Prior authoritative literature: SFAS 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities carried at fair value as of September 30, 2011 are classified in one of the three categories as follows:

	Level 1	Level 2	Level 3	Total

Assets
Investment in associate (Petromanas)	$-	$23'166'971	$-	$23'166'971
Total Assets	$-	$23'166'971	$-	$23'166'971

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the period ending September 30, 2011:

Balance at January 1, 2011	72'257'882
Total gains (losses) realized and unrealized:
Included in earnings	(49'090'911)
Included in other comprehensive income	-
Purchase, sale, or settlement	-
Net transfer in / (out) of level 2	-
Balance at September 30, 2011	23'166'971

1) Recorded in change in fair value of investment in associate (Petromanas)

18. EARNINGS PER SHARE

Basic earnings per share result by dividing the Company’s net income (or net loss) by the weighted average number of shares outstanding for the contemplated period. Diluted earnings per share are calculated applying the treasury stock method. When there is a net income, dilutive effects of all stock-based compensation awards or participating financial instruments are considered. When the Company posts a loss, basic loss per share equals diluted loss per share.

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three month period ended		Nine month period ended
	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Basic weighted average shares outstanding	170'641'205	122'901'257	155'641'007	121'343'884
Dilutive effect of stock equivalents*

- stock options and non-vested stock under employee compensation plans	-	2'777'292	-	3'385'991
Diluted weighted average shares outstanding*	170'641'205	125'678'549	155'641'007	124'729'875

*For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the

The following table shows the total number of stock equivalents that were excluded from the computation of diluted earnings per share for the respective period because the Company posted a loss:

	Three month period ended		Nine month period ended
	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010

Options outstanding	17'850'000	n.a.	17'850'000	n.a.
Warrants outstanding	45'934'015	n.a.	45'934'015	n.a.
Non-vested shares	500'000	n.a.	500'000	n.a.
Total stock equivalents	64'284'015	n.a.	64'284'015	n.a.

19. SHARE PLACEMENT/PURCHASE AGREEMENT – TEMPORARY EQUITY

On September 26, 2010, the Company entered into a share placement/purchase agreement with Alexander Becker, an individual who, at the time, beneficially owned 14,144,993 shares of the Company’s common stock. Mr. Becker had previously expressed an interest in selling all of his shares of the Company’s common stock to a third party or, failing that, back to the Company. The share placement/purchase agreement provided that in the event any of Mr. Becker's shares of the Company’s common stock were not placed with buyers within six months after September 26, 2010, the Company would be obligated to purchase such shares from Mr. Becker within 30 days subsequent to March 26, 2011. This purchase deadline can be extended on mutual consent. The price of the shares was determined by the first sale, which occurred on October 25, 2010 when an arms-length third party investor purchased shares from Mr. Becker at a purchase price of $0.39 per share.

As of December 31, 2010 the calculated the exposure, i.e. the maximum cash obligation of the Company according to ASC 480-10-S99 for all redeemable shares. The following table shows the Company’s exposure, i.e. the number of redeemable shares and their aggregate value as of December 31, 2010:

Number of redeemable shares	6'454'993
Price to be paid	$0.39
Redemption value	$2'517'447

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the temporary equity to equal the redemption value at each reporting date. According to ASC 480-10-S99 we classified these redeemable shares under Temporary Equity.

As of February 17, 2011 all of the shares of the Company owned by Mr. Becker had been placed with third party investors. The Company’s exposure resulting from the share placement/purchase agreement with Mr. Becker, therefore, is nil as of September 30, 2011. The following table shows the development of Temporary Equity:

Temporary Equity	USD
Balance December 31, 2010	2'517'447
Redeemable shares placed	-2'517'447
Balance March 31, 2011	0

20. Discontinued Operations – Disposal of the Chilean Project

On January 29, 2010, the Company signed an agreement to assign its interest in the Chilean project in exchange for a return of the money it had invested in the joint venture and relief from all current and future obligations in respect of the project. On April 14, 2011, the Company transferred all its rights, interests and obligations in the project to Methanex and Wintershall. The Chilean Minister of Energy authorized this transfer on April 28, 2011.

According to an external audit report dated July 31, 2011 all previous cash contributions made by the partners in the Chilean project have been reconciled. The report confirmed the Company’s cash contribution of $72,000. The cash payment for the transfer of the Company’s interest in the Chilean project of $72,000 was received on September 23, 2011 from the new owners.

With the disposal of the Company’s interest in the Chilean project, there are no continuing cash flows to be generated and there is no continuing involvement in the operations remaining. In accordance with ASC 205-20-45 the Company classified the disposed component as a discontinued operation.

The following table shows the proceeds from divesture and expenses associated with the Company’s activity in Chile from inception to date:

	For the three months ended		For the nine months ended		Period from
05.25.2004
(Inception) to
	09.30.2011	09.30.2010	09.30.2011	09.30.2010	09.30.2011
	USD	USD	USD	USD	USD
OPERATING REVENUES
Proceeds from divestiture	72'000	-	72'000	-	72'000
Total revenues	72'000	-	72'000	-	72'000
OPERATING EXPENSES
Personnel costs		-		-	(211'228)
Exploration costs		-		-	(420'985)
Depreciation	-	-	-	-	-
Consulting fees		-	(20'337)	-	(20'337)
Administrative costs		-		-	(15'000)
Total operating expenses	-	-	(20'337)	-	(667'550)
Operating income/(loss)	72'000	-	51'663	-	(595'550)

21. SUBSEQUENT EVENT(S)

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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately $350,000 for our operating costs (excluding geological & geophysical expenses);

  our ability to obtain any necessary financing on acceptable terms;

  timing and amount of capital expenditures;

  our ability to obtain necessary drilling and related equipment in a timely and cost-effective manner to carry out exploration activities;

  our venture partners’ successful and timely performance of their obligations with respect to the exploration programs in which we are involved;

  retention of skilled personnel;

  the timely receipt of required regulatory approvals;

  continuation of current tax and regulatory regimes;

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

As used in this quarterly report, the terms “we”, “us”, and “our” refer to Manas Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, DWM Energy AG, a Swiss company, Manas Energia Chile Limitada, a Chilean company, Manas Petroleum of Chile Corporation, a Canadian company, and Manas Management Services Ltd., a Bahamian company, and its partially owned subsidiaries CJSC Somon Oil Company, a Tajikistan company, Gobi Energy Partners GmbH, a Swiss company, and Gobi Energy Partners LLC, a Mongolian company, and its 25% ownership interest in CJSC South Petroleum Company, a Kyrgyz company and its 31.7% ownership interest in Petromanas Energy Inc., a British Columbia company listed on the TSX Venture Exchange in Canada (TSXV: PMI), as the context may require.

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

We carry out our operations both directly and through participation in ventures with other oil and gas companies. We are involved in projects in Mongolia and Tajikistan and we were until recently involved in a project in Chile. In addition, we are involved in oil and gas activities in Albania through our ownership of common shares of Petromanas Energy Inc., and oil and gas activities in the Kyrgyz Republic through our ownership of shares of CJSC South Petroleum Company, which is involved in a project in the Kyrgyz Republic.

We have no operating income yet and, as a result, we depend upon funding from various sources to continue operations and to implement our growth strategy.

Results of Operations

The Nine-Month Period Ended September 30, 2011 Compared to the Nine-Month Period Ended September 30, 2010

Net Income/Net Loss

Net loss for the nine-month period ended September 30, 2011 was $54,858,940 as compared to net income of $65,530,401 for the same period in 2010. This decrease of $120,389,341 was primarily due to our investment in Petromanas.

For the nine-month period ended September 30, 2011, we recorded a decrease in fair value of investment in associate of $49,090,911. In the nine-month period ended September 30, 2010 we recorded an initial gain from sale of subsidiary (Manas Adriatic) of $57,850,918 and a subsequent increase in fair value of investment in associate (Petromanas) of $13,635,118.

Operating Expenses

Operating expenses for the nine-month period ended September 30, 2011 decreased to $5,735,293 from $6,099,437 reported for the same period in 2010. This is a decrease of 6% or $364,144 in our total operating expenses, attributable to lower personnel and consulting expenses, partially offset by higher administrative and exploration costs.

Personnel costs

For the nine-month period ended September 30, 2011 our personnel costs decreased to $1,446,244 from $3,293,175 for the same period in 2010. This decrease of 56% or $1,846,931 is mainly attributable to lower charges related to equity awards under the stock compensation and stock option plan. For such grants we recorded $678,417 for the nine-month period ended September 30, 2011 and $2,740,137 for the same period in 2010.

Exploration costs

For the nine-month period ended September 30, 2011 we incurred exploration costs of $2,327,222 as compared to $880,367 for the same period in 2010. This is an increase of 164% or $1,446,855 and is mainly due to increased exploration activities in Mongolia.

Consulting fees

For the nine-month period ended September 30, 2011 we incurred consulting fees of $518,537 as compared to consulting fees of $938,967 for the same period in 2010. This is a decrease of 45% or $420,430 and is primarily attributable to a gain resulting from the quarterly revaluation of consultant stock options. For the nine-month period ended September 30, 2011, we recorded stock based compensation income of $(357,969) as compared to an expense of $256,459 for the same period in 2010.

Administrative costs

For the nine-month period ended September 30, 2011, we recorded administrative costs of $1,407,303 compared to $943,939 for the same period in 2010. This increase of 49% and $463,364 is mainly attributable to higher accounting and audit fees and also to higher travel expense and administrative costs related to our Mongolian project.

Non-operating income/expense

For the nine-month period ended September 30, 2011 we recorded a non-operating expense of $49,175,962 compared to a non-operating income of $71,631,867 for the same period in 2010. This is a decrease of $120,807,829 and mainly attributable to our investment in Petromanas.

For the nine-month period ended September 30, 2011, we recorded a decrease in fair value of investment in associate of $49,090,911. In the same period for 2010 we recorded a gain from sale of subsidiary of $57,850,918 and an increase in fair value in associate of $13,635,118 (together $71,486,036).

The Three-Month Period Ended September 30, 2011 Compared to the Three-Month Period Ended September 30, 2010

Net Income/Net Loss

Net loss for the three-month period ended September 30, 2011 was $36,185,111 as compared to net income of $9,618,213 for the same period in 2010. This is a decrease of $45,803,322 and is due primarily to our investment in Petromanas.

For the three-month period ended September 30, 2011, we recorded a decrease in fair value of investment in associate of $32,854,768. In the three-month period ended September 30, 2010 we recorded an increase in fair value of investment in associate (Petromanas) of $10,007,583. This was due primarily to a change in the market value of shares of Petromanas on the TSX Venture stock exchange (by way of illustration, on September 30, 2010, the closing price for one share of Petromanas common stock was CDN $0.345, while on September 30, 2011, the closing price for one share was CDN $0.125) .

Operating Expenses

Operating Expenses for the three-month period ended September 30, 2011 increased to $3,381,564 from $1,110,270 reported for the same period in 2010. This increase of 205% or $2,271,294 in our total operating expenses is due primarily to increased exploration activity in Mongolia and higher stock-based compensation expenses recorded in personnel costs.

Personnel costs

For the three-month period ended September 30, 2011 our personnel costs increased to $743,672 from $255,045 for the same period in 2010. This increase of 192% or $488,627 is mainly attributable to higher expenses related to equity awards granted under the stock compensation and stock option plans. For such grants we recorded in the three-month period ended September 30, 2011 $480,605 and $74,481 for the same period in 2010.

Exploration costs

For the three-month period ended September 30, 2011 we incurred exploration costs of $1,700,656 as compared to $268,345 for the same period in 2010. This increase of 534% or $1,432,311 is mainly attributable to higher exploration activity in Mongolia.

Consulting fees

For the three-month period ended September 30, 2011 we incurred consulting fees of $344,523 as compared to consulting fees of $277,948 for the same period in 2010. This is an increase of 24% or $66,575 and is mainly attributable to consulting fees related to our exploration project in Tajikistan.

Administrative costs

For the three-month period ended September 30, 2011 we recorded administrative costs of $579,223 compared to $295,737 for the same period in 2010. This increase of 96% or $283,486 is mainly attributable to higher accounting and audit fees and also to higher travel expense and administrative costs related to our Mongolian project.

Non-operating income/expense

For the three-month period ended September 30, 2011 we recorded a non-operating expense of $32,875,263 compared to a non-operating income of $10,729,107 for the same period in 2010. This is a decrease of $43,604,370 and mainly related to our investment in Petromanas.

For the three-month period ended September 30, 2011, we recorded a decrease in fair value of investment in associate of $32,854,768. In the same period for 2010 we recorded an increase in fair value in associate of $10,700,583.

Liquidity and Capital Resources

Our cash balance as of September 30, 2011 was $17,200,360. Our total current assets as of September 30, 2011 amounted to $17,685,179 and total current liabilities were $1,509,467 resulting in net working capital of $16,175,712.

Of the 200,000,000 common shares of Petromanas held by us, 110,000,000 were eligible for immediate resale without restriction as of September 30, 2011. The market value of these “freely tradable” shares was approximately $13,315,000 on September 30, 2011.

Shareholders’ equity as of September 30, 2011 was $39,579,439.

We expect that our liquidity is sufficient to implement our business plan for the next 12 months.

Cash Flows

Nine Months Ended	September 30
	2011	2010

Net Cash (used in) Operating Acticities	(4'659'509)	(4'697'640)
Net Cash provided by (used in ) Investing Activities	63'884	11'575'352
Net Cash provided by (used in ) Financing Activities	20'117'000	(4'421'880)

Change in Cash and Cash Equivalents during the Period	15'521'375	2'455'832

Operating Activities

Net cash used in operating activities of $4,659,509 for the nine-month period ended September 30, 2011 changed from net cash used of $4,697,640 for the same period in 2010. This is a decrease in net cash used in operating activities of $38,131. The decrease in net cash used in operating activities is primarily due to an increase in net working capital, partially offset by an increase in exploration costs.

Investing Activities

Net cash provided by investing activities of $63,884 for the nine-month period ended September 30, 2011 changed from net cash provided by investing activities of $11,575,352 for the same period in 2010. This decrease in cash provided by investing activities of $11,511,468 is mainly attributable to proceeds from sale of investment of $10,765,810 recorded in the nine-month period ended September 30, 2010 and changes in restricted cash.

Financing Activities

Net cash provided by financing activities of $20,117,000 for the nine-month period ended September 30, 2011 changed from net cash used of $4,421,880 for the same period in 2010. This is an increase of net cash provided by financing activities of $24,538,880 and is primarily due to net cash provided by the issuance of units of $19,877,000 for the nine-month period ended September 30, 2011. In the same period in 2010 cash was used to repay contingent convertible loans ($2,000,000), debentures ($4,000,000), promissory notes to shareholders ($540,646) and to settle a bank overdraft of $196,154 and cash was provided by warrant exercises ($2,260,958) and by the increase in refundable deposits ($53,962).

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months:

Expense	Amount
Geological & Geophysical	10'400'000
General & Administrative	3'300'000
Legal	280'000
Audit	300'000
Marketing	290'000
Total Expenses planned for next 12 months	14'570'000

Our monthly burn rate (excluding Geological & Geophysical) amounts to approximately $350,000. We believe that we will have sufficient money to fund our planned operations for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Developments

Since the end of our most recent fiscal year, the following developments have affected our operations or operations of the companies in which we participate.

Mongolia

Our 2011 work program in Mongolia is based on the integration of all available data acquired by Gobi Energy Partners (“Gobi”) from the region. We were concentrating on our two blocks – Block XIII, Tsagaan Els and Block XIV, ZuunBayan – and the area operated today by Dongsheng, which just finalized its field development. Gobi acquired this data by conducting its own surveys in recent years and from former operators as well as the local authorities. The data includes 431 wells and 951 km of 2D seismic in addition to several gravity surveys, field data and the results of last year’s seismic program.

This evaluation resulted in a work program consisting of up to 1700 km 2 D seismic covering 10 prospective areas over both blocks, identified by the integrated approach. The 2D survey is designed in 8 phases without any interruption between the phases; however, some phases show interdependencies. The contract with the seismic contractor is based on 532 km full fold as a firm program and a further 1,106 km full fold as an optional program.

Since the commencement of this program in August we have acquired 786 km full fold data and optioned up for 1063 km full fold data. The seismic quality is good and the chosen phased program approach has proved successful. Phases have changed due to the in time control and the survey has been adapted to the needs, i.e. we are concentrating on the prospective areas as defined by the key lines and leads defined during the survey. In the next report we hope to include a table showing the planned and actual data.

Sinopec Mongolia LLC (“Sinopec”), a wholly-owned subsidiary of China Petrochemical Corporation (Sinopec Group), is Gobi`s contractor for this seismic survey. Sinopec has extensive seismic experience in this area. Sinopec is using Sercel equipment for this survey. The total cost of the whole program, including mobilization and demobilization, is projected to be $4.2 million.

Using information from this seismic survey, we hope to spud the first well in the second quarter of 2012.

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

Ferghana Projects (Tajikistan, Kyrgyz Republic)

General

The following activities were performed for both projects:

-	Regional cross-section preparation
-	Fergana regional geology
-	Updated/improved Fergana fields directory
-	Maintain/improve well, seismic, map etc. database

Tajikistan

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

The following activities were performed during the three-months ended September 30, 2011:

-	Provided support for the approval process of the production sharing agreement with the Tajik Government.
-	Unification and update of resource evaluation of all Tajik prospect and leads (2011) ongoing, with inclusion of available and processed seismic.
-	Prospect and leads maturation - incl. mapping and re-mapping of both Western and NW PLs, data integration and seismic interpretation – continuing.
-	Seismic interpretation for West Supetau prospect evaluation incl. TWT to Depth conversion – ongoing.
-	Play analysis and HC charge model – improved.

-	Well design, data audit and drill planning for West Supetau-4 and Chkalovsk-1 (near to close gate 2) – continuing.
-	Kara Tau Consulting (Almaty) provided scouting information on Rigs, services and equipment availability in the region.
-	Developed procurement Policy for Tajik operations.
-	Preparation of Well Evaluation Program and Testing – continuing.
-	W-Supetau and Chkalovsk P-T analysis and prognosis – completed.
-	2011 seismic acquisition planning and update – completed.
-	Obtained approval for the seismic technical project (2011).
-	Chkalovsk drilling technical project preparation (audit and edit) - technical part completed and submitted for Tajik Government approval and cost evaluation – continuing.
-	Safety: Zero Lost Time Injuries.
-	Technical Database compilation and integration ongoing.
-	Draft production sharing agreement submitted for approval, decree has been signed by all 20 government ministries, numerous meetings held with various government officials and departments. Awaiting signature of the production sharing agreemet by the Prime Minister.
-	Mobilized seismic crew to Tajikistan and commenced seismic acquisition operations on August 6th 2011.
-	Seismic
	o	Total seismic recorded 263.37km
	o	SMNG (Russia) marine crew mobilisation in progress - currently in Novosibirsk, Russia on 21/10.
Expect to cross Kazakh/Russian border this coming week and travel via Almaty and Bishkek.
•	Drill well planning for Chkalovsk #1 (prop), West Sepatau #1 ( prop):
	o	Geological and Geophysical Prognosis.
	o	Preliminary Engineering Well Design.
	o	Preliminary Well Budget.

Kyrgyz Republic

South Petroleum Company, a closely held Kyrgyz company in which we own a 25% minority equity interest, continued its geological studies within the four license areas owned by it. Although we do not directly manage South Petroleum Company and we are not the operator of its project, we do receive periodic updates on the status of that project from the operator.

We are advised that the following activities were performed during the three-month ended September 30, 2011:

-	No Health and Safety Incidents during the 3rd Quarter
-	Reviewing all previous services and supply contracts for conformity and use in the year 2011/2012;
-	Providing drill planning and seismic operations support for Tajikistan
-	SPC general director and security advisor visited Dushanbe in September in support of seismic and drill planning.
-	Assisted in organizing a geological field trip to Tajikistan by Santos Geologists
-	Reviewed tax legislation and applicability to SPC operations and prepared operating model.
-	Provided support in meetings held in Dushanbe on the production sharing agreement: translation of documents;
-	In support of prospect delineation available geological and geophysical data has been interpreted. Old seismic lines have been interpreted and correlated with newly btained seismic data and well logging data of the earlier drilled wells. The available structural maps by the key Paleogene bed with delineation of the most potential prospects for drilling are regularly updated based on the result of this work. Further, it is expected to conduct a prognosis evaluation of such structures using all the acquired geological and geophysical data. Information on the earlier drilled wells, geological and geophysical data gathering and digitizing was on-going.

-	Updated oil and gas prospects within the license areas. This is intended to provide a basis for geological- economic evaluation and new prospect drill well location preparation.
-	In August, the Ministry of Natural Resources initiated verification of the fulfillment of the license agreement terms with an on-site visit. From the 18th to the 28th of August all the oil and gas companies on Jalal-Abad were checked. On August 24 the ministry experts visited the Nanai area for a field seismic work scope verification. SPC employees showed location of the planned Ala-Buka #1 well, and the place where some seismic lines pass. In September, all the oil and gas companies of Batken oblast were checked. On the 12th and 13th of September, the ministry experts visited the Soh, West Soh and Tuzluk areas to verify the scope of field seismic and drilling work. SPC employees showed the structures inferred for drilling, the place where some seismic lines pass and the drilled wells as well.

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

Chile

On January 29, 2010, we signed an agreement to assign our interest in our Chilean project in exchange for a return of all of the money that we have invested in this project to date and relief from all currently outstanding and future obligations in respect of the project. On April 14, 2011, we transferred all our rights, interests and obligations to Methanex Chile S.A. and Wintershall Chile Limitada. The Chilean Ministry of Energy authorized this transfer on April 28, 2011. On September 23, 2011, we received $72,000 from the new owners as reimbursement in full of our participation in the project.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Factual Allegations

During the initial phase of applying for our Chilean Exploration license, we formed a joint bidding group with Improved Petroleum Recovery Tranquillo Chile (commonly referred to as “IPR”) and a start-up company called Energy Focus Limitada. Each had a one-third interest. Of its own accord, Energy Focus left the bidding group. The three parties signed a side letter which provided that Energy Focus would have an option to rejoin the bidding group under certain conditions.

Even though Energy Focus has been asked many times to join the group by contributing its prorated share of capital, it has failed to do so. Despite this, Energy Focus claims that it is entitled to participate in the consortium at any future time, not just under certain conditions. We and IPR believe that Energy Focus no longer has any right to join the bidding group because the conditions specified in the side letter did not occur and can no longer occur.

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from our company and IPR, and our respective subsidiaries. Our company, IPR and our respective legal counsel are of the view that the Energy Focus claim is without merit, is brought in the wrong jurisdiction and that Energy Focus has failed to properly serve the parties. The courts of Santiago have dismissed the case, but the verdict is open for appeal. We believe that an estimate of the possible impact on future cash flows and financial conditions is not practicable.

Our management believes that the ultimate liability, if any, arising from the Energy Focus litigation will not have a material adverse effect on the financial condition or the results of future operations of our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Effective September 1, 2011, we entered into a consulting agreement with Brisco Capital Partners Corporation, an Alberta corporation with its principal place of business in Canada, for the provision of investor relations and marketing services to our company. The terms of this agreement were disclosed in our Form 8-K filed on September 12, 2011.

On September 22, 2011, following our annual general meeting of shareholders, our board of directors adopted a resolution providing for the compensation of our independent directors at an annual flat rate of approximately $16,475 (CHF 15,000). In addition, our board of directors adopted a resolution providing for the payment to each of our directors of a meeting fee in the amount of approximately $1,100 (CHF 1,000) for each board meeting (or, for the chairman, approximately $1,650 or CHF 1,500 for each board meeting) attended.

Effective November 1, 2011, we amended our by-laws to create two executive offices (the office of President and the office of the Chief Executive Officer) to perform the functions previously performed by the President of the Company and we appointed Dr. Werner Ladwein to the office of President and Mr. Peter-Mark Vogel to the office of Chief Executive Officer.

In his new position as President of our company, Dr. Ladwein will be provided with a monthly salary of approximately $18,650 (CHF 17,000) and an option to buy 4,000,000 shares of our common stock at an exercise price of $0.215.

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

3.3	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 1, 2011)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
4.2	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
4.3	Warrant Indenture dated May 6, 2011 with Equity Financial Trust Company (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Farm-In Agreement, dated October 4, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.3

Letter Agreement – Phase 2 Work Period with Santos International Operations Pty. Ltd, dated July 28, 2008 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)

Exhibit Number	Description
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

10.23	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.24	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.25	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)

Exhibit Number	Description
10.26	Termination Agreement dated July 31, 2010 with Erik Herlyn (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 16, 2010)
10.27	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.28	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.29	Share Placement/Purchase Agreement dated September 26, 2010 with Alexander Becker (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.30	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.31	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)
10.32	Form of Lock-Up Agreement with Raymond James Ltd. and executive officers and directors (incorporated by reference to an exhibit to our Registration Statement on Form S-1/A filed on April 28, 2011)
10.33	Escrow Agreement dated May 3, 2011 with Equity Financial Trust Company and our officers and directors (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.34	Consulting Agreement dated effective September 1, 2011 with Brisco Capital Partners Corporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 12, 2011)
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By
/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011

By
/s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2011