Form 10-K
period 2011-12-31
MANAS PETROLEUM Corp
filed 2012-03-30
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

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

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $42,141,367, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Bulletin Board on June 30, 2011 of $0.32 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 27, 2012, there were 172,467,292, shares of the registrant’s common stock issued and outstanding.

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

  planned use of the net proceeds from our public offering;

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

  our monthly burn rate of approximately $331,000 for our operating costs;

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

  current exchange and interest rates; and

  general economic and financial market conditions.

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

  political instability or changes of law in the countries we operate and the risk of terrorist attacks;

  incorrect assessments of the value of acquisitions;

  geological, technical, drilling and processing problems;

  other factors discussed under the section entitled “Risk Factors” beginning on page 17 of this annual report.

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

As used in this annual report, the terms “we”, “us”, and “our” refer to Manas Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, DWM Energy AG (formerly Manas Petroleum AG), a Swiss company, Manas Energia Chile Limitada, a Chilean company, Manas Petroleum of Chile Corporation, a Canadian company, and Manas Management Services Ltd., a Bahamian company, and its partially owned subsidiaries CJSC Somon Oil Company, a Tajikistan company, Gobi Energy Partners GmbH, a Swiss company, and Gobi Energy Partners LLC, a Mongolian company, and its 25% ownership interest in CJSC South Petroleum Company, a Kyrgyz company and its 31.7% ownership interest in Petromanas Energy Inc., a British Columbia company listed on the TSX Venture Exchange in Canada (TSXV: PMI), as the context may require.

Organizational Structure

The following chart reflects our current organizational structure:

*We are in the process of restructuring our organization. Currently, Gobi Energy Partners GmbH holds record title to 100% of our project in Mongolia and DWM Petroleum owns 100% of Gobi Energy Partners GmbH, but 26% of the beneficial interest in the shares of Gobi Energy Partners GmbH are held in trust for others (8% is held in trust for each of two investor groups and 10% is held in trust for Shunkhlai Group LLC, a Mongolian oil and gas company). After restructuring, DWM Petroleum AG is to hold 74% of Gobi Energy Partners GmbH.

On November 1, 2011, we transferred the shares of Manas Petroleum of Chile Corporation, a dormant British Columbia subsidiary, to a member of our board at no cost. This company had no business, assets or liabilities and we transferred it in order to prevent the costs of winding it up.

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

We carry out our operations both directly and through participation in ventures with other oil and gas companies. We are actively involved in projects in Mongolia and Tajikistan. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, and shares of CJSC South Petroleum Company, which is involved in a project in the Kyrgyz Republic.

Our executive offices are located in Switzerland.

Gobi Energy Partners LLC, a subsidiary of Gobi Energy Partners GmbH, operates a Mongolian oil and gas project owned by Gobi Energy Partners GmbH. This project consists of exploration licenses covering two blocks containing an aggregate of over 20,000 km2 (almost five million acres). This project is described in detail at page 5, below, under the heading “Mongolia”.

DWM Petroleum owns 25% of CJSC South Petroleum Company (“South Petroleum Company”), a closed joint stock company formed in the Kyrgyz Republic. Santos International Holding Pty Ltd., a subsidiary of Santos Ltd. (ASX: STO) owns 70% of South Petroleum Company and a Kyrgyz government entity, Kyrgyzneftgaz, owns the remaining five percent. South Petroleum Company holds four oil and gas exploration licenses located in the Kyrgyz Republic. Pursuant to a farm-in agreement dated October 4, 2006, as amended, Santos International Holding Pty Ltd. operates the exploration project being conducted on these four licenses. This project is described in detail at page 11, below, under the heading “Kyrgyz Republic”.

DWM Petroleum also owns 90% of CJSC Somon Oil Company (“Somon Oil”), a closed joint stock company formed in Tajikistan. Somon Oil Company owns two oil and gas exploration licenses located in Tajikistan. Pursuant to an option agreement dated December 10, 2007, Santos International Ventures Pty Ltd., another subsidiary of Santos Limited, has the right to farm in to a 70% interest on these two licenses and it is currently funding our oil and gas activities in Tajikistan. This project is described in detail at page 9, below, under the heading “Tajikistan”.

Manas Management Services Ltd., a wholly-owned Bahamian subsidiary of our company, owns 99% of Manas Energia Chile Limitada which, in turn, was one of the parties to a farm-out agreement in respect of a project located in Chile. In January 2010, we signed an agreement to transfer our interest in this Chilean project and on April 14, 2011, we transferred all our rights, interests and obligations in the project to Methanex and Wintershall. The Chilean Minister of Energy authorized this transfer on April 28, 2011. The cash payment for the transfer of the Company’s interest in the Chilean project of $72,000 was received on September 23, 2011 from the new owners. Financial implications of this disposal are discussed in Note 18, “Discontinued Operations”, to our financial statements.

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

Finally, we own 100% of DWM Energy AG (formerly Manas Petroleum AG), a Swiss registered company based in Baar, Switzerland and incorporated on August 29, 2007. We intend to use this company to consolidate properties at a later stage of our business development.

The Albania Transaction

On November 19, 2009, we entered into an arm’s length letter of intent with Petromanas Energy Inc. (formerly WWI Resources Ltd.), a Canadian public company whose common shares are listed on the Canadian TSX Venture Exchange, pursuant to which we agreed to sell our Albanian project in exchange for cash and common shares of Petromanas Energy Inc.

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

As consideration for these shares, DWM Petroleum AG received CAD$2,000,000 ($1,937,396) in cash on March 3, 2010, $350,000 on May 17, 2010 for compensation of operational expenses in Albania for January and February 2010 and 100,000,000 Petromanas Energy Inc. common shares in addition to the $917,723 advanced from Petromanas Energy Inc. in December 2009. Pursuant to the share purchase agreement, DWM Petroleum AG will be entitled to receive an aggregate of up to an additional 150,000,000 Petromanas Energy Inc. common shares as follows:

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

In addition, at closing Petromanas Energy Inc. funded Petromanas Albania GmbH with $8,500,000 to enable Petromanas Albania GmbH to repay advances made by DWM Petroleum AG and its predecessors in respect of the Albanian project.

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

On May 25, 2010, Petromanas Energy Inc., Petromanas Albania GmbH and DWM Petroleum AG amended the share purchase agreement entered into on February 12, 2010 to accelerate the release of these additional 100,000,000 common shares of Petromanas Energy Inc. to May 26, 2010. Petromanas Energy Inc. has issued to DWM Petroleum AG these additional 100,000,000 common shares of Petromanas Energy Inc., and DWM Petroleum AG now has ownership and control over 200,000,000 common shares of Petromanas Energy Inc., which represents approximately 31.7% of the issued and outstanding common shares of Petromanas Energy Inc., and the right to acquire a further 50,000,000 common shares of Petromanas Energy Inc. On December 14, 2010, Manas Adriatic GmbH changed its name to Petromanas Albania GmbH.

Overview of Our Projects

The following is a brief description of each of our current projects:

Mongolia

Gobi Energy Partners GmbH, a Swiss subsidiary of DWM Petroleum AG, owns record title to the exploration licenses for Blocks XIII and XIV. DWM Petroleum holds 16% of the beneficial ownership interest in Gobi Energy Partners GmbH in trust for two investor groups (each as to eight percent) and a further ten percent interest in trust for Shunkhlai Group LLC’s subsidiary, Wit Alliance Limited. Gobi Energy Partners LLC, a wholly-owned Mongolian subsidiary of Gobi Energy Partners GmbH, is the operator of the oil and gas project on Blocks 13 and 14.

Blocks XIII and XIV cover an aggregate of over 20,000 km2 (almost five million acres) of land located on Mongolia’s southern border in the central part of the East Gobi Rift oil and gas basin in southeastern Mongolia. Block XIII, also known as Tsagaan-Els, contains 11,590 km2 (2,863,951 acres) and Block XIV, also known as Zuunbayan, contains 8,731 km2 (2,157,477 acres). DWM Petroleum AG entered into production sharing contracts for these two blocks with the Mongolian government. These production sharing contracts, dated April 21, 2009, provide for a five-year exploration period (with two optional six month extensions allowed) that began on April 21, 2009, and a twenty-year exploitation period (with two five year extensions allowed). On May 31, 2011, these two production sharing contracts were assigned to Gobi Energy Partners GmbH as part of a restructuring.

The location of these blocks is set out in the map below:

The ten percent interest in Gobi Energy Partners GmbH that we hold in trust for Shunkhlai Group LLC results from a joint venture agreement with Shunkhlai Group LLC dated July 1, 2008 and the subsequent provision of advisory and consulting services to our company in the negotiation of the production sharing agreements for the two Blocks. On November 5, 2010, we entered into a cooperation agreement with Shunkhlai Group LLC pursuant to which we cancelled the July, 2008 joint venture agreement and agreed to that Shunkhlai Group LLC would own ten percent of Gobi Energy Partners GmbH after we restructured ownership of Blocks XIII and XIV. The cooperation agreement contemplates that Shunkhlai Group LLC will continue to provide consulting services to us on an ongoing basis and that we will issue ten percent of the total issued and outstanding common shares of Gobi Energy Partners GmbH to Wit Alliance Limited, a subsidiary of Shunkhlai Group LLC. We expect that these shares of Gobi Energy Partners GmbH will be subject to a unanimous shareholders’ agreement which will set out the rights and obligations of the shareholders, including restrictions on share transfers.

In our November 5, 2010 cooperation agreement with Shunkhlai Group LLC, we agreed to pay all of the exploration and overhead expenses contemplated in the work program and budget agreed upon between the parties during a five-year exploration period consisting of a first phase of one year, a second phase of two years and a third phase of two years. In the event of a commercial discovery, trade sale and/or a corporate market transaction, Shunkhlai Group LLC/Wit Alliance Limited has agreed to repay its proportionate share (10%) of exploration and overhead expenses incurred during phases 2 and 3, together with interest at a rate of eight percent per annum, provided, however, that we have agreed not to charge interest during 2010. Also, if Shunkhlai Group LLC or Wit Alliance Limited transfers its interest in Gobi Energy Partners GmbH to a third party, or if there is a change in control of Shunkhlai Group LLC or Wit Alliance Limited, Shunkhlai Group LLC will be required to repay its proportionate share of exploration and overhead expenses incurred during phases 2 and 3 together with all accrued interest.

The financial and work commitment of each production sharing contract for Blocks 13 and 14 is as follows:

Period	Contract Year	THE WORK PLAN	Cost	Investment per year (USD)
I	1	Collection and processing of geological data	150,000	625,000
		Reconnaissance of work of the block, 4000 km	40,000
		Geological mapping 500 km2	50,000
		Geological mapping 100 km2	30,000
		Geologic structural sections 400 km	140,000
		Lithologic-stratigraphical sections 1900m	95,000
		Paleontologic stratigraphical works	40,000
		Sampling 300	15,000
		Laboratory analytical works	35,000
		Data processing	30,000
II	2	Geological mapping 850 km2	85,000	825,000
		Geological mapping 400 km2	120,000
		Lithologic-stratigraphical sections 3200m	160,000
		Paleontologic stratigraphical works	80,000
		Sampling 800	40,000
		Laboratory analytical works	75,000
		Data processing	55,000
	3	Data processing	15,000	1,740,000
		Topographic geodesic works	50,000
		Exploration seismology 2D, 200 km	1,600,000
		Exploration seismology 3D, 5 km	75,000
III	4	Data processing	40,000	4,360,000
		Topographic geodesic works	20,000
		Exploration seismology 2D, 100 km	800,000
		Exploration seismology 3D, 20 km	300,000
		Preparation to drilling, well 1	30,000
		Well drilling, 1 well	2,870,000
		Log survey, 1 well	300,000
III	5	Data processing	50,000	6,900,000
		Preparation to drilling, well 2	60,000
		Well drilling, 2 well	5,740,000
		Log survey, 1 well	600,000
		Well test, 3 well	450,000
		TOTAL		14,450,000

There are no known reserves on either block. The primary exploration targets are anticipated to be sandstone reservoirs located between 425 meters (about 1,400 feet) and 2,500 meters (about 8,200 feet) below the surface.

Expenditures and Commitments

The following table sets forth the approximate work commitment amounts actually incurred by us pursuant to each production sharing contract for Blocks XIII and XIV during the periods indicated:

Production Sharing Contract	2008*	2009*	2010*	2011*
Block XIII	$179,573	$239,433	$693,203	$1,813,825
Block XIV	$179,573	$239,433	$693,203	$2,046,020

*actual figures, reported based on calendar year

The following table sets forth the approximate work commitment amounts to be incurred by us pursuant to each production sharing contract for Blocks XIII and XIV during the periods indicated:

Production Sharing Contract	2012**	2013**
Block XIII	$4,360,000	$6,900,000
Block XIV	$4,360,000	$6,900,000

**work commitment for contract years 4 and 5 (starting April 21 each year) of the production sharing contract

Operating Activities

Our 2011 work program in Mongolia was based on the integration of all available data acquired by Gobi Energy Partners LLC from the region. We concentrated on our two blocks - Block XIII, Tsagaan Els and Block XIV, ZuunBayan – and the area currently operated by Dongsheng, a wholly owned subsidiary of Sinopec, which recently received the production license for its fields. Gobi Energy Partners LLC acquired this data by conducting its own surveys in recent years and from former operators as well as the local authorities. The data includes 431 wells and 951 km of 2D seismic in addition to several gravity surveys, field data and the results of the previous year’s seismic program. The interpretation of this integrated data set was the basis for the design of a seismic program over all prospective areas in both blocks.

On July 12, 2011, Gobi Energy Partners LLC signed a 2D seismic survey contract with Sinopec Mongolia LLC, a wholly-owned subsidiary of Sinopec. Sinopec has extensive seismic experience in this area. The seismic contract with Sinopec provided for a firm program consisting of 532 km full fold data and an optional program of up to an additional 1,106 km full fold data. The program consisted of eight phases acquisition commenced after mobilization on August 25, 2011. A total of 1,311 km full fold data, 615 km in Block XIII and 696 km in Block XIV, was acquired without any incident. On November 25, 2011, Gobi Energy Partners LLC finished the seismic program after having acquired all necessary data to establish a prospect portfolio. The acquisition was based on a real time control (fast track processing and interpretation) and therefore permanently adapted to focus on the prospective zones. We believe this method saved at least one year’s worth of seismic work and related costs. Gobi Energy Partners LLC is using the winter months to interpret the data. The total cost of the program, including mobilization, demobilization, processing and quality control, was approximately $3.6 million. Seismic processing was finalized in January 2012 and interpretation is ongoing. Gobi Energy Partners LLC is currently focusing on six areas in an effort to enter into a drilling contract by the end of the first quarter of 2012 and spud the first well before the end of the second quarter.

Tajikistan

Through our wholly-owned subsidiary, DWM Petroleum AG, we own 90% of the issued and outstanding shares of CJSC Somon Oil Company (“Somon Oil”), a Tajikistan company originally formed in 2005. Anavak LLC owns the remaining 10%. Somon Oil owns two exploration licenses located in Tajikistan. One of these licenses, known as Zapadnaya, or the West license, was granted by the Tajikistan government on July 25, 2007; the other, known as Severo-Zapadnaya, or the North-West license, was granted by the Tajikistan government on July 27, 2009.

The locations of these licenses are shown on the map below:

Santos International Ventures Pty Ltd has an option to enter into a farm in agreement in respect of these licenses. Santos would acquire a 70% interest in Somon Oil from us in exchange for certain future expenditure commitments for the exploration and development of the licenses. The only outstanding hurdle for Santos to opt is the ratification of the PSA.

Currently, Santos International Ventures Pty Ltd. continues to fund current capital expenditures, as well as certain general and administrative costs of Somon Oil.

Expenditures and Commitments

The following table sets forth the approximate expenditures incurred by Santos International Ventures Pty Ltd. pursuant to the licenses during the periods indicated:

License	2007*	2008*	2009	2010	2011
West	$625,261	$465,818	Nil	$1,830,159	$519,962
North-West	Nil	Nil	Nil	$1,747,517	$4,333,961

*funded by using the option premium received from Santos International Ventures Pty Ltd.

The following table sets forth the approximate commitments pursuant to the licenses during the periods indicated:

License	2012	2013	2014
West	$4,510,000	$2,530,000	Nil
North-West	$120,000	$8,650,000	$8,660,000

The West License

The West license, which expires in October 2014, is located in the Fergana Basin and contains approximately 303,198 acres (approximately 1,227 km2). It contains a number of under-thrust leads and prospects including the Khodja-Bakirgan which is several kilometers north of South Petroleum Company’s South Tuzluk prospect in Kyrgyzstan (we own 25% of South Petroleum Company). Approximately 60% of the block in this license area is covered by former Soviet era seismic data. It is within this area that our targeted leads and prospects are found and the geological and structural setting appears to be very similar to South Petroleum Company’s Tuzluk prospect in Kyrgyzstan. Somon Oil has identified seven large under-thrust prospects that are located close to existing oil fields, all of which were originally identified by Soviet seismic.

The North-West License

In July 2009, Somon Oil was granted the North-west petroleum license which covers 2,492 km2 (615,784 acres) of exploration area and entitles the company to explore the area for a seven year term expiring in July 2016. The license area is located in the north part of the Sugd region, bordering on Uzbekistan and the Uzbek pipeline network. To the south-west the license area is adjacent with Somon Oil’s West license area. The seven year work program for the North West license contains 400 km of 2D seismic, 100 km2 of 3-D seismic and 2 deep wells. Existing exploration data within the North-West license area includes six wells and 1,100 km of 2D seismic which was acquired during Soviet exploration campaigns between 1964 and 1992. In case of discovery Somon Oil will have the exclusive right to develop and exploit the discovery. Somon Oil has targeted large four-way closure prospects in the North-West license area at a depth of 3.5 - 4.5 km.

There are no known reserves on either the West or the North-West license areas.

Operating Activities

During the second half of 2011, Somon Oil acquired 394.44 km of additional 2D seismic data and continued to plan for the first two wells. In addition, it mobilized a marine seismic crew from Khujand to the nearby Kayrakkum Reservoir, developed a procurement policy for continuing Tajik operations and assembled scouting information on rigs, services and equipment availability in the region.

During 2011, representatives of Somon Oil continued to negotiate the terms of a proposed production sharing agreement with the government. The finalization and ratification of the production sharing agreement is the last hurdle in order for Santos International Ventures Pty Ltd. to exercise its farm-in option.

Kyrgyz Republic (Project owned by South Petroleum Company)

Our wholly-owned subsidiary, DWM Petroleum AG, owns 25% of the issued shares of South Petroleum Company, a Kyrgyz company incorporated in 2004. Through its wholly-owned subsidiary, Santos International Holding Pty Ltd., Santos Limited owns 70% of South Petroleum Company and a Kyrgyz government entity, Kyrgyzneftgaz, owns the remaining five percent. Santos International Holding Pty Ltd. and DWM Petroleum AG are parties to a farm-in agreement dated October 4, 2006, as amended, and a majority shareholder agreement dated November 13, 2006.

South Petroleum Company originally owned five exploration licenses covering a total area of approximately 569,578 acres (or 2,305 km2). As discussed in more detail below, this area has been reduced and South Petroleum Company currently owns two of the original five licenses. In the farm-in agreement dated October 4, 2006, as amended, Santos International Holding Pty Ltd. agreed to fund and carry out petroleum exploration and appraisal activities on the license area in a two-phase work program. The overall commitment by Santos International Holding Pty Ltd. for Phase 1 ($11.5 million) and Phase 2 ($42 million) of this work program is $53.5 million. In addition, Santos International Holding Pty Ltd. is responsible for general administration and office overhead costs incurred by it in undertaking the work, which is estimated at $1,000,000 per year. Further details on the work programs are as follows:

  Phase 1 of the work program included the undertaking of geological studies at an estimated cost of $500,000, the reprocessing of up to 5,000 km of 2D seismic, if available and of high enough quality, at an estimated expenditure of $1,000,000 and the acquisition and processing of either 1,000 km of 2D seismic or a combination of 2D seismic and 3D seismic, up to a maximum expenditure of $10,000,000. Santos International Holding Pty Ltd. completed Phase 1 of the work program on October 24, 2008 and elected to begin Phase 2; and

  Phase 2 of the work program, which Santos International Holding Pty Ltd. commenced on December 2, 2008, includes drilling three exploration and three appraisal wells to a maximum expenditure of $7,000,000 per well. If Santos International Holding Pty Ltd. spends more than $43 million on these exploration and appraisal wells, we are required to pay 30% of the excess expenditure. Santos International Holding Pty Ltd. agreed to consult with, and endeavour to reach an agreement with, us on the location of the wells to be drilled during Phase 2. If we are unable to agree on any such location, Santos International Holding Pty Ltd. has the right to determine that location. Santos International Holding Pty Ltd. drilled the first two exploration wells during 2009. Santos International Holding Pty Ltd. had the right, to be exercised within 60 days of the completion of the second exploration well, to withdraw from the farm-in agreement. Santos International Holding Pty Ltd. did not exercise this right to withdraw.

Expenditures and Commitments

The following table sets forth the approximate amounts incurred by Santos International Holding Pty Ltd. pursuant to the licenses during the periods indicated:

License	2004	2005	2006	2007	2008	2009	2010	2011
Soh*	$35,179	$82,902	$59,622	$79,904	$2,023,116	$13,381,159	$475,963	$358,581
West Soh*	$11,726	$21,286	$24,469	$31,196	$1,045,330	$1,022,145	$348,173	$214,933
Tuzluk	$32,834	$63,054	$80,855	$995,283	$3,447,769	$3,821,728	$865,492	$691,902
Nanay	$25,798	$132,887	$89,891	$79,786	$1,861,501	$760,819	$1,023,702	$474,903
Naushkent*	$11,726	$5,486	$10,658	$13,954	$350,073	$613,336	$113,657	Nil

*The Naushkent license was relinquished in early 2011 due to lack of exploration potential. Review and reevaluation of the Kyrgyz assets in October 2011 resulted in the decision to reduce activities in Kyrgyzstan, to focus on the higher potential in Tajikistan and to withdraw after finalizing the re-evaluation and documentation. In consequence of this, in November 2011, the Ministry of Natural Resources revoked the Soh and West Soh licenses without any formal justifications. We have appealed this decision due to the timing.

The following table sets forth the approximate amounts to be incurred pursuant to the licenses during the periods indicated. It is not taking into account any results of the ongoing re-evaluation as it has not been finalized yet. Amounts designated for the Soh and West Soh license areas are contingent:

License	2012	2013	2014
Soh	$83,766	$3,601,936	$41,883
West Soh	$83,766	$41,883	$41,883
Tuzluk	$83,766	$3,162,165	$41,883
Nanai	$4,556,868	$10,471	Nil

Licenses

South Petroleum Company’s exploration licenses lie in the Fergana Basin. The Fergana Basin is an intermontane basin, the greater part of which lies mainly in the eastern part of Uzbekistan. South Petroleum Company has no known reserves on lands covered by these licenses.

The existing licenses are set to expire between January and May of 2013 but are automatically renewable for up to ten years once a report has been submitted to the Kyrgyz government detailing the progress of a work program and once the associated minimum expenditures have been made. Upon the discovery of reserves that may be commercially exploited, licenses can be exclusively converted into exploitation licenses.

Exploitation licenses are granted for 20 years with subsequent extensions depending on the depletion of the resource. There is a yearly fee payable to the government of approximately $150 per license and a minimum annual work program of $50 per km2 (approximately $113,200 per year for the land covered by all four licenses and approximately $73,650 for the land covered by the Tuzluk and Nanai Licenses). All taxes and work commitments on the four licenses are current. The current fiscal framework requires a 3% royalty, an excise tax of $1.90/bbl (exchange rate dependent), a local tax of 3% on gross revenues and a corporate tax of 10% payable to the Kyrgyz government on revenue from production from the areas covered by these licenses. The proposed fiscal framework will include a royalty of $0.145/mcf or $1.06/bbl, an excise tax of $4.94/bbl (exchange rate dependent), a bonus of 0.05% of reserve value ($350,000 for 10 MMBO, at $70/bbl).

The table below summarizes all four of the licenses; the map below sets out their locations. As re-evaluation and its documentation have not been finalized yet, the following descriptions of the licenses will be updated.

License	Area (km2 )	Date of Award	Date Renewed	Current Expiry Date
Nanai	999	July 9, 2004	February 5, 2009	January 28, 2013
Soh	631	April 29, 2004	June 21, 2010	May 12, 2013
West Soh	160	April 29, 2004	June 21, 2010	May 12, 2013
Tuzluk	474	April 29, 2004	June 21, 2010	May 12, 2013

Nanai Exploration License

The Nanai exploration license is located in the northern zone of the Fergana Basin bordering Uzbekistan to the south. South Petroleum Company has identified three structures in this zone called Alabuka 1, 2 and 3.

Soh and West Soh Exploration Licenses

The area covered by the Soh and West Soh exploration licenses is located in the southern zone of the Fergana Basin bordering Uzbekistan to the north.

Tuzluk Exploration License

The Tuzluk exploration license is located in the southern zone of the Fergana Basin bordering Tajikistan to the north. There are a number of established oilfields in this area (Beshkent-Togap, Tashravat, Tamchi, Karagachi) that have produced from the upper thrust sheet. These fields are excluded from the exploration license.

Operating Activities

During the year ended December 31, 2011 the following activities were performed:

- Re-mapping of Soh and West Soh prospect and lead areas;
- Unification and update of resource evaluation of all Kyrzgyz prospects and leads;
- Completed Tuzluk prospect and lead seismic re-processing;
- Provided support for the farm-out; and
- Provided drill planning and seismic support for Tajikistan.

Information provided pertaining to the exploration project in the Kyrgyz Republic owned by South Petroleum Company has been provided to our company by the operator of that project, with which we deal at arm’s length, and is included in this report in an effort to share that information with the public. Although we have no reason to doubt the accuracy of this information, we expressly disclaim responsibility therefor and make no representation or warranty that it is complete or correct.

Chile

On January 29, 2010, we signed an agreement to assign our interest in our Chilean project in exchange for a return of all of the money that we had invested in this project to date and relief from all currently outstanding and future obligations in respect of the project. On April 14, 2011, we transferred all our rights, interests and obligations to Methanex Chile S.A. and Wintershall Chile Limitada. The Chilean Ministry of Energy authorized this transfer on April 28, 2011. On September 23, 2011, we received $72,000 from the new owners as reimbursement in full of our participation in the project.

Competition

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies that have substantially greater technical, financial and operational resources and staff. We compete with these individuals and companies for desirable oil and gas leases, exploration and exploitation licenses, suitable properties for drilling operations and necessary drilling equipment, as well as for access to personnel and funds.

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

We have an interest in a venture licensed by the Kyrgyzstan government for the exploration and possible exploitation of land covering approximately 3,153 km2, we have an interest in a company that has entered into production sharing contracts with an agency of the Albanian government for the exploration and possible exploitation of land covering approximately 3,100 km2, we have licenses from the government of Tajikistan for the exploration of approximately 1,227 km2 of land and we have licenses from the government of Mongolia for the exploration and exploitation of approximately 20,957 km2 of land.

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

Employees

We have 24 full time employees, including our directors. Of our 24 employees, five are located in Switzerland and the rest are located in Mongolia and Tajikistan. Although we do not expect to increase our number of employees over the next twelve months, we are not currently able to predict if new employees will be employed in the coming twelve months. We outsource contract employment as needed and will continue to do so.

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

We participate in an oil and gas exploration project in the Kyrgyz Republic through our 25% interest in CJSC South Petroleum Company. Santos Limited, an Australian public company, owns 70% of CJSC South Petroleum Company through its wholly-owned subsidiary, Santos International Holdings Pty Ltd., and Santos International Holdings Pty Ltd. operates the project pursuant to a farm-in agreement. As the operator, Santos International Holdings Pty Ltd. makes most of the decisions about the exploration and development of this project. We cannot assure you that Santos International Holdings Pty Ltd. or its subsidiaries, affiliates, agents or management will make decisions concerning this project that are reasonable, profitable or in our best interest. Santos International Holdings Pty is carrying us up to $54 million on this project.

A substantial portion of our total assets is from our equity investment in one company.

As of December 31, 2011, the book value of our equity investment in Petromanas Energy Inc. was $29,366,063, representing approximately 67.0% of our total assets. As a result, our financial condition is directly tied to the change in value of our investment in Petromanas Energy Inc. Trading in shares of Petromanas Energy Inc., which is listed on the TSX Venture Exchange, is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with its operations or business prospects.

Our lack of diversification increases the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

We have or are involved in projects in Mongolia and Tajikistan. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, and shares of South Petroleum Company, which is involved in a project in the Kyrgyz Republic. We focus in oil and gas exploration and are represented in a limited number of countries in Asia and South-eastern Europe. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate.

We may not effectively manage the growth necessary to execute our business plan.

Our business plan anticipates an increase in the number of our strategic partners, equipment suppliers, manufacturers, dealers, distributors and customers. This growth could place significant strain on our current personnel, systems and resources. We expect that we will be required to hire qualified employees to help us manage our growth effectively. We believe that we may also be required to improve our management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems to support our desired growth. If we fail to manage our anticipated growth effectively, our business could be adversely affected.

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

None of our projects are located in the United States or Canada. We have or are involved in projects in Mongolia and Tajikistan. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, and shares of South Petroleum Company, which is involved in a project in the Kyrgyz Republic. As such, our business is subject to governmental, political, economic, and other uncertainties in Mongolia, Tajikistan, the Kyrgyz Republic, Chile and Albania including, by way of example and not in limitation, expropriation of property without fair compensation, changes in energy policies or the personnel administering them, delays caused by the extensive bureaucracy, nationalization, currency fluctuations and devaluations, exchange controls and royalty increases, changes in oil or natural gas pricing policy, renegotiation or nullification of existing concessions and contracts, changes in taxation policies, economic sanctions, restrictions on the repatriation of currency and the imposition of specific drilling obligations and the other risks arising out of foreign governmental sovereignty over the areas in which our operations (or those of our venture partners) are conducted, as well as risks of loss due to civil strife, acts of war, guerrilla activities, insurrections, the actions of national labour unions, terrorism and abduction.

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

Exploration and development of resource properties depends, in large part, on the ability to attract and maintain qualified key personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to attract and retain them. Our development now and in the future will depend on the efforts of key management figures, such as Heinz Scholz, the Chairman of our board of directors, Dr. Werner Ladwein, Executive Director and President, Peter-Mark Vogel, Chief Executive Officer, and Michael J. Velletta, Executive Director. The loss of any of these key people could have a material adverse effect on our business. We do not currently maintain key-man life insurance on any of our key employees.

There are potential conflicts of interest between our company and some of our directors and officers.

Some of our directors and officers are also directors and officers of other companies. Conflicts of interest could arise as a result of this. In addition, one of our directors has informed our company that he proposes to pursue non-petroleum resource opportunities in Mongolia. As of the date of this annual report and to the knowledge of our directors and officers, there are no existing conflicts of interest between our company and any of these individuals but situations may arise where directors and/or officers of our company may be in competition with our company. Any conflicts of interest will be subject to and governed by the law applicable to directors’ and officers’ conflicts of interest. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict is required to abstain from any discussion and vote for or against the approval of such participation or such terms. As a result, our board of directors will be deprived of that person’s experience and expertise, which could adversely affect the outcome.

Risks Associated with Our Business

We have not discovered any oil and gas reserves, and we cannot assure you that we ever will.

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

In recent years Mongolia, Tajikistan, the Kyrgyz Republic and Albania have all undergone substantial political, economic and social change. As in any emerging market, Mongolia, Tajikistan, the Kyrgyz Republic and Albania do not possess as sophisticated and efficient business, regulatory, power and transportation infrastructures as generally exist in more developed market economies. Investors in emerging markets should be aware that these markets are subject to greater risks than more developed markets, including in some cases significant legal, economic and political risks. Investors should also note that emerging economies are subject to rapid change and that the information set out herein may become outdated relatively quickly. We cannot predict what economic, political, legal or other changes may occur in these or other emerging markets, but such changes could adversely affect our ability to carry out exploration and development projects.

Particularly, the legal systems of Mongolia, Tajikistan, the Kyrgyz Republic and Albania are less developed than those of more established jurisdictions, which may result in risk such as: the lack of effective legal redress in the courts, whether in respect of a breach of law or regulation, or, in an ownership dispute, a higher degree of discretion on the part of governmental authorities, the delays caused by the extensive bureaucracy, the lack of judicial or administrative guidance on interpreting applicable laws and regulations, inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions, or relative inexperience of the judiciary and courts in such matters.

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

We are authorized to issue 300,000,000 shares of common stock and, as of March 27, 2012, 172,467,292 shares of our common stock were issued and outstanding. In addition, holders of warrants and options had, as of that date, the right to acquire up to an additional 64,784,015 number of shares of our common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital without the consent of any of our stockholders. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

Our directors and executive officers own approximately 23.6% of our outstanding common stock.

In the aggregate, our directors and executive officers own approximately 23.6% of our outstanding common stock and they have the right to exercise options and warrants that would permit them to acquire, in the aggregate, up to an additional 2.9% of our common stock within the next 60 days. As a result, our directors and executive officers as a group may have a significant effect in delaying, deferring or preventing any potential change in control of our company, be able to strongly influence the actions of our board of directors even if they were to cease being our directors and control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of other stockholders.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favourable terms or at all. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our principal executive office address is Bahnhofstrasse 9, 6341 Baar, Switzerland. Its telephone number is +41 (44) 718 10 30. Gobi Energy Partners LLC has an office in Ulan Bator, the capital of Mongolia. Somon Oil Company has offices in Dushanbe, the capital of Tajikistan, and Kudjant, which serve as base camps for geological expeditions for our operations in Tajikistan.

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

Oil and Gas Properties

The description of our oil and gas property interests is under the section entitled “ITEM 1. BUSINESS” beginning on page 5 starting with the subsection “Overview of Our Projects”.

ITEM 3. LEGAL PROCEEDINGS

Except as disclosed below, there are no pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our properties, or the properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

Litigation in Chile

Factual Allegations

During the initial phase of applying for our Chilean Exploration license, we formed a joint bidding group with Improved Petroleum Recovery Tranquillo Chile (commonly referred to as “IPR”) and a start-up company called Energy Focus Limitada (“Energy Focus”). Each had a one-third interest. Of its own accord, Energy Focus left the bidding group. The three parties signed a side letter which provided that Energy Focus would have an option to rejoin the bidding group under certain conditions.

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

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from our company and IPR, and our respective subsidiaries. Our company, IPR and our respective legal counsel are of the view that the Energy Focus claim is without merit, that it was brought in the wrong jurisdiction and that Energy Focus has failed to properly serve the parties. The courts of Santiago have dismissed the case, but the verdict is open for appeal. Our management believes that the ultimate liability, if any, arising from the Energy Focus litigation will not have a material adverse effect on the financial condition, the results of future operations or cash flows of our Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority, on the over the counter market of Pink OTC Markets Inc., under the name “Manas Petroleum Corporation” and the symbol “MNAP”.

On May 6, 2011, our common stock and 44,950,500 common share purchase warrants issued by our company on that date were listed on the TSX Venture Exchange in Canada.

Quotations of our common stock on all three of these markets have been sporadic, and trading volume has been low. The trading symbol for our common stock on the OTC Bulletin Board is “MNAP”, while the trading symbol for our common stock on the TSX Venture Exchange is “MNP”. The trading symbol for the warrants listed on the TSX Venture Exchange is “MNP.WT”. The CUSIP number for our common stock is 56176Q 10 2; the CUSIP number for our listed warrants is 56176Q 110.

Set forth below are the range of high and low bid quotations for our common stock from the OTC Bulletin Board and high and low closing prices for our common stock from the TSX Venture Exchange for each fiscal quarter during the fiscal years ended December 31, 2011 and 2010. The market quotations were obtained from the OTC Bulletin Board and the TSX Venture Exchange, respectively, and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

	TSX Venture Exchange		OTC Bulletin Board
	(Canadian Dollars)		(US Dollars)
Quarter Ended	High	Low	High	Low
March 31, 2010	N/A	N/A	$0.95	$0.522
June 30, 2010	N/A	N/A	$0.85	$0.51
September 30, 2010	N/A	N/A	$0.57	$0.30
December 31, 2010	N/A	N/A	$0.63	$0.30
March 31, 2011	N/A	N/A	$0.70	$0.30
June 30, 2011	$0.48	$0.29	$0.56	$0.25
September 30, 2011	$0.35	$0.21	$0.37	$0.10
December 31, 2011	$0.22	$0.11	$0.19	$0.10

On March 27, 2012, the closing price for our common stock as reported by the OTC Bulletin Board was US$0.22 and the closing price of our common stock on the TSX Venture Exchange was CDN$0.21.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer. Its address is 15500 Roosevelt Boulevard, Suite 301Clearwater, FL 33760. The co-transfer agent for our common stock, and the transfer agent for our listed warrants, is Equity Financial Trust Company, 1185 West Georgia Street, Suite 1620, Vancouver B.C. V6E 4E6.

Holders of Common Stock

As of March 27, 2012, there were approximately 500 registered holders of record of our common stock. As of such date, 172,467,292 shares were issued and outstanding.

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

We have no long-term incentive plans, other than the Stock Option Plans described below.

Stock Option Plans

2007 Omnibus Stock Option Plan

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

  select who will participate in our 2007 Omnibus Stock Option Plan and what awards they will be granted;

  determine the time at which awards shall be granted and any terms and conditions, within the limits of the 2007 Omnibus Stock Option Plan, of such awards; and

  resolve all questions relating to the administration of the 2007 Omnibus Stock Option Plan.

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

Our Board of Directors may grant awards under the 2007 Omnibus Stock Option Plan that provide the recipient with the right to purchase common stock or that are valued by reference to the fair market value of the common stock (including, but not limited to, phantom securities or dividend equivalents). Such awards shall be in a form determined by our Board of Directors, as long as such awards are not inconsistent with the terms and purposes of our 2007 Omnibus Stock Option Plan. Our Board of Directors determines the price of any such award and may accept any lawful consideration.

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

Because our shares of common stock are listed on the Canadian TSX Venture Exchange, certain provisions mandated by the policies of that stock exchange restrict our ability to make certain grants to persons in specified categories.

The following table summarizes certain information regarding our 2007 Omnibus Stock Option Plan as at December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	9,250,000	$0.51	3,007,181
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	9,250,000	$0.51	3,007,181

2011 Stock Option Plan

On September 22, 2011, our Board of Directors adopted and our shareholders approved our 2011 Stock Option Plan. The purpose of our 2011 Stock Option Plan is to advance the interests of our company by encouraging our directors, officers, employees and consultants to acquire shares of our common stock, thereby increasing their proprietary interest in our company, encouraging them to remain associated with our company and furnishing them with additional incentive in their efforts on behalf of our company in the conduct of their affairs.

The shares of our common stock to be offered under our 2011 stock option plan are to consist of stock options to acquire up to a maximum of 10% of the number of issued and outstanding shares of our common stock at the time of the grant. The aggregate number of shares of our common stock to be delivered upon the exercise of all stock options granted under our 2011 Stock Option Plan is not to exceed the maximum number of shares of our common stock permitted under the rules of any stock exchange on which the shares of our common stock are then listed or other regulatory body having jurisdiction. If any stock option granted under our 2011 Stock Option Plan expires or terminates without having been exercised in full, the unpurchased shares of our common stock will again be available for the purpose of our 2011 Stock Option Plan.

Our 2011 Stock Option Plan is to be administered by our board of directors or by a special committee of directors appointed by our board of directors. Our board of directors, or if appointed our special committee of directors may designate bona fide directors, officers, employees or consultants of our company or a subsidiary of our company, or a company that is wholly owned by a bona fide director, officer, employee or consultant of our company or a subsidiary of our company to whom stock options to purchase shares of our common stock may be granted and the number of shares of our common stock to be optioned to each, subject to the terms of our 2011 Stock Option Plan.

The number of shares of our common stock subject to stock options granted to an optionee, other than a consultant or an employee conducting investor relations activities, must be determined by our board of directors or by a special committee of our board of directors, if one has been appointed, but no optionee, where our company is listed on any stock exchange, must be granted stock options which cover a number of shares of our common stock which exceed the maximum number of shares permitted under any stock exchange on which shares of our common stock are then listed or other regulatory body having jurisdiction, which maximum number of shares is presently an amount equal to 5% of the then issued and outstanding shares of our common stock (on a non-diluted basis) in any 12 month period unless our company receives disinterested shareholder approval.

The maximum number of shares of our common stock subject to stock options that may be granted to an optionee who is a consultant is presently limited to an amount equal to 2% of the then issued and outstanding shares of our common stock (on a non-diluted basis) in any 12 month period. The maximum number of shares of our common stock subject to stock options that may be granted to all persons in aggregate who are employed to perform investor relations activities is presently limited to an amount equal to 2% of the then issued and outstanding shares of our common stock (on a non-diluted basis) in any 12 month period and such stock options must vest in stages over a 12 month period with no more than 1/4 of the stock options vesting in any 3 month period. Other than the foregoing, our board of directors or our special committee of the board of directors, if one has been appointed, subject to the policies of the TSX Venture Exchange, may determine and impose terms upon which each stock option become vested.

The exercise price of any stock options granted under our 2011 Stock Option Plan must be determined by the our board of directors or a special committee of our board of directors, if one is appointed, but may not be less than the price permitted by any stock exchange on which shares of our common stock are then listed or other regulatory body having jurisdiction, which minimum exercise price is currently not less than the discounted market price as defined by the policies of the TSX Venture Exchange. In addition, the minimum exercise price of stock options granted to the optionees who are subject to tax in the United States must not be less than the fair market value of the shares covered by such stock options on the date the stock options are granted. The minimum exercise price of shares of our common stock covered by the stock options cannot be established unless the stock options are allocated to a particular optionee.

The exercise of any stock option is contingent upon our receipt of a written notice of exercise, accompanied by cash payment, certified cheque or bank draft for the full purchase price of shares of our common stock with respect to which the stock option is exercised.

The term of any stock options granted under our 2011 stock option plan must be determined by our board of directors, or by a special committee of our board of directors, if one is appointed, at the time of grant but, subject to earlier termination in the event of cessation as a director, officer, employee or consultant or in the event of death. The term of any stock options granted under our 2011 stock option plan may not exceed the maximum period permitted by any stock exchange on which shares of our common stock are then listed or other regulatory body having jurisdiction, which maximum period is presently 10 years from the date of grant.

If an optionee who is a director, officer employee or consultant of our company or a subsidiary of our company ceases to act in that capacity (for a reason other than death), the optionee may, but only within 90 days (30 days for an optionee who is engaged in investor relations activities on behalf of our company) after ceasing to be a director, officer, employee or consultant, exercise his stock options to the extent he was entitled to exercise them at the date of such cessation.

In the event of the death of an optionee, the stock options previously granted to him are exercisable only within 12 months next succeeding such death and then only by the person or persons to whom the optionee’s rights under the stock options pass by the optionee’s will or the laws of descent and distribution and if and to the extent that he was entitled to exercise the stock options at the date of his death.

The stock options are not transferable or assignable unless specifically provided in our 2011 Stock Option Plan. During the lifetime of an optionee, the stock options may only be exercised by the optionee.

The shares of our common stock will not be issued with respect to a stock option unless the exercise of such stock option and the issuance and delivery of such shares comply with applicable securities laws and the rules of any applicable stock exchange and stock quotation system. The optionee must pay us promptly upon exercise of a stock option or, if later, the date that the amount of such obligations becomes determinable, all applicable federal, state, local and foreign withholding taxes resulting upon exercise of a stock option or otherwise related to a stock option or shares of our common stock acquired in connection with a stock option.

Our board of directors, or a special committee of our board of directors, if one has been appointed, may at any time terminate our 2011 Stock Option Plan. Our board of directors may, subject to such approvals as may be required under the rules of any stock exchange on which our common stock is then listed or other regulatory body having jurisdiction, also at any time may amend or revise the terms of our 2011 stock option plan, provided that no such amendment or revision alters the terms of any stock options theretofore granted under our 2011Stock Option Plan.

The following table summarizes certain information regarding our 2011 Stock Option Plan as at December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	9,600,000	$0.21	7,646,729
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	9,600,000	$0.21	7,646,729

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2011, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this annual report beginning at page 35 below. This discussion contains forward looking statements reflecting our current expectations and estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the sections of this annual report titled “Risk Factors” beginning at page 17 above and “Forward-Looking Statements” beginning at page 1 above.

Overview

We are in the business of exploring for oil and gas, primarily in Central and East Asia and the Balkans. In particular, we focus on underexplored areas. If we discover sufficient reserves of oil or gas, we intend to exploit them. Although we are currently focused primarily on projects located in certain geographic regions, we remain open to attractive opportunities in other areas. We do not have any known reserves on any of our properties.

We carry out our operations both directly and through participation in ventures with other oil and gas companies. We are involved in projects in Mongolia and Tajikistan and, until recently, a project in Chile. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, and shares of CJSC South Petroleum Company, which is involved in a project in the Kyrgyz Republic.

We have no operating income yet and, as a result, depend upon funding from various sources to continue operations and to implement our growth strategy.

Results of Operations

Net Income/Net Loss

For the year ended December 31, 2011, we had net loss of $53,015,719 as compared to a net income of $74,442,353 for the same period in 2010. This decrease in our net income is mainly attributable to non-operating income, which includes a loss in the fair value of investment in associate (Petromanas Energy Inc.) of $(42,891,819). During the same period in 2010, we recorded in February a gain from sale of subsidiary of $57,850,918 and a subsequent increase in the fair value of investment in associate of $25,851,061.

Operating Expenses

For the year ended December 31, 2011, our operating expenses increased by 7% to $10,060,263 from $9,421,318 reported for the same period in 2010. For the year ended December 31, 2011, we incurred higher exploration costs and higher administrative costs, while we recorded lower personnel costs and consulting fees.

Personnel Costs

For the year ended December 31, 2011, we incurred personnel costs of $2,258,383 as compared to $3,700,864 for the same period in 2010. This 39% decrease in our personnel costs is mainly attributable to lower stock-based compensation charges, which are non-cash. In 2011, we recorded stock-based or stock option-based compensation charges under personnel costs of $926,713 compared to $2,869,758 for 2010.

Exploration Costs

For the year ended December 31, 2011, we incurred exploration costs of $4,699,518 as compared to $1,965,606 for the same period in 2010. This increase of 139% mainly occurred in connection with our work program in Mongolia.

Depreciation

For the year ended December 31, 2011, we recorded depreciation of $47,822 as compared to $64,951 for the same period in 2010. This decrease of 26% is mainly attributable to the deconsolidation of our Albanian subsidiary as of February 24, 2010.

Consulting Fees

For the year ended December 31, 2011, we recorded consulting fees of $976,870 as compared to $2,263,856 for the same period in 2010. This decrease of 57% is mainly attributable to lower stock-based compensation charges. For the year ended December 31, 2011, we recorded a gain as a result of the quarterly revaluations of consultant stock options of $407,589 as compared to an expense of $1,306,903 for the same period in 2010.

Administrative Costs

For the year ended December 31, 2011, we recorded administrative costs of $2,077,670 as to $1,426,041 for the same period in 2010. This increase of 46% is mainly attributable to higher administrative costs incurred at the corporate level in connection with accounting and investor relations, and to higher administrative costs related to our operations in Mongolia and to new ventures (in Tajikistan we incurred lower administrative costs).

Non-Operating Income/Expense

For the year ended December 31, 2011, we recorded a non-operating expense of $43,006,776 as compared to a non-operating income of $83,866,319 for the same period in 2010. This is a decrease of $126,873,095 and is mainly attributable to two components:

  Firstly, we recorded for the year ended December 31, 2011 a loss in fair value in associate of $42,891,819 as compared to an income of 25,851,061 for the same period in 2010; and

  Secondly, we recorded for the year ended December 31, 2011 an income from the sale of our subsidiary of $0 as compared to $57,850,918 for the same period in 2010.

Liquidity and Capital Resources

Our cash balance as of December 31, 2011 was $13,629,370. Shareholders’ equity as of December 31, 2011 was $41,621,337. As of December 31, 2011, total current assets were $14,134,056 and total current liabilities were $2,117,488, resulting in net working capital of $12,016,568. Of our cash balance as of December 31, 2011, $13,355,669 was on bank accounts of Manas Petroleum Corp. and $273,701 on accounts of subsidiaries. Since our company considers foreign subsidiaries to be permanently invested, taxes will be due in the event of repatriation.

On May 6, 2011, we completed a public offering of units pursuant to a long form prospectus filed in all of the Provinces of Canada except Quebec and a registration statement filed with the Securities and Exchange Commission on Form S-1 in the United States. In the offering, we sold a total of 44,450,500 units at a price of $0.50 per unit for aggregate gross proceeds of $22,225,250. Each unit consisted of one share of our common stock and one common share purchase warrant. Each common share purchase warrant entitles the purchaser to purchase one additional share of our common share until May 6, 2014 at a purchase price of $0.70 per share. Raymond James Ltd. acted as agent in the offering. As consideration for its assistance, we paid to Raymond James a cash commission equal to 6.75% of the gross proceeds of the offering (i.e. $1,500,204) and reimbursed Raymond James for expenses. In addition, our company issued to Raymond James agents' warrants that entitle Raymond James to purchase 1,333,515 shares of our common stock at a purchase price of $0.60 per share until May 6, 2013.

Cash Flows

	Year Ended December 31
	2011	2010
Net Cash used in Operating Activities	(8,130,731)	(6,488,168)
Net Cash provided by Investing Activities	13,098	11,579,109
Net Cash provided by (used in) Financing Activities	20,089,590	(4,235,779)
Change in Cash and Cash Equivalents during the Period	11,971,957	855,162

Operating Activities

Net cash used in operating activities of $8,130,731 for the year ended December 31, 2011 has increased from net cash used of $6,488,168 for the same period in 2010. This increase of 25% is mainly attributable to increased exploration costs in connection with our activities in Mongolia.

Investing Activities

Net cash provided by investing activities of $13,098 for the year ended December 31, 2011 decreased from $11,579,109 for the same period in 2010. This decrease is mainly attributable to lower proceeds from sale of investment of $72,000 for the year ended December 31, 2011 (Disposal of Chilean component) as compared to $10,765,810 for the same period in 2010 when we recorded our sale of Manas Adriatic GmbH.

Financing Activities

Net cash provided by financing activities of $20,089,590 for the year ended December 31, 2011 has changed from net cash used of $4,235,779 for the same period in 2010. This increase is mainly attributable to net cash provided by the issuance of the public offering units of $19,877,000. In the same period in 2010 cash was mainly used to repay contingent convertible loans ($2,000,000), debentures ($4,000,000), promissory notes to shareholders ($540,646) and to settle a bank overdraft of $196,154. During the year ended December 2010, proceeds from the exercise of warrants and options positively affected cash flow from financing activities by $2,260,959 and $240,062, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months:

Expense	Amount
Exploration	8,220,000
General & Administrative	3,300,000
Legal	170,000
Audit & Tax	270,000
Marketing	230,000
Total Expenses planned for next 12 months	12,190,000

We believe that our cash balance of $13,629,370 will be sufficient to cover expected cash expenses of $12,190,000 and to settle accounts payable of $1,194,844 in the next 12 months.

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

Equity investment measured at fair value

For one of our investment in associates, we have elected the fair value option in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, for the subsequent measurement of the investment in associate. The shares of this investment in associate are traded on an active market and the quoted market price represents a readily determinable fair value and can be taken as a basis for the calculation of the fair value. Since the shares of our investment in associate are held in escrow and are subject to hold periods and an escrow release schedule, we apply an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the company has issued.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations And Comprehensive Income/(Loss)
Consolidated Cash Flow Statements
Consolidated Statements of Shareholders’ Equity (Deficit)
Notes to the Consolidated Financial Statements

Phone +41 44 444 35 55 Fax +41 44 444 37 66 www.bdo.ch	BDO Visura International AG Fabrikstrasse 50 CH-8031 Zurich

Report of Independent Registered Public Accounting Firm

Board of Directors
Manas Petroleum Corporation (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Manas Petroleum Corporation (An Exploration Stage Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income / (loss), statements of shareholders’ equity (deficit), and cash flow statements for the years ended December 31, 2011 and 2010 and the period from May 25, 2004 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Manas Petroleum Corporation for the period from inception to December 31, 2008. Such statements are included in the cumulative inception to December 31, 2011 totals of the statements of operations and cash flows and reflect total revenues and net losses of $1,375,728 and $44,204,915, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2008, included in the cumulative totals, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manas Petroleum Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period from May 25, 2004 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Zurich, March 30, 2012

BDO Visura International AG

Andreas Wyss	Christoph Tschumi

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	12.31.2011	12.31.2010
	USD	USD
ASSETS
Cash and cash equivalents	13,629,370	1,736,571
Restricted cash	102,735	87,063
Accounts receivable	45,699	31,090
Prepaid expenses	356,252	337,124
Total current assets	14,134,056	2,191,848

Tangible fixed assets	80,829	85,420
Investment in associate	238,304	238,304
Investment in associate (Petromanas)	29,366,063	72,257,882
Total non-current assets	29,685,196	72,581,606

TOTAL ASSETS	43,819,252	74,773,454

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	1,194,844	103,129
Accrued expenses professional fees	200,020	277,762
Accrued expenses exploration costs	237,657	-
Other accrued expenses	272,377	96,110
Refundable deposits	212,590	-
Total current liabilities	2,117,488	477,001

Pension liabilities	80,427	55,522
Total non-current liabilities	80,427	55,522

TOTAL LIABILITIES	2,197,915	532,523

Temporary equity (common stock USD 0.001 par value, 0 and 6,454,993 shares, respectively)	-	2,517,447

Common stock (300,000,000 shares authorized, USD 0.001 par value, 172,467,292 and 124,987,393 shares, respectively, issued and outstanding)	172,467	124,987
Additional paid-in capital	76,702,841	53,836,749
Retained earnings/(deficit) accumulated during the exploration stage	(35,304,972)	17,710,747

Accumulated other comprehensive income
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	41,621,337	71,723,484

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	43,819,252	74,773,454

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the year ended		Period from
			05.25.2004
			(Inception) to
	12.31.2011	12.31.2010	12.31.2011
	USD	USD	USD
OPERATING REVENUES
Other revenues	-	-	1,375,728
Total revenues	-	-	1,375,728

OPERATING EXPENSES
Personnel costs	(2,258,383)	(3,700,864)	(27,805,246)
Exploration costs	(4,699,518)	(1,965,606)	(13,336,656)
Depreciation	(47,822)	(64,951)	(279,969)
Consulting fees	(976,870)	(2,263,856)	(11,134,846)
Administrative costs	(2,077,670)	(1,426,041)	(15,376,419)
Total operating expenses	(10,060,263)	(9,421,318)	(67,933,136)

Gain from sale of investment	-	-	3,864,197
Loss from sale of investment	-	-	(900)
Operating loss	(10,060,263)	(9,421,318)	(62,694,111)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	(79,158)	76,748	142,735
Changes in fair value of warrants	-	533,223	(10,441,089)
Warrants issuance expense	-	-	(9,439,775)
Gain from sale of subsidiary	-	57,850,918	57,850,918
Change in fair value of investment in associate	(42,891,819)	25,851,061	(17,040,758)
Interest income	560	5,985	604,016
Interest expense	(36,359)	(334,566)	(2,607,124)
Loss on extinguishment of debt	-	(117,049)	(117,049)
Income/(Loss) before taxes and equity in net loss of associate	(53,067,039)	74,445,002	(43,742,237)

Income taxes	(343)	(2,649)	(10,932)
Equity in net loss of associate	-	-	(24,523)
Net income/(loss) from continuing operations	(53,067,382)	74,442,353	(43,777,692)

DISCONTINUED OPERATIONS
Gain from divestiture	51,663	-	51,663
Operating expenses	-	-	(647,213)
Income/(Loss) from discontinued operations	51,663	-	(595,550)

Net income/(loss)	(53,015,719)	74,442,353	(44,373,242)

Net loss attributable to non-controlling interest	-	-	(18,700)
Net income/(loss) attributable to Manas	(53,015,719)	74,442,353	(44,391,942)

Currency translation adjustment attributable to Manas	-	-	51,001
Net comprehensive income/(loss) attributable to Manas	(53,015,719)	74,442,353	(44,340,941)

Net comprehensive loss attributable to non-controlling interest	-	-	18,700
Net comprehensive income/(loss)	(53,015,719)	74,442,353	(44,322,241)

Weighted average number of outstanding shares (basic)	159,882,153	121,894,631	116,393,049
Weighted average number of outstanding shares (diluted)	159,882,153	124,533,272	116,393,049

Basic earnings/(loss) per share attributable to Manas	(0.33)	0.61	(0.38)
Basic earnings/(loss) per share - continuing operations	(0.33)	0.61	(0.37)
Basic earnings/(loss) per share - discontinuing operations	0.00	-	(0.01)
Diluted earnings/(loss) per share attributable to Manas	(0.33)	0.60	(0.38)
Diluted earnings/(loss) per share - continuing operations	(0.33)	0.60	0.37
Diluted earnings/(loss) per share - discontinuing operations	0.00	-	(0.01)

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CASH FLOW STATEMENT

	For the year ended		Period from
			05.25.2004
			(Inception) to
	12.31.2011	12.31.2010	12.31.2011
	USD	USD	USD
OPERATING ACTIVITIES

Net income/(loss)	(53,015,719)	74,442,353	(44,373,242)

To reconcile net income/(loss) to net cash used in operating activities

Gain from sale of subsidiary	-	(57,850,918)	(57,850,918)
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	-	900
Gain from divestiture of discontinued operations	(72,000)	-	(72,000)
Change in fair value of investment in associate	42,891,819	(25,851,061)	17,040,758
Equity in net loss of associate	-	-	24,523
Depreciation	47,822	64,951	279,969
Amortization of debt issuance costs	-	112,619	349,910
Warrant issuance expense / (income)	-	(533,223)	19,880,864
Exchange differences	79,158	(76,748)	(142,735)
Non cash adjustment to exploration costs	-	(204,753)	(204,753)
Non cash interest income	-	(25,619)	(25,619)
Interest expense on contingently convertible loan	-	29,893	236,798
Loss on extinguishment of contingently convertible loan	-	83,202	83,202
Interest expense on debentures	-	78,974	764,142
Loss on extinguishment of debentures	-	33,847	33,847
Stock-based compensation	519,124	4,176,661	26,207,901
Decrease / (increase) in receivables and prepaid expenses	(33,737)	141,140	(398,386)
(Decrease) / increase in accounts payables	1,091,715	(480,499)	685,475
(Decrease) / increase in accrued expenses	336,182	(655,005)	635,845
Change in pension liability	24,905	26,018	80,427
Cash flow used in operating activities	(8,130,731)	(6,488,168)	(40,627,289)

INVESTING ACTIVITIES

Purchase of tangible fixed assets and computer software	(43,230)	(8,526)	(476,185)
Sale of tangible fixed assets and computer software	-	-	79,326
Proceeds from sale of investment	72,000	10,765,810	14,837,810
Decrease / (increase) restricted cash	(15,672)	821,824	(102,735)
Acquisition of investment in associate	-	-	(67,747)
Cash flow from investing activities	13,098	11,579,109	14,270,469

FINANCING ACTIVITIES

Contribution share capital founders	-	-	80,019
Issuance of units	22,225,250	-	37,282,734
Issuance of contingently convertible loan	-		1,680,000
Issuance of debentures	-		3,760,000
Issuance of promissory notes to shareholders	-		540,646
Repayment of contingently convertible loan	-	(2,000,000)	(2,000,000)
Repayment of debentures	-	(4,000,000)	(4,000,000)
Repayment of promissory notes to shareholders	-	(540,646)	(540,646)
Proceeds from exercise of options	-	240,062	240,062
Issuance of warrants	-	-	670,571
Proceeds from exercise of warrants	-	2,260,959	2,260,959
Cash arising on recapitalization	-	-	6,510
Shareholder loan repaid	-	-	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Repayment of bank loan	-	-	(2,520,000)
Increase in bank loan	-	-	2,520,000
Increase in short-term loan	-	-	917,698
Payment of unit issuance costs	(2,348,250)	-	(2,348,250)
Payment of debt issuance costs	-	-	(279,910)
(Decrease) / increase in bank overdraft	-	(196,154)	-
Increase / (decrease) in refundable deposits	212,590	-	212,590
Cash flow (used in) / from financing activities	20,089,590	(4,235,779)	39,750,871

Net change in cash and cash equivalents	11,971,957	855,162	13,394,051

Cash and cash equivalents at the beginning of the period	1,736,571	804,663	-
Currency translation effect on cash and cash equivalents	(79,158)	76,748	235,319
Cash and cash equivalents at the end of the period	13,629,370	1,736,571	13,629,370

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay unit issuance costs	280,172	-	280,172
Warrants issued to pay placement commission expenses	-	-	2,689,910
Debenture interest paid in common shares	-	-	213,479
Forgiveness of advance payment from Petromanas Energy Inc.	-	917,698	917,698
Initial fair value of shares of investment in Petromanas	-	46,406,821	46,406,821
Forgiveness of receivable due from Manas Adriatic GmbH	-	(3,449,704)	(3,449,704)

MANAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

				Deficit
				accumulated	Accumulated
				during the	Other Compre-	Total share-
	Number of		Additional paid-	development	hensive Income/	holders'
SHAREHOLDERS' EQUITY/(DEFICIT)	shares	Share capital	in capital	stage	(Loss)	equity/(deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction	20,110,400	20,111	(356,732)	-	-	(336,621)
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289
Private placement of units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997
Private placement of units	10,709	11	(11)	-	-	-
Private placement of units, issued for cash	825,227	825	3,521,232	-	-	3,522,057
Currency translation adjustment	-	-	-	-	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)
Balance December 31, 2007	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870

Balance January 1, 2008	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	9,787,978	-	-	9,790,873
Private placement of units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429
Issuance of warrants	-	-	10,110,346	-	-	10,110,346
Beneficial conversion feature	-	-	557,989	-	-	557,989
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)
Net loss for the period	-	-	-	(30,296,106)	-	(30,296,106)
Balance December 31, 2008	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)

Balance January 1, 2009	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)
Adoption of ASC 815-40	-	-	(9,679,776)	9,086,972	-	(592,804)
Reclassification warrants	-	-	10,883,811	-	-	10,883,811
Stock-based compensation	-	-	4,475,953	-	-	4,475,953
Currency translation adjustment	-	-	-	-	7,679	7,679
Net loss for the year	-	-	-	(21,618,015)	-	(21,618,015)
Balance December 31, 2009	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)

Balance January 1, 2010	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)
Exercise of warrants	3,832,133	3,832	2,257,127	-	-	2,260,959
FV adjustment of exercised warrants	-	-	72,644	-	-	72,644
Reclassification warrants	-	-	77,439	-	-	77,439
Stock-based compensation	2,103,527	2,103	4,174,558	-	-	4,176,661
Shares to be issued	-	-	240,062	-	-	240,062
Redeemable shares	-	-	(2,517,447)	-	-	(2,517,447)
Net income for the period	-	-	-	74,442,353	-	74,442,353
Balance December 31, 2010	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484

Balance January 1, 2011	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484
Stock-based compensation	2,106,082	2,106	797,190	-	-	799,296
TSX listing units, issued for cash	44,450,500	44,451	19,552,378	-	-	19,596,829
Exercise of options	923,317	923	(923)	-	-	-
Redeemable shares	-	-	2,517,447	-	-	2,517,447
Net income for the period	-	-	-	(53,015,719)	-	(53,015,719)
Balance December 31, 2011	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

1. CORPORATE INFORMATION

The consolidated financial statements comprise Manas Petroleum Corporation (“Manas” or the “Company”) and its subsidiaries (collectively, “the Group”) for the year ended December 31, 2011 and 2010 and the period from May 25, 2004 (inception) to December 31, 2011.

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

The acquisition of DWM Petroleum was accounted for as a merger of a private operating company into a non-operating public shell. Consequently, the Company is the continuing legal registrant for regulatory purposes and DWM Petroleum is treated as the continuing accounting acquirer for accounting and reporting purposes. The assets and liabilities of DWM Petroleum remained at historic cost. Under accounting principles generally accepted in the United States of America, in transactions involving the merger of a private operating company into a non-operating public shell, the transaction is equivalent to the issuance of stock by DWM Petroleum for the net monetary assets of the Company, accompanied by a recapitalization. The accounting is identical to a reverse acquisition, except that no goodwill or other intangibles are recorded.

The Company has a focused strategy on exploration and developing oil and gas resources in Central Asia (Tajikistan, Mongolia and the Kyrgyz Republic). In the Balkan Region (Albania) the Company holds an investment in associate (Petromanas Energy Inc.).

2. ACCOUNTING POLICIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Tangible fixed assets, computer software and depreciation

Tangible fixed assets (office equipment, vehicles and furniture) and computer software are recorded at cost and are depreciated on a straight-line basis over the following estimated useful lives:

Office equipment	4 years
Vehicles	5 - 6 years
Furniture	5 years
Computer software	2 years

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

Valuation of freestanding warrants

ASC 815, Derivatives and Hedging, requires measurement of free standing warrants classified as liability at fair value. In determining the appropriate fair value, the Company used a Black-Scholes model. These warrants are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change in fair value of warrants.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investment in Petromanas and refundable deposits. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

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

Revenue recognition

Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Group and the revenue can be reliably measured. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. The Group’s revenue during the year 2008 consists of consulting fees from contracts with fees based on time and materials which are recognized as the services are performed and amounts are earned and options premiums received for the farm-out of the Group’s exploration interests. The Group did not earn revenue during the years 2010 and 2011.

Exploration and evaluation costs

For exploration and evaluation costs the successful efforts method is applied. All current costs represent geological and geophysical exploration costs and have therefore been charged to the statement of operations as incurred.

Related parties

Parties are considered to be related if one party directly or indirectly controls, is controlled by, or is under common control with the other party, if it has an interest in the other party that gives it significant influence over the party, if it has joint control over the party, or if it is an associate or a joint venture. Senior management of the company and close family members is also deemed to be related parties.

Pension plans

In accordance with ASC 715-30, Defined Benefit Plans – Pension, the Group recognizes the funded status of the defined benefit plans in the balance sheet. Actuarial gains and losses are fully recognized in the statement of operations of the respective period.

Stock-based compensation

Stock-based compensation costs are recognized in earnings using the fair-value based method for all awards granted. Compensation costs for unvested stock options and awards are recognized in earnings over the requisite service period based on the fair value of those options and awards. For employees fair value is estimated at the grant date and for non-employees fair value is re-measured at each reporting date as required by ASC 718, Compensation-Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees. Fair values of awards granted under the share option plans are estimated using a Black-Scholes option pricing model. The model input assumptions are determined based on available internal and external data sources. The risk free rate used in the model is based on the US treasury rate for the expected contractual term. Expected volatility is based on the Company’s own historical share price volatility, since the Company’s share price data can be traced back to April 2, 2007. For restricted share grants, we calculate the fair value applying a prorated discount of 12% on the share price at the grant date over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Earnings per share

Basic earnings per share are calculated using the Company’s weighted-average outstanding common shares. When the effects are not anti-dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares and the dilutive effect of warrants and stock options as determined under the treasury stock method.

3. NEW ACCOUNTING STANDARDS

Recently adopted accounting pronouncements

In April 2010, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard had no effect on our results of operation or our financial position.

New accounting pronouncements - not yet adopted

In May 2011, the FASB released ASU 2011-5, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income and then amended in December, to narrow the options that are available for reporting financial performance. While the rules for determining net income and earnings per share (EPS) remain unchanged, the items reported below net income that make up other comprehensive income (OCI), including pension adjustments and changes in the fair value of some marketable securities, may no longer be presented in a statement of changes in stockholders’ equity. The amendments in ASU 2011-5 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have an effect on our results of operation or our financial position.

In May 2011, the FASB released ASU 2011-4, Fair Value Measurement (Topic 720) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and in IFRS as part of its convergence efforts with the IASB to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same, except for minor stylistic differences. Importantly, the ASU does not change when a fair value measurement is required under U.S. GAAP. The amendments in ASU 2011-4 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have an effect on our results of operation or our financial position.

4. CASH AND CASH EQUIVALENTS

				USD (held in
	USD (held	USD (held	USD (held	other	USD TOTAL	USD TOTAL
	in USD)	in EUR)	in CHF)	currencies)	Dec 31, 2011	Dec 31, 2010
Cash and cash equivalents	13,583,697	17,293	21,572	6,808	13,629,370	1,736,571

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Cash and cash equivalents are available to the Group without restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

5. TANGIBLE FIXED ASSETS

The following tables show the Company’s tangible fixed assets for the years ended December 31, 2011 and 2010, respectively:

2011	Office equipment	Vehicles	Leasehold	Total
	& furniture		improvements
	USD	USD	USD	USD
Cost at January 1	125,196	89,500	47,375	262,071
Additions	43,230	-	-	43,230
Cost at December 31	168,426	89,500	47,375	305,301

Accumulated depreciation at January 1	(84,080)	(63,501)	(29,069)	(176,651)
Depreciation	(16,893)	(21,453)	(9,476)	(47,822)
Accumulated depreciation at December 31	(100,973)	(84,954)	(38,545)	(224,472)

Net book value at December 31	67,453	4,546	8,830	80,829

2010	Office equipment	Vehicles	Leasehold	Total
	& furniture		improvements
	USD	USD	USD	USD
Cost at January 1	144,196	127,379	47,375	318,950
Additions	8,526	-	-	8,526
Deconsolidation of Manas Adriatic	(27,526)	(37,879)	-	(65,405)
Cost at December 31	125,196	89,500	47,375	262,071

Accumulated depreciation at January 1	(68,088)	(53,077)	(19,593)	(140,759)
Depreciation	(32,760)	(22,715)	(9,476)	(64,951)
Deconsolidation of Manas Adriatic	16,768	12,291	-	29,059
Accumulated depreciation at December 31	(84,080)	(63,501)	(29,069)	(176,651)

Net book value at December 31	41,116	25,999	18,306	85,420

Depreciation expense for the years ended December 31, 2011 and 2010 were $47,822 and $64,951, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

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

Grants

2010

On February 24, 2010, the Company re-priced an aggregate of 4,350,000 stock options originally granted to three of our directors and/or officers on May 2, 2007 from an original exercise price of $4.00 to $0.70. We also re-priced 400,000 stock options granted to one of our directors and officers on June 25, 2007 from an original exercise price of $5.50 to $0.70. The cancellation of these stock options accompanied by the concurrent stock option grants (replacement awards) was accounted for as follows: (i) for the vested options, the incremental fair value, which is measured as the excess fair value of the modified awards over the fair value of the original awards at the time of modification, was recorded as compensation expense, (ii) regarding the unvested options, the re-pricing did not change our expectation that the awards will ultimately vest (type 1 modification) and incremental costs are recorded accordingly over the remaining vesting period. For the cancellation and replacement of the stock option grants, the company expensed $1,441,321 immediately for options that had already vested and $50,038 over the remaining vesting period for options that had not vested yet.

On February 24, 2010, the Company granted stock options to a director of one of our subsidiaries to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.70 per share for a term expiring February 24, 2015. The options vest in 12 quarterly installments, subject to proration to account for any partial calendar quarter at the beginning of the vesting period, with the first installment to vest on the first day of the first full calendar quarter after the date of the optionee’s stock option agreement, and with each subsequent installment to vest on the first day of each calendar quarter thereafter. The grant is subject to the execution of stock option agreements by the optionees and the terms of our revised 2008 stock option plan. As of October 1, 2010, this director of one of our subsidiaries has become an employee of our company. The fair value as of October 1, 2010 will be recorded over the remaining vesting period.

On June 2, 2010, the Company granted stock options to a consultant to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $0.80 per share for a term expiring June 2, 2013. The options vest in 12 quarterly installments, subject to proration to account for any partial calendar quarter after the date of the optionee’s stock option agreement, and with each subsequent installment to vest on the first day of each calendar quarter thereafter. On July 21, 2010, the consultant ceased to act as a consultant of the company, his options were cancelled and we issued 150,000 warrants with the same terms instead. As vesting is no longer tied to the services rendered by the consultant, we expensed $39,839 to account for the fair value of the warrants on July 21, 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

On September 14, 2010, the Company granted to one of our employees according to an employment agreement dated May 1, 2010 vested 100,000 shares of our common stock, which are subject to a hold period until May 1, 2011. On the first day of anniversary date beginning with May 1, 2011, he is to receive an additional vested 100,000 shares of our common stock until 2014. On May 1, 2015, he is to receive vested 200,000 shares of our common stock. All granted shares are subject to one-year hold period from the date of each grant. To account for this share grant, we made the following assumptions: the market price of the shares at the grant date is the basis for all grants (initial and potential grants in the future). The fair value of the shares is determined by applying a discount of 12% for the one year hold period. The fair value of the grant was determined to be $326,473 and will be expensed over the requisite service period.

On September 16, 2010, the Company granted stock options to a director to purchase 500,000 shares of our common stock at an exercise price of $0.52 per share and 500,000 shares of our common stock at an exercise price of $0.65 per share until September 16, 2020. The options vest in 12 quarterly installments, subject to proration to account for any partial calendar quarter after the date of the optionee’s stock option agreement, and with each subsequent installment to vest on the first day of each calendar quarter thereafter.

On September 16, 2010, the term of a director elapsed. His non-vested options forfeited on that date and his vested options (i.e. 923,356 options with an exercise price of $0.26 and 400,000 options with an exercise price of $0.70) remained exercisable for 90 days and expired on December 16, 2010. On December 14, 2010 a total of 923,317 options with a strike price of $0.26 were exercised and the Company received $240,062. The shares were issued on January 10, 2011.

On December 6, 2010, the Company issued 2,000,000 shares of our common stock to a consultant in consideration for his consulting services. Half the shares are restricted from trading for 12 months, while the other half are restricted from trading for 24 months. The fair value of the share grant was calculated by discounting the market price on the grant date by 12% pro rata temporis to account for the trading restrictions. The total grant was valued at $953,658 and expensed on December 6, 2010.

On December 7, 2010, the Company entered into a consulting agreement effective October 1, 2010 with a consultant to provide our company with business opportunities in petroleum exploration and development. Pursuant to this agreement we issued an aggregate of 3,527 shares of our common stock to this consultant on December 9, 2010 (1,920 shares for the services performed during the month of October 2010 and 1,607 shares for the services performed during the month of November 2010).

2011

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

On April 1, 2011, the Company issued 2,131 shares to a consultant for services performed during the month of March 2011 pursuant to a consulting agreement dated in December 2010.

On May 17, 2011, the Company issued 100,000 shares of its common stock to an employee pursuant to an employment agreement dated May 1, 2010. These shares are subject to a hold period until May 1, 2012. The fair value of these shares has been determined at the initial grant date on September 14, 2010 and is expensed together with the fair values of potential future grants over the requisite service period.

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

On September 22, 2011, the Company issued 2,000,000 shares of its common stock to a director in part as compensation for services previously provided and in part as an incentive to him to continue to provide services to the Company in the future. Half of the 2,000,000 shares are subject to a one-year hold period from the date of issuance, while the other half are subject to a two-year hold period from the date of issuance. The fair value of the share grant was calculated by discounting the market price on the grant date by 12% pro rata temporis to account for the trading restrictions. The total grant was valued at $356,800.

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

On November 1, 2011, the Company cancelled 3,000,000 options under the 2011 stock option plan to a director that were initially granted on September 22, 2011 and re-issued the equal number of options to him in order to align the grant with the beginning of his term as President. These options have an exercise price of $0.215 and expire on November 1, 2021. The options vest in four equal installments over 24 months, with installments vesting on May 1, 2012, November 1, 2012, May 1, 2013 and November 1, 2013.

On November 23, 2011, the Company issued to a consultant 500,000 stock options to purchase shares of its common stock at an exercise price of $0.20 per share pursuant to a consulting agreement dated November 22, 2011 for the provision of investor relations and corporate communication services in Europe. These options expire on November 23, 2016 and shall become exercisable in four installments over a period of 24 months, with the first installment of 125,000 shares vesting May 23, 2012, the second installment of 125,000 shares vesting November 23, 2012, the third installment of 125,000 shares vesting May 23, 2012, and the fourth installment of 125,000 shares vesting November 23, 2013.

6.1. Stock Option Grants

The Company calculates the fair value of the options granted applying the Black-Scholes option pricing model. Expected volatility is based on the Company’s own historical share price volatility. The Company’s share price data can be traced back to April 2, 2007, and the Company believes that this set of data is sufficient to determine expected volatility as input for the Black-Scholes option pricing model.

The following table shows the weighted average assumptions used in the Black-Scholes option pricing model to calculate the fair values of the options granted during the financial years ended December 31, 2011 and 2010:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Assumptions used	2011	2010
Expected dividend yield	0%	0%
Expected volatility	108%	89%
Risk-free interest rate	1.02%	1.735%
Expected term (in years)	5.56	4.59

During the year ended December 31, 2011 and 2010, the weighted-average fair value of options granted was $0.16 and $0.48 at the grant date, respectively.

The following table illustrates the development of the Company’s non-vested options during the year ended December 31, 2011:

	Shares under	Weighted-average grant
Non-vested options	option	date fair value
Non-vested at December 31, 2010	3,220,250	0.34
Granted	13,100,000	0.16
Vested	(1,800,000)	0.19
Forfeited or Canceled	(3,000,000)	0.17
Non-vested at December 31, 2011	11,520,250	0.18

As of December 31, 2011, there was $1,811,305 of unrecognized compensation expense related to non-vested stock option based compensation arrangements. These expenses are expected to be recognized over a weighted-average period of 1.80 years.

The following tables summarize the Company’s stock option activity for the years ended December 31, 2011 and 2010:

			Weighted-average
			remaining
	Shares under	Weighted-average	contractual term	Aggregate
Outstanding Options	option	exercise price	(years)	intrinsic value
Outstanding at December 31, 2010	9,750,000	0.58
Granted	13,100,000	0.21
Exercised	-	-
Forfeited or expired	(4,500,000)	0.38
Outstanding at December 31, 2011	18,350,000	0.37	7.04	-

Exercisable at December 31, 2011	6,829,750	0.56	4.05	-

			Weighted-average
			remaining
	Shares under	Weighted-average	contractual term	Aggregate
Outstanding Options	option	exercise price	(years)	intrinsic value
Outstanding at December 31, 2009	10,150,000	2.12
Cancellation (repricing)	(4,750,000)	4.13
Re-granted (repricing)	4,750,000	0.70
Granted	2,150,000	0.65
Reclassified as warrants	(150,000)	0.80
Exercised	(923,317)	0.26
Forfeited or expired	(1,476,683)	0.38
Outstanding at December 31, 2010	9,750,000	0.58	5.39	856,000

Exercisable at December 31, 2010	6,529,750	0.61	5.38	458,918

The following table summarizes information about the Company’s stock options as of December 31, 2011:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Options Outstanding			Options Exercisable
Exercise	Number of	WA	Number of	WA
Price	Options	Remaining	Options	Remaining
		Contractual		Contractual
		Term		Term
0.2000	500,000	4.90	-	0.00
0.2150	9,100,000	9.76	-	0.00
0.2250	500,000	4.67	-	0.00
0.2600	2,400,000	0.33	2,138,460	0.33
0.5200	500,000	8.71	214,676	8.71
0.6500	500,000	8.71	214,676	8.71
0.6800	500,000	7.61	398,100	7.61
0.7000	3,850,000	4.77	3,465,738	4.95
0.7900	500,000	7.61	398,100	7.61
Total	18,350,000	7.04	6,829,750	4.05

As of December 31, 2011 all options were out-of-the-money and, therefore, they had no intrinsic value.

6.2. Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, we apply a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the company has issued.

The following tables illustrate the development of the Company’s non-vested shares during the years ended December 31, 2011 and 2010:

		Weighted-average grant date
Non-vested shares	Shares	fair value
Non-vested at December 31, 2010	600,000	0.47
Granted	2,006,082	0.18
Vested	(2,106,082)	0.19
Forfeited	-	-
Non-vested at December 31, 2011	500,000	0.47

		Weighted-average grant date
Non-vested shares	Shares	fair value
Non-vested at December 31, 2009	-	-
Granted	2,703,527	0.54
Vested	(2,103,527)	0.56
Forfeited	-	-
Non-vested at December 31, 2010	600,000	0.47

As of December 31, 2011, unrecognized expenses related to share grants amounted to $204,155. These expenses are expected to be recognized over a weighted-average period of 3.33 years.

6.3. Summary Stock-based Compensation

The following table summarizes the recorded expenses in connection with stock-based compensation for the year ended December 31, 2011 and 2010:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Stock-based Compensation Expenses	2011	2010
Option grants	97,395	3,119,714
Warrant grants	-	39,839
Share grants	421,729	1,017,108
Total	519,124	4,176,661
Recorded under Personnel	926,713	2,869,758
Recorded under Consulting Fees	(407,589)	1,306,903

7. PUBLIC OFFERING – UNIT FINANCING

On May 6, 2011 the Company completed a public offering of units pursuant to a long form prospectus filed in all of the Provinces of Canada except Quebec and a registration statement filed with the Securities and Exchange Commission on Form S-1 in the United States. In the Offering, the Company sold a total of 44,450,500 units at a price of $0.50 per unit for aggregate gross proceeds of $22,225,250. Each unit consisted of one share of common stock in the capital of the Company and one common share purchase warrant (“Unit Warrant”). Each Unit Warrant entitles the purchaser to purchase one additional common share until May 6, 2014 at a purchase price of $0.70.

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

The following table summarizes the payments of issuance costs:

Agent commission	1,552,093
Legal	448,857
Audit	128,876
Other	218,424
Total issuance costs (cash)	2,348,250

Net cash proceeds from the public offering amounted to $19,877,000 and were recorded in shareholders’ equity, net of non-cash issuance costs associated with the Agent Warrants, i.e. $19,596,829. Refer to Note 8 for the discussion of the warrants.

8. WARRANTS

The Company’s risk management objectives are to ensure that business and financial exposures to risk that have been identified and measured are minimized using the most effective and efficient methods to reduce, transfer and, when possible, eliminate such exposures. Operating decisions contemplate associated risks and management strives to structure proposed transactions to avoid or reduce risk whenever possible. ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

2010

On April 10, 2010, 2,357,556 Warrants from the Warrant B Equity PP1 Series granted on April 10, 2007 were exercised and 32,696,207 expired unexercised.

On April 10, 2010, 89,831 Warrants from the Brokerage Warrant PP 1 Series granted on April 10, 2010 were exercised and 5,790,213 expired unexercised.

On April 30, 2010, 1,384,746 Warrants from the Debenture Warrants Series granted on April 30, 2008 were exercised and 2,174,576 expired unexercised.

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

On September 1, 2010, 4,000,000 Warrants from the Equity PP3 Series granted on September 1, 2008 expired unexercised.

As of December 31, 2010, the following Warrant agreements have been amended during the year and, in accordance with ASC 815-40, needed to be reclassified as stockholder’s equity:

					Fair Value at date of
Warrant Series - expired	# of Warrants	Strike price	Grant date	Expiry date	reclassification
Warrant B Equity PP1	681,695	0.59	April 10, 2007	April 10, 2010	$77,439
				Total reclassified	$77,439

The fair value of liability classified warrants that were exercised during the year ended December 31, 2010 of $72,643 was reclassified to additional paid-in capital.

2011

On May 6, 2011, upon completion of its public offering, the Company issued 44,450,500 Unit Warrants and 1,333,515 Agent Warrants. The Unit Warrants are exercisable until May 6, 2014 and the Agent Warrants until May 6, 2013, respectively (please refer to Note 7, above, for additional information about this public offering). In accordance with ASC 815, the Company determined that the Unit Warrants and the Agent Warrants are to be classified in stockholders’ equity due to the fact that there are no cash settlement provisions, no re-set provisions or any other provisions that would require liability accounting.

Warrant activity

The following tables summarize the Company’s warrant activities for the years ended December 31, 2011 and 2010:

Number of Warrants	Classified as	Classified as	Total	Weighted-average
	liability	equity		exercise price
Outstanding at December 31, 2010	-	150,000	150,000	0.80
Granted	-	45,784,015	45,784,015	0.70
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	-	45,934,015	45,934,015	0.70

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Number of Warrants	Classified as	Classified as	Total	Weighted-average
	liability	equity		exercise price
Outstanding at December 31, 2009	5,581,532	42,911,597	48,493,129	0.62
Reclassification upon amendment of
warrant agreement	(681,695)	681,695	-	0.59
Granted	-	150,000	150,000	0.80
Exercised	(350,763)	(3,481,370)	(3,832,133)	0.59
Forfeited or expired	(4,549,074)	(40,111,922)	(44,660,996)	0.59
Outstanding at December 31, 2010	-	150,000	150,000	0.80

Warrants Outstanding

As of December 31, 2011 and December 31, 2010, the Company had 45,934,015 and 150,000 warrants outstanding to purchase common stock, respectively. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has enough shares of common stock authorized in the event that these warrants are exercised.

The following table summarizes information about the Company’s warrants outstanding as of December 31, 2011:

Warrant series	Number	Strike price	Grant date	Expiry date
Grant	150,000	0.80	June 2, 2010	June 2, 2013
Unit Warrants	44,450,500	0.70	May 6, 2011	May 6, 2014
Agents' Warrants	1,333,515	0.60	May 6, 2011	May 6, 2013

Total warrants outstanding	45,934,015

The following table summarizes information about the Company’s warrants outstanding as of December 31, 2010:

Warrant series	Number	Strike price	Grant date	Expiry date
Grant	150,000	0.8	June 2, 2010	June 2, 2013
Total warrants outstanding	150,000

In connection with warrant grants for the year ended December 31, 2011 and 2010 we expensed $0 and $39,839 (included in stock-based compensation), respectively.

For the year ended December 31, 2011 and 2010 we recorded in Changes in fair value of warrants $0 and $533,223 respectively.

9. SALE OF MANAS ADRIATIC

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

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
For the years ended December 31, 2011 and 2010

The Company’s management reached this conclusion based on an assessment on the following criteria:

  The shares are traded in a foreign market of breadth and scope comparable to the OTCBB, which according to ASC 820 provides readily determinable fair value for equity securities;
  Bid/ask-spreads are narrow; and
  Trading activity is regular and frequent.

In addition, the shares of Petromanas owned by DWM Petroleum are held in escrow imposed pursuant to the Policies of the TSX Venture Exchange. Since these shares are held in escrow and are subject to an escrow release schedule, the Company’s management considers the shares as a Level 2 input for the calculation of the fair value in accordance with ASC 820 (fair value measurements and disclosures). The Company applies an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued. The following table outlines the escrow release schedule:

Release dates	Number of shares
released from escrow

24.06.2010	10,000,000
24.08.2010	15,000,000
24.02.2011	15,000,000
24.06.2011	40,000,000
24.08.2011	30,000,000
24.02.2012	30,000,000
24.08.2012	30,000,000
24.02.2013	30,000,000

Total	200,000,000

Each escrowed and issued share entitles Manas Petroleum to exercise voting rights and each escrowed and issued share corresponds to one vote.

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

A gain on sale of asset is recognized on the statement of operations under non-operating income and is calculated according to ASC 810-10-40 as the difference between the fair value of the consideration received and the carrying amount of Manas Adriatic GmbH’s assets and liabilities resulting in a gain on sale of subsidiary:

		USD
Cash	CAD$ 2,000,000	$1,937,396
Cash Advance Payment		$917,698
Cash Receipt on May 17, 2010	compensation for operational expenses for January and February in Albania to be borne by Petromanas	$350,000
100,000,000 WWI Resources common shares received on March 3, 2010	100,000,000 times quoted market price at February 25, 2010 of CAD$0.30 (dilution of issuable 100,000,000 shares below included) discounted by an effective discount of	CAD$0.30 x 100,000,000 (USD / CAD : 0.94763 on Feb 25, 2010) on Feb 25, 2010) discounted by 16.23%
		$23,815,101

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

	16.23%*
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

*The quoted market price on February 25, 2010 was CAD $0.39. In calculating the fair value per share we have taken into account the dilution effect of the additional 100,000,000 shares that are issuable 16 months after the closing date the latest. Furthermore, the shares are subject to an escrow agreement and their fair value was therefore discounted based on the escrow release schedule. The annual interest rate applied to discount the diluted quoted market price was 12% and represents cost of opportunity at which the Company may raise debt.

Net cash proceeds from the sale of Manas Adriatic GmbH amounted to a total of CAD $2,000,000 ($1,937,396), $8,500,000 to be used by Manas Adriatic to repay advances made by DWM Petroleum and $350,000 for compensation of operational expenses in Albania for January and February 2010 reduced by $21,586, the cash owned by Manas Adriatic consolidated as of February 24, 2010.

10. INVESTMENT IN PETROMANAS

On February 12, 2010, the Company’s wholly-owned subsidiary DWM Petroleum, signed a Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas Energy Inc.. After closing, the Share Purchase Agreement was amended by an amending agreement dated May 25, 2010. As a result of this transaction, the Company owns 200,000,000 common shares of Petromanas. 100,000,000 of these were issued on March 3, 2010 pursuant to the original terms of the Share Purchase Agreement; the additional 100,000,000 were received on May 26, 2010, pursuant to the amending agreement. The shares were subject to a hold period expiring June 24, 2011 and bore a legend to that effect. In addition, all of these shares were deposited into an escrow pursuant to the requirements of the TSX Venture Exchange, which provides for the release of the shares from escrow in installments over a two year period (see Note above).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

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

The quoted market price for one common share of Petromanas on December 31, 2011 was CAD $0.155 (approximately $0.152) .

In order to calculate the fair value of the Company’s investment in Petromanas the Company has discounted the market price of the shares based on the escrow release schedule. The effective discount applied on the quoted market price of the shares is 3.16% .

During the twelve-month period ended December 31, 2011, we recorded $42,891,820 unrealized loss on investment in associate (Petromanas) and $25,851,061 unrealized gain on investment in associate (Petromanas) for the same period in the previous year.

When a company chooses the fair value option, pursuant to ASC 323 further disclosures regarding the investee are required in cases where the Company has the ability to exercise significant influence over the investee’s operating and financial policies.

As of today, there is no managerial interchange and there are no material intercompany transactions. In addition, technological dependencies do not exist. The majority ownership of the investee is concentrated among a small group of shareholders who operate the investee without regard to the views of the Company. The Company made an effort to obtain from Petromanas financial information that would be needed in order for the for the Company to include that information in its own financial disclosure, but Petromanas, which is a reporting company in Canada and subject to the Canadian regulatory requirements in respect of selective disclosure, has refused to provide this information in advance of it being made available to the general public in its own periodic disclosure filings. This information would be necessary if the Company were to disclose selected financial data of Petromanas in accordance with US GAAP in timely manner.

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

11. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

		Equity share	Equity share
Company	Country	Dec 31, 2011	Dec 31, 2010
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Vancouver (3)	Canada	31.70%	32.29%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Republic of Tajikistan	90%	90%
Manas Petroleum of Chile Corporation, Victoria (6)	Canada	0%	100%
Manas Management Services Ltd., Nassau (7)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (8)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (9)	Mongolia	100%	100%
Gobi Energy Partners GmbH (10)	Switzerland	100%	100%

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007 (formerly Manas Petroleum AG).
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008, the company was dormant and did not have assets or liabilities. In order to prevent the cost of winding up, the shares were transferred to a member of the board at no cost.
(7)	Founded in 2008
(8)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(9)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). Gobi Energy Partners GmbH holds record title to 100% of Gobi Energy Partners LLC.
(10)

Gobi Energy Partners GmbH was founded in 2010. DWM Petroleum AG holds record title to 100% of Gobi Energy Partners GmbH, of which 26% is held in trust for others. The Company determined that no value needs to be ascribed to the non-controlling interest.

Ownership and voting right percentages in the subsidiaries stated above are identical to the equity shares.

CJSC South Petroleum Company

On October 4, 2006, a contract was signed with Santos International Holdings PTY Ltd. (“Santos”) to sell a 70% interest in CJSC South Petroleum Company, Jalalabat for a payment of $4,000,000, a two phase work program totalling $53,500,000 (Phase 1: $11,500,000, Phase 2: $42,000,000), additional working capital outlays of $1,000,000 per annum and an earn-out of $1,000,000 to former DWM shareholders to be settled in shares of Santos if they elect to enter into Phase 2 of the work program. If Santos does not exercise the option to enter into Phase 2, the 70% interest is returned to DWM Petroleum at no cost. On December 2, 2008, Santos announced to enter into Phase 2 and the earn-out was paid to former DWM shareholders.

In phase 2 of the work program, in the event Santos spends in excess of $42,000,000 on the appraisal wells, the Company would be obligated to pay 30% of the excess expenditure.

The Group is not recording its share of the losses. Currently, the contractual agreement requires Santos to pay all of the costs.

CJSC Somon Oil (Tajikistan)

On December 10, 2007, DWM Petroleum (100% subsidiary of Manas) & Santos entered into an Option Agreement under which Santos has a unilateral option to elect for those parties to execute at a later stage, a Farm In Agreement for a 70% interest in DWM Petroleum’s “West” (area Navobod-Obchai Kalacha) Tajikistan License and a proposed North Tajik licence. Manas Petroleum expects the North Tajik Licence to be granted to Somon Oil in the near future.

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
For the years ended December 31, 2011 and 2010

1.	Somon Oil must have been granted exclusive rights to develop any field development covered by the Petroleum Licenses;

2.	A royalty or production sharing agreement is entered into between Somon Oil and the Tajik Authorities; and

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

Related Parties

The following table provides the total amount of transactions that have been entered into with related parties for the years ended December 31, 2011 and 2010:

	2011	2010
	USD	USD
Affiliates
Management services performed to Petromanas*	(41,240)	(170,165)
Board of directors
Payments to directors for office rent	25,233	24,000
Payments to related companies controlled by directors for rendered consulting services	350,766	284,309

* Services invoiced or accrued and recorded as contra-expense in personnel cost and administrative cost

12. INCOME TAXES

The components of income from continuing operations before income taxes are as follows:

	Years ended
	Dec 31, 2011	Dec 31, 2010
	USD	USD
Domestic	(3,157,322)	(6,139,325)
Foreign	(49,909,717)	80,584,327
Income/(Loss) from operations before income tax	(53,067,039)	74,445,002

Income taxes relating to the Company’s continuing operations are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Years ended
	Dec 31, 2011	Dec 31, 2010
	USD	USD
Current income taxes:
US Federal, state and local	-	-
Foreign	343	2,648
Deferred income taxes
US Federal, state and local	-	-
Foreign	-	-
Income tax expense/(recovery)	343	2,648

Income taxes at the United States federal statutory rate compared to the Company’s income tax expenses as reported are as follows:

	Years ended
	Dec 31, 2011	Dec 31, 2010
	USD	USD
Net income/(loss) before income tax	(53,067,039)	74,445,002
Statutory tax rate	35%	35%
Expected income tax expense/(recovery)	(18,573,464)	26,055,750
Impact on income tax expense/(recovery) of the following:	-	-
Permanent differences	-	(17,115,455)
Change in valuation of warrants and liabilities	(87,185)	(209,314)
Expiring losses	-	1,640,036
True-up of available losses	-	(748,188)
Stock Compensation		467,285
Change in valuation allowance	18,184,883	(12,648,925)
Impact of tax rate changes and differences	258,644	2,300,605
Other	217,465	260,854
Income tax expense/(recovery)	343	2,648

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criterion under ASC 740, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance.

The Company’s deferred tax assets and liabilities consist of the following:

	Years ended
	Dec 31, 2011	Dec 31, 2010
	USD	USD
Deferred tax assets
Stock based compensation	2,333,389	3,343,621
Tax loss carry-forwards	12,141,298	7,849,354
Other	13,456	46,641
Investment in Petromanas	5,770,042
Valuation allowance	(20,258,185)	(2,073,302)
Deferred tax liabilities
Investment in Petromanas	-	(9,166,314)
Deferred tax assets/(liabilities)	-	-

The Company’s operating loss carry-forwards of all jurisdictions expire according to the following schedule:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

As of Dec 31, 2011	US	CH	Mongolia	Tajikistan
	USD	USD	USD	USD
2012		-	-	-
2014		-	-	-
2015		72,470	-	929,872
2016		1,631,990	-	220,326
2017		-	-	345,480
2018		1,478,451	-	327,479
2021	71,637	-	-	-
2022	94,341	-	-	-
2023	63,291	-	-	-
2024	13,578	-	-	-
2025	134,360	-	-	-
2026	360,521	-	-	-
2027	5,327,959	-	-	-
2028	4,285,071	-	-	-
2029	3,245,872	-	1,076,293	-
2030	3,054,151	-	1,983,220	-
2031	6,023,361	-	5,461,068	-
Total operating loss carryforwards	22,674,142	3,182,911	8,520,581	1,823,157

Included in the operating loss carry-forwards in the US expiring in 2031 is a windfall tax benefit on stock option exercise of $129,256. When the benefit of this deduction is realized to reduce current income taxes payable in a future year, it will be recorded as a credit to additional paid-in capital.

The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
US Federal	2006 – 2011
Switzerland	2010 – 2011
Mongolia	2011
Tajikistan	2011

As of December 31, 2011 and 2010, there were no known uncertain tax positions. We have not identified any tax positions for which it is reasonably possible that a significant change will occur during the next 12 months.

13. ISSUED CAPITAL AND RESERVES

	12 month period ended
Shares Manas Petroleum Corporation	December 31, 2011	December 31, 2010
Total number of authorized shares	300,000,000	300,000,000
Total number of fully paid-in shares	172,467,292	124,987,393
Par value per share (in USD)	0.001	0.001
Total share capital (in USD)	172,467	124,987

All shares are common shares. There are no different share categories.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

14. COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile)

In the ordinary course of business, members of the Group doing business in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile may be subject to legal actions and complaints from time-to-time. Management believes that the ultimate liability, if any, arising from such actions or complaints will not have a material adverse effect on the financial condition, the results of future operations or cash flows of the associates/subsidiaries in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile.

Chile

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

At December 31, 2011, there had been no legal actions against the associates/subsidiaries or branches in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

Management believes that the members of the Group are in substantial compliance with the tax laws affecting their respective operations in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

Management believes that the ultimate liability, if any, arising from any of the above will not have a material adverse effect on the financial condition, the results of future operations or cash flows of the Group in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile.

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

License agreements held by Gobi Energy Partners (Mongolia)

According to the signed Production Sharing Contracts (“PSCs”) the minimum remaining investments are as follows:

Production Sharing Contract	2012*	2013*
Block XIII	$4,360,000	$6,900,000
Block XIV	$4,360,000	$6,900,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

*starting April 21

License agreement held by CJSC Somon Oil (Republic of Tajikistan)

According to the License Agreement the minimum remaining investment is as follows:

License	2012	2013	2014
West	$4,510,000	$2,530,000	Nil
North-West	$120,000	$8,650,000	$8,660,000

To date, Santos has fully carried our work commitment in Tajikistan including the work program in 2011.

License agreements held by CJSC South Petroleum Company (Kyrgyz Republic)

According to the License Agreements the minimum remaining investments are as follows (met in full by Santos):

License	2012	2013	2014
Soh	$83,766	$3,601,936	$41,883
West Soh	$83,766	$41,883	$41,883
Tuzluk	$83,766	$3,162,165	$41,883
Nanay	$4,556,868	$10,471	Nil

Operating leases

The Company has entered into a lease contract over five years for offices beginning on October 1, 2010 and ending on September 30, 2015. The annual rate of the lease amounts to CHF 124,500 and is tied to Swiss CPI, adjustable on a yearly basis. The office lease contract can be terminated at any time, if the Company finds a subsequent tenant. In October 2011, the Company concluded lease contracts for two cars. The contracts have a term of 48 months each.

For the years ended December 31, 2011 and 2010 we had expenses for these items of $152,213 and $45,837, respectively.

Future net lease payments for two leased cars and for office rent are presented in the table below:

Year	Lease payments
USD
2012	156,635
2013	156,635
2014	156,635
2015	119,490
2016	-
Thereafter	-
Total	589,395

15. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Personnel Costs	2011	2010
	USD	USD
Wages and salaries	2,105,819	3,643,313
Social security contributions	96,560	113,370
Pension fund contribution	39,647	20,586
Pension (surplus)/underfunding	24,905	26,018
Personnel costs invoiced to Petromanas	(8,548)	(102,422)
Total Personnel Costs	2,258,383	3,700,864

Defined Benefit Plan

We maintain a Swiss defined benefit plans for 6 of our employees. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The fund’s benefit obligations are fully reinsured by AXA Winterthur Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

The actuarial valuation was carried out as of December 31, 2011. The amounts recognized in the consolidated balance sheets, shown in other non-current liabilities, as at December 31, 2011 and as at December 31, 2010 respectively, were determined to be as follows:

	2011	2010
	USD	USD
ABO End of Year	620,196	589,690

Change in PBO During Year
PBO at Beginning of Period	761,519	271,412
Service Cost	16,416	2,330
Interest Cost	23,358	14,594
Employee Contributions	29,162	25,288
Plan Amendments	-	-
Liability (Gain)/Loss	15,254	106
Actuarial (Gain)/Loss due to Changes in Assumptions	4,112	33,073
Benefit Payments	-	432,984
currency translation adjustment	2,531	(18,268)
PBO at End of Year	852,352	761,519

Change in Assets During Year
Fair Value of Assets at Beginning of period	705,997	241,909
Actual Return on Assets	5,230	(1,820)
Company Contributions	29,162	25,288
Employee Contributions	29,162	25,288
Benefit Payments	-	432,984
currency translation adjustment	2,374	(17,652)
Fair Value of Assets at End of Year	771,925	705,997
Net assets/(liabilities) in balance sheet	(80,427)	(55,522)

The following table provides the weighted average assumptions used to calculate net periodic benefit cost and the actuarial present value of projected benefit obligations:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Assumptions at year-end	Dec 31, 2011	Dec 31, 2010

Discount rate	2.75%	3.00%
Expected rate of return on plan assets	2.50%	2.75%
Salary increases	1.00%	1.00%

Future benefits, to the extent that they are based on compensation, include assumed salary increases, as presented above, consistent with past experience and estimates of future increases in the Swiss industrial labor market.

Net periodic pension cost has been included in the Company’s results as follows:

Pension expense	Dec 31, 2011	Dec 31, 2010

Net service cost	16,416	2,330
Interest cost	23,358	14,594
Expected return on assets	(18,379)	(13,301)
Amortization of net (gain)/loss	9,640	6,483
Net periodic pension cost	31,035	10,106

All of the assets are held under the collective contract by the plan’s re-insurer AXA Winterthur Insurance Company and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Group in respect of employer contributions to the pension plan for the year ended December 31, 2012 are $24,313.

Future projected benefit payments in the next ten years are expected to be zero.

For its employees in subsidiaries outside of Switzerland, the social security policy does not require a pension funding from the employer.

16. FAIR VALUE MEASUREMENT

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets carried at fair value are classified in one of the three categories as follows:

Financial assets and liabilities carried at fair value as of December 31, 2011:

2011	Level 1	Level 2	Level 3	Total

Assets
Investment in associate (Petromanas)	$-	$29,366,063	$-	$29,366,063
Total Assets	$-	$29,366,063	$-	$29,366,063

Financial assets and liabilities carried at fair value as of December 31, 2010:

2010	Level 1	Level 2	Level 3	Total

Assets
Investment in associate (Petromanas)	$-	$72,257,882	$-	$72,257,882
Total Assets	$-	$72,257,882	$-	$72,257,882

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the year ended December 31, 2011:

Balance at January 1, 2011	72,257,882
Total gains (losses) realized and unrealized:
Included in earnings	(42,891,819	) 1)
Included in other comprehensive income	-
Purchase, sale, or settlement	-
Net transfer in / (out) of level 2	-
Balance at December 31, 2011	29,366,063

1) Recorded in change in fair value of investment in associate (Petromanas)

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the year ended December 31, 2010:

Balance at January 1, 2010	-
Total gains (losses) realized and unrealized:
Included in earnings	25,851,061	2 )
Included in other comprehensive income	-
Purchase, sale, or settlement	46,406,821	1 )
Net transfer in / (out) of level 2	-
Balance at December 31, 2010	72,257,882

1) Sale of Manas Adriatic GmbH (refer to Note 9)
2) Recorded in change in fair value of investment in associate (Petromanas)

17. SHARE PLACEMENT/PURCHASE AGREEMENT – TEMPORARY EQUITY

On September 26, 2010, the Company entered into a share placement/purchase agreement with Alexander Becker, an individual who, at the time, beneficially owned 14,144,993 shares of the Company’s common stock. Mr. Becker had previously expressed an interest in selling all of his shares of the Company’s common stock to a third party or, failing that, back to the Company. The share placement/purchase agreement provided that in the event any of Mr. Becker's shares of the Company’s common stock were not placed with buyers within six months after September 26, 2010, the Company would be obligated to purchase such shares from Mr. Becker within 30 days subsequent to March 26, 2011. This purchase deadline could have been extended on mutual consent. The price of the shares was determined by the first sale, which occurred on October 25, 2010 when an arms-length third party investor purchased shares from Mr. Becker at a purchase price of $0.39 per share.

As of December 31, 2010 the Company calculated the exposure, i.e. the maximum cash obligation of the Company according to ASC 480-10-S99 for all redeemable shares. The following table shows the Company’s exposure, i.e. the maximum number of redeemable shares and their aggregate value as of December 31, 2010:

Maximum number of shares to be purchased as of Dec 31, 2010	6,454,993
Price to be paid (USD)	0.39
Exposure on December 31, 2010 (USD)	2,517,447

The company recognized changes in the redemption value immediately as they occurred and adjusted the carrying value of the temporary equity to equal the redemption value at each reporting date. According to ASC 487-10-S99 we classified these redeemable shares under Temporary Equity.

The following table shows the development of Temporary Equity during the financial year ended December 31, 2010:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

Temporary equity	USD
Balance December 31, 2009	-
Redeemable shares	2,517,447
Balance December 31, 2010	2,517,447

As of February 17, 2011, all of the shares of the Company owned by Mr. Becker were placed with third party investors. The Company’s exposure resulting from the share placement/purchase agreement with Mr. Becker, therefore, is nil as of December 31, 2011. The following table shows the development of Temporary Equity during the financial year ended December 31, 2011:

Temporary equity	USD
Balance December 31, 2010	2,517,447
Redeemable shares placed	(2,517,447)
Balance December 31, 2011	-

18. Discontinued Operations – Disposal of the Chilean Project

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

According to an external audit report dated July 31, 2011, all previous cash contributions made by the partners in the Chilean project have been reconciled. The report confirmed the Company’s cash contribution of $72,000. The cash payment for the transfer of the Company’s interest in the Chilean project of $72,000 was received on September 23, 2011 from the new owners.

With the disposal of the Company’s interest in the Chilean project, there are no continuing cash flows to be generated and there is no continuing involvement in the operations remaining. In accordance with ASC 205-20-45, Discontinued Operations, the Company classified the disposed component as a discontinued operation.

The following table shows the proceeds from divesture and expenses associated with the Company’s activity in Chile from inception to date:

DISCONTINUED OPERATIONS			Period from
			05.25.2004
	Years Ended		(Inception) to
	Dec 31, 2011	Dec 31, 2010	09.30.2011
	USD	USD	USD
OPERATING REVENUES
Proceeds from divestiture	72,000	-	72,000
Total revenues	72,000	-	72,000
OPERATING EXPENSES
Personnel costs	-	-	(211,228)
Exploration costs	-	-	(420,985)
Depreciation	-	-	-
Consulting fees	(20,337)	-	(20,337)
Administrative costs	-	-	(15,000)
Total operating expenses	(20,337)	-	(667,550)
Income/(loss) from discontinued operations	51,663	-	(595,550)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011 and 2010

19. EARNINGS PER SHARE

Basic earnings per share result by dividing the Company’s net income (or net loss) by the weighted average shares outstanding for the contemplated period.

Diluted earnings per share are calculated applying the treasury stock method. When there is a net income, dilutive effects of all stock equivalents (stock-based compensation awards or other participating financial instruments) are considered. When the Company posts a loss, potential dilution of stock equivalents are excluded and basic loss per share equals diluted loss per share.

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method for the years ended December 31, 2011 and 2010:

	2011	2010
Company posted	Net loss	Net income
Basic weighted average shares outstanding	159,882,153	121,894,631
Dilutive effect of stock equivalents:

- stock options and non-vested stock under employee compensation plans	-	2,638,641

Diluted weighted average shares outstanding	159,882,153	124,533,272

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share, because the Company posted a loss for the year ended December 31, 2011:

Stock Equivalents	2011

Options outstanding	18,350,000
Warrants outstanding	45,934,015
Non-vested shares	500,000

Total	64,784,015

20. SEGMENT INFORMATION

The chief operating decision maker (“CODM”) is the Group CEO. Nor the CODM, Executive Officers nor the Directors receive disaggregated financial information about the locations in which exploration is occurring. Therefore, the Group considers that it has only one reporting segment.

The following table presents the Company’s tangible fixed assets by geographic region:

Country	Dec 31, 2011	Dec 31, 2010
USA	-	-
Switzerland	15,113	42,359
Mongolia	54,179	38,292
Tajikistan	11,537	4,769
Total tangible fixed assets	80,829	85,420

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 and no material weakness has been detected within our company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

When Erik Herlyn resigned as our President and Chief Executive Officer in July of 2010, Peter-Mark Vogel agreed to take up the position of President. Mr. Vogel, who has an extensive background in finance and business administration, asked Dr. Werner Ladwein, who joined our Board of Directors on September 16, 2010, to assist him with our oil and gas operations. Dr. Ladwein agreed and his generous contributions of time and effort to the evolution of our business over the year that followed resulted in the decision to formally reorganize our executive group to create two complementary executive offices that would, working together, lead our company forward - on November 1, 2011, Dr. Ladwein became our President, officially responsible for the conduct of our oil and gas operations, while Mr. Vogel continued in the role of Chief Executive Officer, responsible for finance and corporate administration. At the time, our Board of Directors authorized our company to pay to Dr. Ladwein the sum of $175,000. We paid this sum to Dr. Ladwein on March 28, 2012.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held	Age	Date First Elected or Appointed
Heinz J. Scholz	Executive Director and Chairman of the Board	69	April 10, 2007
Michael Velletta	Executive Director and Audit Committee Member	55	April 10, 2007
Dr. Richard Schenz	Director and Audit Committee Member	71	November 21, 2008
Dr. Werner Ladwein	Director and President	62	September 16, 2010
Peter-Mark Vogel	Chief Executive Officer	47	July 15 2010
Ari Muljana	Chief Financial Officer and Treasurer	33	July 9, 2009

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

We believe Mr. Scholz is qualified to serve on our board of directors because of his extensive knowledge of our company’s history and current operations. Mr. Scholz is also a co-founder of DWM Petroleum AG, our wholly-owned subsidiary. Mr. Scholz plays a critical role in targeting, appraising and subsequently acquiring the rights to major oil and gas assets in the former Soviet Union and its satellite countries.

Michael J. Velletta, Executive Director and Audit Committee Chairman

Michael J. Velletta has been a lawyer in British Columbia, Canada since 1990 and is a partner with the law firm of Velletta & Company, which focuses on corporate and commercial law, and litigation. Mr. Velletta serves on the board of directors of several private and public corporations, and is a governor of the Trial Lawyers Association of BC. Mr. Velletta was a director and Chairman of the Compensation Committee of Petromanas Energy Inc. (TSX Venture Exchange: PMI) from February 24, 2010 to August 26, 2011.

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

Dr. Werner Ladwein, Director, President and Audit Committee Member

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

Dr. Ladwein was appointed as one of our directors on September 16, 2010.

On August 26, 2011, Dr. Ladwein was elected by the shareholders of Petromanas Energy Inc. as director.

Effective November 1, 2011, Dr. Ladwein was appointed to the office of President. In this function Dr. Ladwein reports to the board of directors.

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

On September 16, 2010, our board of directors appointed Peter-Mark Vogel as our President and Chief Executive Officer. From July 15, 2010 to September 16, 2010, Mr. Vogel was our interim President and Chief Executive Officer. Mr. Vogel resigned as President effective November 1, 2011, but has remained as Chief Executive Officer. Mr. Vogel is one of our founders and has previously served our company in a number of roles, including Chief Financial Officer from April 10, 2007 to February 8, 2008 and a Director, Finance from April 10, 2007 to February 1, 2009. Also from February 1, 2009 to July 15, 2010 he acted as an advisor to our board of directors. Since February 24, 2010, Mr. Vogel has also been a director of Petromanas Energy Inc.

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

Audit Committee

Effective December 20, 2010, our board of directors established an audit committee consisting of Michael J. Velletta, Dr. Werner Ladwein and Dr. Richard Schenz. Michael J. Velletta is the chair of the audit committee. Our audit committee assists our board of directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by our company to regulatory authorities and stockholders, our systems of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. Our audit committee’s primary duties and responsibilities are to: serve as an independent and objective party to monitor our financial reporting and internal control system and review our financial statements; review and appraise the performance of our external auditor; and provide an open avenue of communication among our auditor, financial and senior management and our board of directors.

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

On October 9, 2007, the British Columbia Securities Commission of Canada issued a cease trade order against our company in British Columbia, Canada pursuant to section 164(1) of the Securities Act (British Columbia). At the time of the order, we were not a reporting issuer in British Columbia, Canada and had our securities quoted on the OTC Bulletin Board. We distributed securities to residents of British Columbia and failed to file a Report of Exempt Distribution with the British Columbia Securities Commission according to National Instrument 45-106. As a result, the British Columbia Securities Commission ordered that trading in our securities cease in British Columbia until the order was revoked. We filed the Report of Exempt Distribution and on April 1, 2008, the British Columbia Securities Commission partially revoked the cease trade order to permit trading in our securities except by certain offshore entities. The British Columbia Securities Commission left the order in effect with respect to those offshore entities because it was unable to determine the beneficial ownership of the shares registered in the name of those entities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2011 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Heinz J. Scholz	6	19	Nil
Dr. Richard Schenz	1	1	Nil
Dr. Werner Ladwein	1	1	Nil
Peter-Mark Vogel	1	1	Nil
Michael J. Velletta	Nil	1	1
Ari Muljana	1	1	Nil

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2011;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2011 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2011,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2011 and 2010, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	All Other Compensation ($)	Total ($)
Dr. Werner Ladwein President and Director	2011 2010	36,424 Nil	Nil Nil	Nil Nil	506,400 Nil	1,391[2] Nil	544,215 [3] Nil
Peter-Mark Vogel CEO	2011 2010	220,953 126,761	Nil Nil	Nil Nil	168,800 680,000	Nil Nil	389,753 806,761
Ari Muljana CFO	2011 2010	185,496 143,233	Nil Nil	Nil Nil	168,800 Nil	Nil Nil	354,296 143,233

Notes
(1)

These amounts represent the fair value of these options at the date of grant. The fair value of all of the options was determined using the Black-Scholes option pricing model, using a 3 and 5.62-year expected life of the option, a volatility factor of 119% and 108%, a risk-free rate of 0.65% and 1.03% and no assumed dividend rate for the grant in 2010 and the grants in 2011, respectively. Please see note 6.1 to our financial statements contained in this annual report.

(2)	Payments for a leased car. Monthly income component corresponds to 0.8% of purchasing price in accordance with Swiss Tax law.
(3)	He received $36,424 in cash as salary from November 1, 2011 to December 31, 2011 in his role as President, $506,400 in option awards and a compensation of $1,391 for a leased car.

Compensation for Executive Officers and Directors

Compensation arrangements for our named executive officers and directors are described below. Also, under our 2007 revised Omnibus Plan, our board of directors may grant our qualified directors, officers, employees, consultants and advisors stock options (which may be designated as nonqualified stock options or incentive stock options), stock appreciation rights, restricted stock awards, performance awards or other forms of tock-based incentive awards, up to a maximum of 20,000,000 shares. In addition, at the annual and special meeting of our stockholders held on September 22, 2011, we adopted our 2011 Stock Option Plan. Under our 2011 Stock Option Plan, our board of directors may grant directors, officers, employees or consultants of our company or our subsidiaries stock options to acquire up to a maximum of 10% of the number of the issued and outstanding shares of our common stock at the time of the grant.

We maintain Swiss defined benefit plans for our employees, of which three are executive officers. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of our assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The fund’s benefit obligations are fully reinsured by AXA Winterthur Insurance Company. Except for our Swiss defined benefit plans for our employees, there is no plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

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

Compensation for Dr. Werner Ladwein

As of September 16, 2010, we entered into an agreement with Dr. Werner Ladwein, pursuant to which Dr. Ladwein agreed to act as a director of our Company. In consideration for his services, we agreed to compensate him $5,000 per quarter or $20,000 per year. We also agreed to reimburse him for expenses approved of in writing by our board of directors.

Effective June 1, 2011, our board of directors increased the annual compensation of Dr. Ladwein from $20,000 to $21,000. Effective August 1, 2011, Dr. Ladwein’s compensation is to be paid in Swiss francs at a conversion rate of $1.00 equaling CHF 1.00.

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

On September 22, 2011, we granted upon approval by the annual and special meeting and accepted by the TSX Venture Exchange Dr. Ladwein 2,000,000 shares of our common stock in part as remuneration for valuable services he has already provided to our company and in part as an incentive for him to continue to provide us with his services. On September 22, 2011 we also granted Dr. Ladwein stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.215 per share until September 22, 2021. The options vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

Effective November 1, 2011, we appointed Dr. Ladwein to the executive office of President. In his position as President of our Company, Dr. Ladwein will be provided a monthly salary of approximately $18,650 (CHF 17,000) and an option to buy 3,000,000 shares of our common stock at an exercise price of $0.215. The options vest in four equal installments over 24 months, with installments vesting on May 1, 2012, November 1, 2012, May 1, 2013 and November 1, 2013. In addition, we will provide Dr. Ladwein with housing and a car as long as he resides in Switzerland.

If we terminate Dr. Ladwein without cause or Dr. Ladwein resigns as a result of our breach of any provision of the employment agreement, or a material change in his duties, we must make certain payments in addition to the payment of all compensation accrued through the effective date of resignation and reimbursement for all expenses incurred before the termination. Under such circumstances, we must (i) prior to November 1, 2012 pay him in a lump sum an amount equal to two months of his annual guaranteed salary in effect on the date of termination and (ii) from November 1, 2012 pay him in a lump sum equal to three months of his annual guaranteed salary in effect on the date of termination. In addition, all options granted to him would immediately vest and become exercisable upon the termination of Dr. Ladwein’s employment as described above. Our stock option agreement also provides that all options granted to him would immediately vest and become exercisable upon the occurrence of a change in control.

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

On February 24, 2010, we granted stock options to Peter-Mark Vogel to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.70 per share for a term expiring February 22, 2015. The options vest in 12 quarterly instalments, subject to proration to account for any partial calendar quarter at the beginning of the vesting period, with the first installment to vest on the first day of the first full calendar quarter after the date of his stock option agreement, and with each subsequent installment to vest on the first day of each calendar quarter thereafter. The grant is subject to the terms of a stock option agreement by Mr. Vogel and the terms of our 2007 Revised Omnibus Plan.

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

Effective June 1, 2011, our board of directors increased the annual compensation of Mr. Vogel from $204,000 to $214,200. Effective August 1, 2011, Mr. Vogel’s compensation is to be paid in Swiss francs at a conversion rate of $1.00 equaling CHF 1.00.

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

On September 22, 2011 we granted Mr. Vogel stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.215 per share until September 22, 2021. The options vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

Compensation for Ari Muljana

On April 1, 2009, we entered into an employment and non-competition agreement with Ari Muljana, pursuant to which Mr. Muljana agreed to serve as our Senior Finance Manager. In consideration for the services that Mr. Muljana agreed to render pursuant to his employment agreement, Mr. Muljana was entitled to receive an annual base salary of CHF 130,000 (approximately $138,012) and options to purchase 400,000 shares of our common stock at an exercise price of $0.26 per share pursuant to the 2007 Revised Omnibus Plan. Effective July 1, 2009, Mr. Muljana’s annual salary was raised to CHF 136,500 (approximately $144,912). In addition, we and Mr. Muljana agreed to amend Mr. Muljana’s employment agreement to adjust for the fact that the exercise price of the options should have been set at a price of $0.14 per share instead of $0.26 per share by providing that we will reimburse Mr. Muljana for the difference ($0.12 for each share purchased by him pursuant to the exercise of his options) if and at such time he exercises any of his options. Effective January 1, 2010, Mr. Muljana’s annual salary was raised to CHF160,000 (approximately $169,860). Effective March 1, 2010, Mr. Muljana agreed to reduce his compensation to $52,093 per year. This salary decrease resulted from the sale of our Albanian project to Petromanas Energy Inc. in exchange for cash and shares of Petromanas Energy Inc. and reflected our agreement that Mr. Muljana would spend some of his time working for our company and some of his time working for Petromanas Energy Inc. Effective April 1, 2010, we informally entered into a new compensatory arrangement with respect to Mr. Muljana. Effective April 1, 2010, we have agreed to pay Mr. Muljana an annual salary of CHF 160,000 (approximately $169,860). We have agreed with Petromanas Energy Inc. that, for services provided to Petromanas Energy Inc., we will invoice Petromanas Energy Inc. a portion of this salary (currently, we have agreed upon an annual amount of CDN$100,000, or approximately $100,100). CHF 160,000 (approximately $169,860) represents Mr. Muljana’s annual salary prior to the salary decrease effective March 1, 2010.

Effective June 1, 2011, our board of directors increased the annual compensation of Mr. Muljana from CHF 160,000 (approximately $191,709) to CHF 168,000 (approximately $201,294).

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

On September 22, 2011 we granted Mr. Muljana stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.215 per share until September 22, 2021. The options vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

Compensation for Heinz J. Scholz

On April 1, 2007, we entered into an employment and non-competition agreement with Heinz Scholz, pursuant to which Mr. Scholz agreed to serve as the Chairman of our board of directors. In consideration for the services that Mr. Scholz agreed to render pursuant to his employment agreement, Mr. Scholz was entitled to receive an annual base salary of $336,000, stock options to purchase 1,750,000 shares of our common stock at a price of $4.00 (repriced to $0.70 on February 24, 2010) per share pursuant to our 2007 Omnibus Plan and a non-accountable automobile and monthly parking allowance of $20,000 per year.

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

Effective June 1, 2011, our board of directors increased the annual compensation of Mr. Scholz from $180,000 to $189,000. Effective August 1, 2011, Mr. Scholz’s compensation is to be paid in Swiss francs at a conversion rate of $1.00 equaling CHF 1.00.

On September 22, 2011 we granted Mr. Scholz stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.215 per share until September 22, 2021. The options vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

Compensation for Michael J. Velletta

On May 2, 2007, we granted our director, Michael J. Velletta, stock options to purchase 1,100,000 shares of our common stock at a price of $4.00 (re-priced to $0.70 on February 24, 2010) per share for a term of 10 years as consideration for his service on our board of directors. Such options vest in equal quarterly instalments over the three years from the date of the grant. Mr. Velletta also received $6,000 each quarter for his services as a director.

We and Mr. Velletta agreed to terminate his employment agreement and to enter into a new consulting agreement. The new arrangement resulted in the reduction of his monthly compensation from a salary of $12,000 per month to a consulting fee of $5,000 per month, effective February 1, 2009. Effective July 1, 2009, Mr. Velletta’s monthly consulting fee was raised to $12,000. Additionally, Mr. Velletta receives $2,000 as an office allowance. Effective March 1, 2010, Mr. Velletta has agreed to reduce his compensation to $97,944 per year. This consulting fee decrease results from the sale of our Albanian project to Petromanas Energy Inc. in exchange for cash and shares of Petromanas Energy Inc. and reflect our agreement that Mr. Velletta will spend some of his time working for our company and some of his time working for Petromanas Energy Inc.

On September 16, 2010, our board of directors increased the compensation for Michael J. Velletta to $12,000 per month plus $2,000 per month for office expenses, effective October 1, 2010.

Effective June 1, 2011, our board of directors increased the annual compensation of Mr. Velletta from $144,000 to $151,200. In addition, Mr. Velletta annually receives $2,000 per month for office expenses. Effective August 1, 2011, Mr. Velletta’s compensation is to be paid in Swiss francs at a conversion rate of $1.00 equaling CHF 1.00.

On September 22, 2011 we granted Mr. Velletta stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.215 per share until September 22, 2021. The options vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

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

Effective June 1, 2011, our board of directors increased the annual compensation of Dr. Schenz from $20,000 to $21,000. Effective August 1, 2011, Dr. Schenz’s compensation is to be paid in Swiss francs at a conversion rate of $1.00 equaling CHF 1.00.

On September 22, 2011 we granted Dr. Schenz stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.215 per share until September 22, 2021. The options vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2011:

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Dr. Werner Ladwein President and Director	214,676 214,676 Nil Nil	285,324 285,324 1,000,000 3,000,000	$0.520 $0.650 $0.215 $0.215	September 16, 2020 1) September 16, 2020 1) September 22, 2021 2) November 1, 2021 3)	Nil	Nil	Nil	Nil
Peter-Mark Vogel CEO	615,738 Nil	384,262 1,000,000	$0.700 $0.215	February 24, 2015 4) September 22, 2021 2)	Nil	Nil	Nil	Nil
Ari Muljana CFO	356,409 Nil	43,591 1,000,000	$0.260 $0.215	April 28, 2012 5) September 22, 2021 2)	Nil	Nil	Nil	Nil

Notes

(1)	These options vest in quarterly installments equal to one-twelfth of the total number of shares, beginning with December 16, 2010. Last vesting date is September 16, 2013.

(2)	These options vest in half-yearly installments equal to one-quarter of the total number of shares, beginning with March 22, 2012. Last vesting date is September 22, 2013.

(3)	These options vest in half-yearly installments equal to one-quarter of the total number of shares, beginning with May 1, 2012. Last vesting date is November 1, 2013.

(4)	These options vest in quarterly installments equal to one-twelfth of the total number of shares, beginning with May 24, 2010. Last vesting date is February 24, 2013.

(5)	These options vest in quarterly installments equal to one-twelfth of the total number of shares, beginning with July 28, 2009. Last vesting date is April 28, 2012.

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the year ended December 31, 2011.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards[1] ($)	Option Awards[2] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heinz Scholz Chairman	194,799	Nil	168,800	Nil	Nil	8,322[3]	371,921
Michael Velletta Director	155,967	Nil	168,800	Nil	Nil	25,233[4]	350,000
Dr. Werner Ladwein Director	17,306[5]	356,800[5]	168,800[5]	Nil	Nil	Nil	542,906
Dr. Richard Schenz Director	22,139	Nil	168,800	Nil	Nil	Nil	190,939

Notes

(1)

This amount represents the fair value of these shares at the grant date. The fair value of these shares was determined using the market price at the date of grant ($0.21 per share). Please see note 6.2 to our financial statements contained in this annual report.

(2)

These amounts represent the fair value of these options at the date of grant. The fair value of these options was determined using the Black-Scholes option pricing model using a 5.62-year expected life of the option, a volatility factor of 109%, a risk- free rate between 2.75% and no assumed dividend rate. Please see note 7 to our financial statements contained in this annual report.

(3)	Payments for a leased car. Monthly income component corresponds to 0.8% of purchasing price in accordance with Swiss Tax law.

(4)	Allowance for office and administrative expenses.

(5)	He received in his role as Director $17,306 in cash as board compensation from January 1, 2011 to October 31, 2011, $356,800 in stock awards and $168,800 in option awards.

Outstanding Equity Awards at Fiscal Year-End of Directors

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Heinz Scholz Chairman	1,750,000 Nil	- 1,000,000	$0.700 $0.215	May 2, 2017 1) September 22, 2021 2)	Nil	Nil	Nil	Nil
Michael Velletta Director	1,750,000 Nil	- 1,000,000	$0.700 $0.215	May 2, 2017 1) September 22, 2021 2)	Nil	Nil	Nil	Nil
Dr. Richard Schenz Director	398,101 398,101 Nil	101,899 101,899 1,000,000	$0.680 $0.790 $0.215	August 10, 2019 3) August 10, 2019 3) September 22, 2021 2)	Nil	Nil	Nil	Nil
Dr. Werner Ladwein President and Director	214,676 214,676 Nil Nil	285,324 285,324 1,000,000 3,000,000	$0.520 $0.650 $0.215 $0.215	September 16, 2020 4) September 16, 2020 4) September 22, 2021 2) November 1, 2021 5)	Nil	Nil	Nil	Nil

(1)	These options vest in quarterly installments equal to one-twelfth of the total number of shares, beginning with November 2, 2007. Last vesting date was September 2, 2010.

(2)	These options vest in half-yearly installments equal to one-quarter of the total number of shares, beginning with March 22, 2012. Last vesting date is September 22, 2013.

(3)	These options vest in quarterly installments equal to one-twelfth of the total number of shares, beginning with February 10, 2010. Last vesting date is August 10, 2013.

(4)	These options vest in quarterly installments equal to one-twelfth of the total number of shares, beginning with March 16, 2011. Last vesting date is September 16, 2014.

(5)	These options vest in half-yearly installments equal to one-quarter of the total number of shares, beginning with March 22, 2012. Last vesting date is September 22, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by our directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Common Stock	Heinz Scholz Seegartenstrasse 45 Horgen 8810 Switzerland	21,847,637(2)	Direct	12.7%
Common Stock	Peter-Mark Vogel Haabweg 2 Baech 8806 Switzerland	16,915,203(3)	Direct	9.8%
Common Stock	Michael J. Velletta 4th Floor, 931 Fort Street Victoria, British Columbia V8V 3K3, Canada	4,100,000(4)	Direct/ Indirect	2.4%
Common Stock	Richard Schenz Hauptstrasse 70 A-2372 Giesshuebl Austria	1,129,536(5)	Direct	*
Common Stock	Ari Muljana SPB 73032 Zuercherstrasse 161 8010 Zuerich Switzerland	650,000(6)	Direct	*
Common Stock	Werner Ladwein Etzelblick-Strasse 1 8834 Schindellegi Switzerland	3,429,352(7)	Direct	1.4%
Common Stock	FMR LLC(8) 82 Devonshire Street Boston, Massachusetts 02109	4,809,904(8)	Indirect (8)	2.8%
Common Stock	Libra Advisors, LLC(9) 777 Third Ave, 27th Fl New York, NY 10017	28,000,000(9)	Indirect (9)	16.2%
Common Stock	Directors and Executive Officers as a group (6 persons)	47,821,728(10)		27.7%

Notes

*	Less than 1%.

(1)

Percentage of ownership is based on 172,467,292 shares of our common stock issued and outstanding as of March 27, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such stock option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Consists of 19,847,637 shares of our common stock and 2,000,000 stock options exercisable within 60 days.

(3)	Consists of 15,966,132 shares of our common stock and 949,071 stock options exercisable within 60 days.

(4)

Consists of 2,750,000 shares of our common stock held by Velletta Resources & Technology Corp., of which Mr. Velletta holds voting and dispositive control and 1,350,000 stock options exercisable within 60 days.

(5)	Consists of 1,129,536 stock options exercisable within 60 days.,

(6)	Consists of 650,000 stock options exercisable within 60 days.

(7)	Consists of 2,000,000 shares of our common stock and 1,429,352 stock options exercisable within 60 days.

(8)	Based solely on the information contained in the Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2012.

(9)

Based solely on the information contained in the Schedule 13G and Schedule 13G/A filed with the Securities and Exchange Commission on May 13, 2011 and February 14, 2012, respectively. Represents 28,000,000 total shares of our common stock held in the account of Libra Fund II (Luxembourg) S.a.r.l., the investments of which are managed by Libra Advisors, LLC of which Ranjan Tandon is the managing member. Shared voting and dispositive power for the 28,000,000 shares is held by Libra Advisors, LLC, Libra Fund II (Luxembourg) S.a.r.l., Libra Fund (Luxembourg) S.a.r.l. and Ranjan Tandon. Each of Libra Advisors, LLC, Libra Fund II (Luxembourg) S.a.r.l. and Libra Fund (Luxembourg) S.a.r.l. disclaims beneficial ownership with respect to the shares of our common stock, except to the extent of its pecuniary interest therein.

(10)	Consists of 40,775,519 shares of our common stock and 7,507,959 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Other than as disclosed below, there has been no transaction, since January 1, 2010, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

	Number of Shares of OurNumber of Shares of DWM
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

As a condition to completion of the share exchange, the shareholders of DWM Petroleum AG agreed to lock up the shares of our common stock received by them at closing. Each affiliate of DWM Petroleum AG entered into a lock up agreement restricting sales of his shares of our common stock until April 10, 2010, provided that beginning December 10, 2008, he was to be permitted to sell up to 3% of the number of shares of our common stock held by him in any three month period. Heinz Scholz, Alexander Becker, Michael J. Velletta, Neil Maedel, Peter-Mark Vogel and Yaroslav Bandurak are our current or former officers and directors who were subject to the above mentioned the lock up agreements. On April 15, 2009, we agreed to waive all of the resale restrictions imposed by these lock up agreements. Resale of the shares of our stock affected by these agreements continues to be subject to any resale restrictions imposed by law, including the applicable securities laws.

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

In March 2011, our executive officers and directors entered into lock-up agreements with our company and Raymond James Ltd. whereby such executive officers and directors agreed not to sell, assign, convey or otherwise dispose of any of shares of our common stock beneficially owned, directly or indirectly, by them until 120 days after May 6, 2011, the closing date of our public offering in which we sold a total of 44,450,500 units at a price of $0.50 per unit for aggregate gross proceeds of $22,225,250. In addition, on May 3, 2011 our executive officers and directors entered into an escrow agreement with respect to securities of our company held by them in order to list the shares of our common stock and common stock purchase warrants on the TSX Venture Exchange. These securities are subject to the following release schedule: 10% of the securities were released upon the date of issuance of the final exchange bulletin by the TSX Venture Exchange respecting the public offering of the units and listing on the TSX Venture Exchange (May 6, 2011) and an additional 15% of the securities are to be released every 6 months thereafter.

Compensation for Our Executive Officers and Directors

Compensation for Erik Herlyn

On June 25, 2007, we entered into an employment and non-competition agreement with Erik Herlyn, pursuant to which Mr. Herlyn agreed to serve as our Chief Operating Officer. In consideration for the services that Mr. Herlyn agreed to render pursuant to his employment agreement, Mr. Herlyn was entitled to receive an annual base salary of $180,000 and options to purchase 400,000 shares of our common stock at an exercise price of $5.50 (re-priced to $0.70 on February 24, 2010) per share pursuant to the 2007 Omnibus Plan. Effective May 1, 2008, Mr. Herlyn’s annual salary was raised to $210,000. Effective February 1, 2009, Mr. Herlyn agreed to reduce his compensation from $20,000 per month to $18,000 per month. Effective March 1, 2010, Mr. Herlyn agreed to reduce his compensation to $17,232 per year. This salary decrease resulted from the sale of our Albanian project to Petromanas Energy Inc. in exchange for cash and shares of Petromanas Energy Inc. and reflected our agreement that Mr. Herlyn would spend some of his time working for our company and some of his time working for Petromanas Energy Inc. Effective April 1, 2010, we informally entered into a new compensatory arrangement with respect to Mr. Herlyn. Effective April 1, 2010, Petromanas Energy Inc. has agreed to pay Mr. Herlyn an annual salary. We have agreed that Petromanas Energy Inc. can invoice us for a portion of the salary that it pays to Mr. Herlyn, for services provided to us. Mr. Herlyn resigned as our President, Chief Executive Officer and Secretary on July 15, 2010. Prior to his resignation, we carried 10% of Mr. Herlyn’s salary. Effective July 31, 2010, our employment agreement and non-competition agreement with Mr. Herlyn, which was entered into on June 25, 2007, was terminated. In addition, Mr. Herlyn decided not to stand for re-election as a director at our annual meeting of stockholders on September 16, 2010 and, as such, Mr. Herlyn is no longer a director of our company.

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

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.” beginning on page 42.

Director Independence

Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority) and on the over-the-counter market operated by Pink OTC Markets Inc., which do not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation. Using this definition of independent director, we only have one independent director, Dr. Richard Schenz.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

BDO Visura International AG

The following table sets forth the fees billed to our company for professional services rendered by BDO Visura International AG, our current independent registered public accounting firm, for the years ended December 31, 2011 and 2010:

	2011	2010
BDO Visura International AG Fees	USD	USD
Audit Fees	202,169	241,646
Audit-Related Fees	-	-
Tax-Fees	135,853	27,800
Other Fees		-
Total Fees	338,022	269,446

Pre-Approval Policies and Procedures with respect to Services Performed by Independent Registered Public Accounting Firms

We have not used BDO Visura International AG for financial information system design and implementation. These services, that include designing or implementing a system, which aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have not engaged BDO Visura International AG to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO Visura International AG was engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by our board of directors, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service, and such policies and procedures do not include delegation of our board of directors’ responsibilities to management.

Before BDO Visura International AG was engaged by us to render any auditing or permitted non-audit related service, our board of directors approved the engagement.

Our board of directors has considered the nature and amount of fees billed by BDO Visura International AG and believe that the provision of services for activities unrelated to the audit was compatible with maintaining BDO Visura International AG’s independence.

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
10.16

Production Sharing Contract for Contract Area Tsagaan Els-13 between the Petroleum Authority of Mongolia and DWM Petroleum (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

10.17

Production Sharing Contract for Contract Area Zuunbayan-14 between the Mineral Resources and Petroleum Authority of Mongolia and DWM Petroleum (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)

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
(Principal Executive Officer)
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Executive Officer
(Principal Executive Officer)
Date: March 30, 2012

/s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 30, 2012

/s/ Heinz J. Scholz
Heinz J. Scholz
Chairman and Executive Director
Date: March 30, 2012

/s/ Michael J. Velletta
Michael J. Velletta
Executive Director
Date: March 30, 2012

/s/ Richard Schenz
Richard Schenz
Director
Date: March 30, 2012

/s/ Werner Ladwein
Werner Ladwein
Director and President
Date: March 30, 2012