Form 10-Q
period 2012-03-31
MANAS PETROLEUM Corp
filed 2012-05-15
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
172,467,292 shares of common stock as of May 14, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
UNAUDITED	03.31.2012	12.31.2011
	USD	USD
ASSETS
Cash and cash equivalents	10,702,789	13,629,370
Restricted cash	109,481	102,735
Accounts receivable	52,530	45,699
Prepaid expenses	348,357	356,252
Total current assets	11,213,157	14,134,056

Tangible fixed assets	137,845	80,829
Investment in associate	238,304	238,304
Investment in associate (Petromanas)	45,135,883	29,366,063
Total non-current assets	45,512,032	29,685,196

TOTAL ASSETS	56,725,189	43,819,252

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	207,653	1,194,844
Accrued expenses exploration costs	-	237,657
Other accrued expenses	204,398	472,397
Refundable deposits	280,000	212,590
Total current liabilities	692,051	2,117,488

Pension liabilities	80,427	80,427
Total non-current liabilities	80,427	80,427

TOTAL LIABILITIES	772,478	2,197,915

Common stock (300,000,000 shares authorized, USD 0.001 par value, 172'467'292 and 172'467'292 shares, respectively, issued and outstanding)	172,467	172,467
Additional paid-in capital	77,041,298	76,702,841
Retained earnings/(deficit) accumulated during the exploration stage	(21,312,055)	(35,304,972)
Accumulated other comprehensive income
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY	55,952,711	41,621,337

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	56,725,189	43,819,252

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME/(LOSS)
UNAUDITED	For the three months ended		Period from
			05.25.2004
			(Inception) to
	03.31.2012	03.31.2011	03.31.2012
	USD	USD	USD
OPERATING REVENUES
Other revenues	-	-	1,375,728
Total revenues	-	-	1,375,728

OPERATING EXPENSES
Personnel costs	(695,415)	(367,002)	(28,500,661)
Exploration costs	(277,515)	(253,540)	(13,614,171)
Depreciation	(14,220)	(13,450)	(294,189)
Consulting fees	(413,796)	(259,682)	(11,548,642)
Administrative costs	(398,369)	(315,970)	(15,774,788)
Total operating expenses	(1,799,315)	(1,209,644)	(69,732,451)

Gain from sale of investment	-	-	3,864,197
Loss from sale of investment	-	-	(900)
Operating loss	(1,799,315)	(1,209,644)	(64,493,426)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	29,612	(24,547)	172,347
Changes in fair value of warrants	-	-	(10,441,089)
Warrants issuance expense	-	-	(9,439,775)
Gain from sale of subsidiary	-	-	57,850,918
Change in fair value of investment in associate	15,769,820	(8,620,257)	(1,270,938)
Interest income	82	163	604,098
Interest expense	(8,211)	(10,656)	(2,615,335)
Loss on extinguishment of debt	-	-	(117,049)
Income/(Loss) before taxes and equity in net loss of associate	13,991,988	(9,864,941)	(29,750,249)

Income taxes	929	1,344	(10,003)
Equity in net loss of associate	-	-	(24,523)
Net income/(loss) from continuing operations	13,992,917	(9,863,597)	(29,784,775)

DISCONTINUED OPERATIONS
Gain/(loss) from divestiture	-	(12,726)	51,663
Operating expenses	-	-	(647,213)
Income/(Loss) from discontinued operations	-	(12,726)	(595,550)

Net income/(loss)	13,992,917	(9,876,323)	(30,380,325)

Net loss attributable to non-controlling interest	-	-	(18,700)
Net income/(loss) attributable to Manas	13,992,917	(9,876,323)	(30,399,025)

Currency translation adjustment attributable to Manas	-	-	51,001
Net comprehensive income/(loss) attributable to Manas	13,992,917	(9,876,323)	(30,348,024)

Net comprehensive loss attributable to non-controlling interest	-	-	18,700
Net comprehensive income/(loss)	13,992,917	(9,876,323)	(30,329,324)

Weighted average number of outstanding shares (basic)	172,467,292	125,862,567	118,172,873
Weighted average number of outstanding shares (diluted)	173,287,598	125,862,567	118,172,873

Basic earnings/(loss) per share attributable to Manas	0.08	(0.08)	(0.26)
Basic earnings/(loss) per share - continuing operations	0.08	(0.08)	(0.25)
Basic earnings/(loss) per share - discontinuing operations	n.a.	(0.00)	(0.01)
Diluted earnings/(loss) per share attributable to Manas	0.08	(0.08)	(0.26)
Diluted earnings/(loss) per share - continuing operations	0.08	(0.08)	(0.25)
Diluted earnings/(loss) per share - discontinuing operations	n.a.	(0.00)	(0.01)

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CASH FLOW STATEMENT
UNAUDITED	For the three months ended		Period from
			05.25.2004
			(Inception) to
	03.31.2012	03.31.2011	03.31.2012
	USD	USD	USD
OPERATING ACTIVITIES
Net income/(loss)	13,992,917	(9,876,323)	(30,380,325)

To reconcile net income/(loss) to net cash used in operating activities
Gain from sale of subsidiary	-	-	(57,850,918)
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	-	900
Gain from divestiture of discontinued operations	-	-	(72,000)
Change in fair value of investment in associate	(15,769,820)	8,620,257	1,270,938
Equity in net loss of associate	-	-	24,523
Depreciation	14,220	13,450	294,189
Amortization of debt issuance costs	-	-	349,910
Warrant issuance expense / (income)	-	-	19,880,864
Exchange differences	(29,612)	24,547	(172,347)
Non cash adjustment to exploration costs	-	-	(204,753)
Non cash interest income	-	-	(25,619)
Interest expense on contingently convertible loan	-	-	236,798
Loss on extinguishment of contingently convertible loan	-	-	83,202
Interest expense on debentures	-	-	764,142
Loss on extinguishment of debentures	-	-	33,847
Stock-based compensation	338,457	123,035	26,546,358
Decrease / (increase) in receivables and prepaid expenses	1,065	80,403	(397,321)
(Decrease) / increase in accounts payables	(987,191)	94,433	(301,716)
(Decrease) / increase in accrued expenses	(505,656)	36,975	130,189
Change in pension liability	-	-	80,427
Cash flow used in operating activities	(2,945,620)	(883,223)	(43,572,909)

INVESTING ACTIVITIES
Purchase of tangible fixed assets and computer software	(75,340)	(611)	(551,525)
Sale of tangible fixed assets and computer software	4,103	-	83,429
Proceeds from sale of investment	-	-	14,837,810
Decrease / (increase) restricted cash	(6,746)	105	(109,481)
Acquisition of investment in associate	-	-	(67,747)
Cash flow from investing activities	(77,983)	(506)	14,192,486

FINANCING ACTIVITIES
Contribution share capital founders	-	-	80,019
Issuance of units	-	-	37,282,734
Issuance of contingently convertible loan	-	-	1,680,000
Issuance of debentures	-	-	3,760,000
Issuance of promissory notes to shareholders	-	-	540,646
Repayment of contingently convertible loan	-	-	(2,000,000)
Repayment of debentures	-	-	(4,000,000)
Repayment of promissory notes to shareholders	-	-	(540,646)
Proceeds from exercise of options	-	-	240,062
Issuance of warrants	-	-	670,571
Proceeds from exercise of warrants	-	-	2,260,959
Cash arising on recapitalization	-	-	6,510
Shareholder loan repaid	-	-	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Repayment of bank loan	-	-	(2,520,000)
Increase in bank loan	-	-	2,520,000
Increase in short-term loan	-	-	917,698
Payment of unit issuance costs	-	(428,365)	(2,348,250)
Payment of debt issuance costs	-	-	(279,910)
(Decrease) / increase in bank overdraft	-	-	-
Increase / (decrease) in refundable deposits	67,410	-	280,000
Cash flow (used in) / from financing activities	67,410	(428,365)	39,818,281

Net change in cash and cash equivalents	(2,956,193)	(1,312,094)	10,437,858

Cash and cash equivalents at the beginning of the period	13,629,370	1,736,571	-
Currency translation effect on cash and cash equivalents	29,612	(24,547)	264,931
Cash and cash equivalents at the end of the period	10,702,789	399,931	10,702,789

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay unit issuance costs	-	-	280,172
Warrants issued to pay placement commission expenses	-	-	2,689,910
Debenture interest paid in common shares	-	-	213,479
Forgiveness of advance payment from Petromanas Energy Inc.	-	-	917,698
Initial fair value of shares of investment in Petromanas	-	-	46,406,821
Forgiveness of receivable due from Manas Adriatic GmbH	-	-	(3,449,704)

MANAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT) - UNAUDITED

				Deficit
				accumulated	Accumulated
				during the	Other Compre-	Total share-
	Number of		Additional paid-	development	hensive	holders'
SHAREHOLDERS' EQUITY/(DEFICIT)	shares	Share capital	in capital	stage	Income/ (Loss)	equity/(deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction	20,110,400	20,111	(356,732)	-	-	(336,621)
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289
Private placement of units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997
Private placement of units	10,709	11	(11)	-	-	-
Private placement of units, issued for cash	825,227	825	3,521,232	-	-	3,522,057
Currency translation adjustment	-	-	-	-	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)
Balance December 31, 2007	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870

Balance January 1, 2008	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	9,787,978	-	-	9,790,873
Private placement of units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429
Issuance of warrants	-	-	10,110,346	-	-	10,110,346
Beneficial conversion feature	-	-	557,989	-	-	557,989
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)
Net loss for the period	-	-	-	(30,296,106)	-	(30,296,106)
Balance December 31, 2008	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)

Balance January 1, 2009	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)
Adoption of ASC 815-40	-	-	(9,679,776)	9,086,972	-	(592,804)
Reclassification warrants	-	-	10,883,811	-	-	10,883,811
Stock-based compensation	-	-	4,475,953	-	-	4,475,953
Currency translation adjustment	-	-	-	-	7,679	7,679
Net loss for the year	-	-	-	(21,618,015)	-	(21,618,015)
Balance December 31, 2009	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)

Balance January 1, 2010	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)
Exercise of warrants	3,832,133	3,832	2,257,127	-	-	2,260,959
FV adjustment of exercised warrants	-	-	72,644	-	-	72,644
Reclassification warrants	-	-	77,439	-	-	77,439
Stock-based compensation	2,103,527	2,103	4,174,558	-	-	4,176,661
Shares to be issued	-	-	240,062	-	-	240,062
Redeemable shares	-	-	(2,517,447)	-	-	(2,517,447)
Net income for the period	-	-	-	74,442,353	-	74,442,353
Balance December 31, 2010	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484

Balance January 1, 2011	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484
Stock-based compensation	2,106,082	2,106	797,190	-	-	799,296
TSX listing units, issued for cash	44,450,500	44,451	19,552,378	-	-	19,596,829
Exercise of options	923,317	923	(923)	-	-	-
Redeemable shares	-	-	2,517,447	-	-	2,517,447
Net income for the period	-	-	-	(53,015,719)	-	(53,015,719)
Balance December 31, 2011	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337

Balance January 1, 2012	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337
Stock-based compensation	-	-	338,457	-	-	338,457
Net income for the period	-	-	-	13,992,917	-	13,992,917
Balance March 31, 2012	172,467,292	172,467	77,041,298	(21,312,055)	51,001	55,952,711

1. BASIS OF PRESENTATION

The financial statements presented in this Form 10-Q comprise Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (collectively, the “Group”). The unaudited interim Consolidated Financial Statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and present our financial position, results of operations, cash flows and changes in stockholder’s equity. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Group’s Annual Report on Form 10-K for the year ended December 31, 2011.

In terms of the oil and gas industry lifecycle, the Company considers itself to be an exploration stage company. Since it has not realized any revenues from its planned principal operations, the Company presents its financial statements in conformity with US GAAP that apply in establishing operating enterprises, i.e. development stage companies. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

The Company, formerly known as Express Systems Corporation, was incorporated in the State of Nevada on July 9, 1988.

On April 10, 2007, the Company completed the Exchange Transaction whereby it acquired its then sole subsidiary DWM Petroleum AG (“DWM Petroleum”) pursuant to an exchange agreement signed in November 2006 whereby 100% of the shares of DWM Petroleum were exchanged for 80,000,000 common shares of the Company. As part of the closing of this exchange transaction, the Company issued 800,000 shares as finder’s fees at the closing price of $3.20.

The acquisition of DWM Petroleum has been accounted for as a merger of a private operating company into a non-operating public shell. Consequently, the Company is the continuing legal registrant for regulatory purposes and DWM Petroleum is treated as the continuing accounting acquirer for accounting and reporting purposes. The assets and liabilities of DWM Petroleum remained at historic cost. Under US GAAP in transactions involving the merger of a private operating company into a non-operating public shell, the transaction is equivalent to the issuance of stock by DWM Petroleum for the net monetary assets of the Company, accompanied by a recapitalization. The accounting is identical to a reverse acquisition, except that no goodwill or other intangibles are recorded.

The Group has a focused strategy on exploration and developing oil and gas resources in Central Asia (Tajikistan, Mongolia and Kyrgyz Republic). In the Balkan Region (Albania) the Company holds an investment in associate (Petromanas Energy Inc.).

2. ACCOUNTING POLICIES

The accompanying financial data as of March 31, 2012 and December 31, 2011 and for the three-month periods ended March 31, 2012 and 2011 and for the period from inception, May 25, 2004, to March 31, 2012, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 2 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2012 and December 31, 2011, results of operations for the three-month periods ended March 31, 2012 and 2011 and for the period from inception, May 25, 2004, to March 31, 2012, cash flows for the three-month periods ended March 31, 2012 and 2011 and for the period from inception, May 25, 2004, to March 31, 2012 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to March 31, 2012, as applicable, have been made. The result of operations for the three-month period ended March 31, 2012 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reclassification

During the three-months period ended March 31, 2012, the Company reclassified Accrued expenses professional fees of $200,020 previously reported in the December 31, 2011 consolidated balance sheet to Other accrued expenses on the consolidated balance sheet in order to conform to the current year presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2011, the FASB released ASU 2011-4, Fair Value Measurement (Topic 720) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and in IFRS as part of its convergence efforts with the IASB to ensure that fair value has the same meaning in US GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same, except for minor stylistic differences. Importantly, the ASU does not change when a fair value measurement is required under US GAAP. The amendments in ASU 2011-4 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard had no effect on our results of operation or our financial position. See Note 13 for additional information.

4. CASH AND CASH EQUIVALENTS

				USD (held
	USD (held	USD (held	USD (held	in other	USD TOTAL	USD TOTAL
	in USD)	in EUR)	in CHF)	currencies)	March 31, 2012	Dec 31, 2011
Cash and Cash Equivalents	10,635,669	14,486	46,518	6,116	10,702,789	13,629,370

Cash and cash equivalents are available to the Group without restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

5. TANGIBLE FIXED ASSETS

2012	Office equipment	Vehicles	Leasehold	Total
	& furniture		improvements
	USD	USD	USD	USD
Cost at January 1	168,426	89,500	47,375	305,301
Additions	-	75,340	-	75,340
Disposals	(4,103)	-	-	(4,103)
Cost at March 31	164,323	164,840	47,375	376,538

Accumulated depreciation at January 1	(100,974)	(84,954)	(38,545)	(224,473)
Depreciation	(4,924)	(6,927)	(2,369)	(14,220)
Disposals	-	-	-	-
Accumulated depreciation at March 31	(105,898)	(91,881)	(40,914)	(238,693)

Net book value at March 31	58,425	72,959	6,461	137,845

Depreciation expense for the three-month period ended March 31, 2012 and 2011 was $14,220 and $13,450, respectively.

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

Grants

During the three-month period ended March 31, 2012, no grants have been awarded.

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

During the three-month periods ended March 31, 2012 and 2011, respectively, no options have been granted.

The following table shows the Company's outstanding and exercisable stock options as of March 31, 2012:

			Weighted-
			average
		Weighted-	remaining
	Shares under	average exercise	contractual term	Aggregate
Outstanding Options	option	price	(years)	intrinsic value
Outstanding at December 31, 2011	18,350,000	0.37
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2012	18,350,000	0.37	6.79	$55,500

Exercisable at March 31, 2012	8,971,419	0.49	4.76	$7,625

The following table depicts the Company’s non-vested options as of March 31, 2012 and changes during the period:

	Shares under	Weighted-average grant
Non-vested options	option	date fair value
Non-vested at December 31, 2011	11,520,250	0.18
Granted	-	-
Vested	(2,141,669)	0.17
Forfeited or Canceled	-	-
Non-vested at March 31, 2012	9,378,581	0.19

As of March 31, 2012, the expected total of unrecognized compensation costs related to unvested stock-option grants was $1,565,951. The Company expects to recognize this amount over a weighted average period of 1.62 years.

6.2. Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, the Company applies a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

The following table summarizes the Company's activity with respect to share grants for the three-month period ended March 31, 2012:

		Weighted-average grant
Non-vested shares	Shares	date fair value
Non-vested at December 31, 2011	500,000	0.47
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2012	500,000	0.47

As of March 31, 2012, the expected total of unrecognized compensation costs related to unvested share grants was $188,902. The Company expects to recognize this amount over a weighted average period of 3.08 years.

6.3. Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

	Three month period ended
Stock-based compensation expenses	March 31, 2012	March 31, 2011
Option grants	323,204	108,339
Share grants	15,253	14,696
Total	338,457	123,035
Recorded under Personnel	288,224	98,390
Recorded under Consulting fees	50,233	24,645

7. PUBLIC OFFERING – UNIT FINANCING

On May 6, 2011, the Company completed a public offering of units pursuant to a long form prospectus filed in all of the Provinces of Canada except Quebec and a registration statement filed with the Securities and Exchange Commission on Form S-1 in the United States. In the Offering, the Company sold a total of 44,450,500 units at a price of $0.50 per unit for aggregate gross proceeds of $22,225,250. Each unit consisted of one share of common stock in the capital of the Company and one common share purchase warrant (“Unit Warrants”). Each Unit Warrant entitles the purchaser to purchase one additional common share until May 6, 2014 at a purchase price of $0.70.

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

8. WARRANTS

Warrants outstanding

The following table summarizes information about the Company’s warrants outstanding as of March 31, 2012:

Warrant series	Number	Strike price	Grant date	Expiry date
Grant	150'000	0.80	June 2, 2010	June 2, 2013
Unit Warrants	44'450'500	0.70	May 6, 2011	May 6, 2014
Agent Warrants	1'333'515	0.60	May 6, 2011	May 6, 2013

Total warrants outstanding	45'934'015

The Company has enough shares of common stock authorized in the event these warrants are exercised.

Warrant activity

The following table summarizes the Company’s warrant activity for the three-month period ended March 31, 2012:

		Weighted average
Warrants	Number of warrants	exercise price
Outstanding at December 31, 2011	45,934,015	0.70
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2012	45,934,015	0.70

9. INVESTMENT IN PETROMANAS

On February 12, 2010, the Company’s wholly-owned subsidiary DWM Petroleum, signed a Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas Energy Inc. (“Petromanas”). After closing, the Share Purchase Agreement was amended by an amending agreement dated May 25, 2010. As a result of this transaction, the Company owns 200,000,000 common shares of Petromanas. 100,000,000 of these were issued on March 3, 2010 pursuant to the original terms of the Share Purchase Agreement; the additional 100,000,000 were received on May 26, 2010, pursuant to the amending agreement. The shares were subject to a hold period expiring June 24, 2011 and bore a legend to that effect. In addition, all of these shares were deposited into an escrow pursuant to the requirements of the TSX Venture Exchange, which provides for the release of the shares from escrow according to the following schedule:

Release dates	Number of shares
released from escrow

24.06.2010	10,000,000
24.08.2010	15,000,000
24.02.2011	15,000,000
24.06.2011	40,000,000
24.08.2011	30,000,000
24.02.2012	30,000,000
24.08.2012	30,000,000
24.02.2013	30,000,000

Total	200,000,000

DWM Petroleum currently owns and controls 200,000,000 common shares of Petromanas and it has the right to acquire a further 50,000,000 common shares upon the occurrence of certain conditions. The 200,000,000 common shares represent approximately 31.7% of the issued and outstanding common shares of Petromanas.

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

The quoted market price for one common share of Petromanas on March 31, 2012 was CAD $0.23 (approximately $0.2306).

In order to calculate the fair value of the Company’s investment in Petromanas the Company has discounted the market price of the shares based on the escrow release schedule. The effective discount applied on the quoted market price of the shares is 2.15%.

During the three-month periods ended March 31, 2012 and 2011, respectively, the Company recorded $15,769,820 unrealized gain on investment in Petromanas and $(8,620,257) unrealized loss on investment, respectively.

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

10. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
Company	Country	Mar 31, 2012	Dec 31, 2011
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Vancouver (3)	Canada	31.7%	31.7%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (8)	Mongolia	100%	100%
Gobi Energy Partners GmbH (9)	Switzerland	100%	100%

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007 (formerly Manas Petroleum AG).
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008
(7)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(8)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). Gobi Energy Partners GmbH holds record title to 100% of Gobi Energy Partners LLC.
(9)

Gobi Energy Partners GmbH was founded in 2010. DWM Petroleum AG holds record title to 100% of Gobi Energy Partners GmbH, of which 26% is held in trust for others. The Company determined that no value needs to be ascribed to the non-controlling interest.

Ownership and voting right percentages in the subsidiaries stated above are identical to the equity share.

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

	Three months ended
	Mar 31, 2012	Mar 31, 2011
	USD	USD
Affiliates
Management services performed to Petromanas*	(6,924)	(16,435)
Board of directors
Payments to directors for office rent	6,548	6,000
Payments to related companies controlled by directors for rendered consulting services	92,817	91,000

* Services invoiced or accrued and recorded as contra-expense in personnel cost and administrative cost

11. COMMITMENTS & CONTINGENT LIABILITIES

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

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from the Company and IPR, and their subsidiaries. The Company, IPR and their respective legal counsel are of the view that the Energy Focus claim is without merit, is brought in the wrong jurisdiction and that Energy Focus has failed to properly serve the parties. The courts of Santiago have dismissed the case, but Energy Focus made an appeal just before the appeal period expired.

At March 31, 2012, there had been no legal actions against any member of the Group in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

Management believes that the members of the Group are in substantial compliance with the tax laws affecting their respective operations in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

Management believes that the ultimate liability, if any, arising from any of the above will not have a material adverse effect on the financial condition or the results of future operations and on cash flows of the Group in the Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile.

12. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

Defined benefit plan

We maintain Swiss defined benefit plans for 7 of our employees. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The fund’s benefit obligations are fully reinsured by AXA Winterthur Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

	Three months ended
Pension expense	Mar 31, 2012	March 31, 2011

Net service cost	5,327	5,311
Interest cost	5,944	5,254
Expected return on assets	(4,976)	(4,518)
Amortization of net (gain)/loss	2,654	2,525
Net periodic pension cost	8,949	8,572

During the three-month periods ended March 31, 2012 and 2011 the Company made cash contributions of $71,197 and $64,289, respectively, to its defined benefit pension plan. The Company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2012.

13. FAIR VALUE MEASUREMENT

13.1. Fair Value Measurement

The guidance on fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with this guidance, fair value measurements are classified under the following hierarchy:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value drivers are observable in active markets.

Level 3 — Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

When available, we use quoted market prices to determine fair value, and we classify such measurements within Level 1. In some cases where market prices are not available, we make use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Fair value measurement includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or us) will not be fulfilled. For financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted accordingly.

Financial assets and liabilities measured on a recurring basis at fair value included in our Consolidated Financial as of March 31, 2012 are classified in one of the three categories as follows:

	Level 1	Level 2	Level 3	Total
Assets
Investment in associate (Petromanas)	$-	$45,135,883	$-	$45,135,883
Total Assets	$-	$45,135,883	$-	$45,135,883

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the period ending March 31, 2012:

Balance at January 1, 2012	29,366,063
Total gains (losses) realized and unrealized:
Included in earnings	15,769,820	1)
Included in other comprehensive income	-
Purchase, sale, or settlement	-
Net transfer in / (out) of level 2	-
Balance at March 31, 2012	45,135,883

1) Recorded in change in fair value of investment in associate (Petromanas)

13.2. Fair Value of Financial Instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair Value Measurements section above, we used the following methods and assumptions to estimate the fair value of our financial instruments.

  Cash and cash equivalents – carrying amount approximated fair value.

  Restricted cash – carrying amount approximated fair value.

  Accounts receivable – carrying amount approximated fair value

  Investment in Petromanas – carrying amount approximated fair value

  Accounts Payable – carrying amount approximated fair value

  Refundable deposits – carrying amount approximated fair value

The fair value of our financial instruments is presented in the table below:

	March 31, 2012		December 31, 2011

	Carrying		Carrying		Fair Value
	Amount	Fair Value	Amount	Fair Value	Levels	Reference

Cash and cash equivalents	10,702,789	10,702,789	13,629,370	13,629,370	1	Note 4
Restricted cash	109,481	109,481	102,735	102,735	1
Accounts receivable	52,530	52,530	45,699	45,699	1
Investment in Petromanas	45,135,883	45,135,883	29,366,063	29,366,063	2	Note 9
Accounts Payable	207,653	207,653	1,194,844	1,194,844	1
Refundable Deposits	280,000	280,000	212,590	212,590	1

14. EARNINGS PER SHARE

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three months ended
	March 31, 2012	March 31, 2011
Company posted	Net income	Net loss
Basic weighted average shares outstanding	172,467,292	125,862,567
Dilutive effect of stock equivalents:

- stock options and non-vested stock under employee compensation plans	820,306	-

Diluted weighted average shares outstanding	173,287,598	125,862,567

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

	Three months ended
Stock equivalents	Mar 31, 2012	Mar 31 2011
Options	8,750,000	8,250,000
Warrants	45,934,015	150,000
Non-vested shares	-	600,000
Total	54,684,015	9,000,000

15. Discontinued Operations – Disposal of the Chilean Project

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

The following table summarizes the Company’s financial results from the Chilean project since inception to date:

			Period from
			05.25.2004
	For the three months ended		(Inception) to
	Mar 31, 2012	Mar 31, 2011	Sep 30, 2011
	USD	USD	USD
OPERATING REVENUES
Gain from divestiture	-	(12,726)	51,663
Total revenues	-	(12,726)	51,663
OPERATING EXPENSES
Personnel costs	-		(211,228)
Exploration costs	-		(420,985)
Depreciation	-	-	-
Consulting fees	-	-	-
Administrative costs	-		(15,000)
Total operating expenses	-	-	(647,213)
Operating income/(loss)	-	(12,726)	(595,550)

16. SUBSEQUENT EVENT(S)

On May 7, 2012, the Government of the Republic of Tajikistan ratified the Production Sharing Agreement with the Company's subsidiary, Closed Joint Stock Company Somon Oil. Under the terms of the Production Sharing Agreement, Somon is granted the exclusive right and authority to carry out all petroleum exploration, development and production activities in the contract area for a term of 30 years (with the right, under specified circumstances, to renew for up to two additional five year periods). The agreement provides for a framework within which exploration, development and production activities will be planned, conducted and paid for and it determines how funds invested by Somon will be recovered and how profit oil will be shared between the government and Somon. The agreement provides for the establishment of a Board of Directors (with six directors, three to be selected by Somon and three to be selected by the Government of Tajikistan), grants to Somon the right to appoint an operator for the project and obligates the Government of Tajikistan to assist Somon in its exploration, development and production activities.

Santos International Ventures Pty Ltd (“Santos”), a wholly owned subsidiary of Santos Limited, holds an option pursuant to which it can acquire a 70% interest in Somon. The ratification of the PSA was the last step for Santos to exercise its option to farm in pursuant to the option agreement signed between DWM Petroleum AG, a 100% subsidiary of Manas, Santos and Anawak on December 10, 2007. The Santos option will expire if it is not exercised within three months of the award of the Agreement.

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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately $370,000 for our operating costs (excluding exploration expenses);

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

  current exchange rates and interest rates; and

  general economic and financial market conditions.

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

  geological, technical, drilling and processing problems; and

  other factors discussed under the section entitled “Risk Factors” in our annual report on Form 10-K filed on March 30, 2012.

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

Results of Operations

The Three-Month Period Ended March 31, 2012 Compared to the Three-Month Period Ended March 31, 2011

Net income/net loss

Net income for the three-month period ended March 31, 2012 was $13,992,917 compared to net loss of $9,876,323 for the same period in 2011. This increase of $23,869,240 was primarily due to our investment in Petromanas.

Operating expenses

Operating expenses for the three-month period ended March 31, 2012 increased to $1,779,315 from $1,209,644 reported for the same period in 2011. This is an increase of 47% in our total operating expenses, attributable to higher personnel costs, higher exploration costs, higher consulting fees and higher administrative costs.

Personnel costs

For the three-month period ended March 31, 2012 personnel costs increased to $695,415 from $367,002 for the same period in 2011. This increase of 89% is mainly attributable to higher charges related to equity awards under the stock compensation and stock option plan and new employees.

Exploration costs

For the three-month period ended March, 2012 we incurred exploration costs of $277,515 as compared to $253,540 for the same period in 2011. This is an increase of 9% and is mainly due to increased exploration activities in Mongolia.

Consulting fees

For the three-month period ended March 31, 2012 we incurred consulting fees of $413,796 as compared to consulting fees of $259,682 for the same period in 2011. This is an increase of 59% and is primarily attributable to higher consulting fees incurred at the corporate level for investor relation activities and professional fees for tax advice.

Administrative costs

For the three-month period ended March 31, 2012, we recorded administrative costs of $398,369 compared to $315,970 for the same period in 2011. This increase of 26% is mainly attributable to the higher rent of our office in Mongolia and increased expenses for office supplies in Mongolia.

Non-operating income/expense

For the three-month period ended March 31, 2012 we recorded a non-operating income of $15,791,303 compared to a non-operating expense of $8,655,296 for the same period in 2011. This is an increase of $24,446,599 and mainly attributable to our investment in Petromanas.

For the three-month period ended March 31, 2012, we recorded an increase in fair value of investment in associate (Petromanas) of $15,769,820 compared to a decrease in fair value of investment in associate of $8,620,257 for the same period in 2011.

Liquidity and Capital Resources

Our cash balance as of March 31, 2012 was $10,702,789. Shareholders’ equity as of March 31, 2012 was $55,952,711. As of March 31, 2012, total current assets as of March 31, 2012 were $11,213,157 and our total current liabilities were $692,051 resulting in net working capital of $10,521,106.

Of the 200,000,000 common shares of Petromanas held by us, 140,000,000 were eligible for immediate resale without restriction as of March 31, 2012. The market value of these shares was approximately $32,288,000 on March 31, 2012.

Cash Flows

	Three months ended
	Mar 31, 2012	Mar 31, 2011
Net Cash used in Operating Activities	(2,945,620)	(883,223)
Net Cash used in Investing Activities	(77,983)	(506)
Net Cash provided by (used in) Financing Activities	67,410	(428,365)
Change in Cash and Cash Equivalents during the Period	(2,956,193)	(1,312,094)

Operating Activities

Net cash used in operating activities of $2,945,620 for the three-month period ended March 31, 2012 changed from net cash used of $883,223 for the same period in 2011. This increase in net cash used in operating activities of $2,062,397 is mainly due to higher operating costs, a reduction in accounts payable and a decrease in accrued expenses.

Investing Activities

Net cash used in investing activities of $77,983 for the three-month period ended March 31, 2012 changed from net cash used in investing activities of $506 for the same period in 2011. This increase in cash used in investing activities is mainly attributable to the purchase of fixed assets in Mongolia.

Financing Activities

Net cash provided by financing activities of $67,410 for the three-month period ended March 31, 2012 changed from net cash used of $428,365 for the same period in 2011. The increase in the three-month period ended March 31, 2012 is due to a reduction of refundable deposits in Tajikistan. For the same period in 2011 cash was used for the prepayment of issuance costs in connection with our public offering.

Cash Requirements

The following table outlines the estimated cash requirements for operations for the next 12 months:

Expense	Amount
Exploration	6,760,000
General & Administrative	4,000,000
Legal	160,000
Audit & Tax	270,000
Marketing	210,000
Total Expenses planned for next 12 months	11,400,000

Our monthly burn rate (excluding Exploration) amounts to approximately $370,000. Considering our net working capital, our shares eligible for resale in Petromanas and a potential farm-out, we believe that we are able to fund our planned operations for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Developments

Since the end of our most recent fiscal year, the following developments have affected our operations or operations of the companies in which we participate.

Mongolia

During the first quarter of 2012, our Mongolian subsidiary, Gobi Energy Partners LLC, continued with the integration and interpretation of seismic data acquired in 2011. We are focusing currently on six areas with 15 prospects. A passive seismic campaign using low-frequency spectroscopy was started in April to assist in ranking the prospects. A 2D seismic campaign (vibroseis) will acquire 321 km in June 2012; this seismic is partly detailed seismic over some prospects and the outstanding part in the eastern part of Block XIII, which could not be acquired anymore last year in November due to adverse seasonal weather conditions. The seismic will be acquired by the same contractor as 2011 and the contract was signed. Mobilisation of the crew is in May. The drilling tender was closed and a contract will be signed in May. Spudding will be due to rig availability in July. We are drilling two wells back to back. The contract has an option for drilling additional wells 2013.

Tajikistan

Our Tajik subsidiary, CJSC Somon Oil, continued with the compilation and integration of its technical database. As of March 31, 2012, a total of 793.6 km of 2D seismic has been recorded, and processing and interpretation are ongoing. Somon finalized the acquisition of a total of 871km 2D seismic subsequent to March 31, 2012. Drilling planning for the first two wells is ongoing. Preliminary well designs and well budgets have been prepared.

On May 7, 2012, the Government of the Republic of Tajikistan ratified the Production Sharing Agreement with our subsidiary, Closed Joint Stock Company Somon Oil. Under the terms of the Production Sharing Agreement, Somon is granted the exclusive right and authority to carry out all petroleum exploration, development and production activities in the contract area for a term of 30 years (with the right, under specified circumstances, to renew for up to two additional five year periods). The agreement provides for a framework within which exploration, development and production activities will be planned, conducted and paid for and it determines how funds invested by Somon will be recovered and how profit oil will be shared between the government and Somon. The agreement provides for the establishment of a Board of Directors (with six directors, three to be selected by Somon and three to be selected by the Government of Tajikistan), grants to Somon the right to appoint an operator for the project and obligates the Government of Tajikistan to assist Somon in its exploration, development and production activities.

Santos International Ventures Pty Ltd (“Santos”), a wholly owned subsidiary of Santos Limited, holds an option pursuant to which it can acquire a 70% interest in Somon. The ratification of the PSA was the last step for Santos to exercise its option to farm in pursuant to the option agreement signed between DWM Petroleum AG, a 100% subsidiary of Manas, Santos and Anawak on December 10, 2007. The Santos option will expire if it is not exercised within three months of the award of the Agreement.

Kyrgyzstan

During the first quarter of 2012, South Petroleum Company, in which we own a 25% minority equity interest, provided support for drilling planning and seismic operations in Tajikistan. South Petroleum Company recorded 24km 2D seismic in the Tuzluk Block as part of the Tajik seismic survey. Unification and update of resource evaluation of all Kyrgyz prospects and leads are still ongoing.

Information provided pertaining to the exploration project in the Kyrgyz Republic owned by South Petroleum Company has been provided to our company by the operator of that project, with which we deal at arm’s length, and is included in this report in an effort to share that information with the public. Although we have no reason to doubt the accuracy of this information, we expressly disclaim responsibility there for and make no representation or warranty that it is complete or correct.

Albania (31.7% equity investment in Petromanas Energy Inc.)

Petromanas is entering the operational phase of its drilling program on the Albanian properties. A drilling contract has been signed with KCA Deutag and three wells are planned to be drilled this year. Due to availability of the rig, the first well will be spudded in the second quarter. Petromanas farmed out 50% of its interest to Shell.

More details on www.petromanas.com.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from our company and IPR, and our respective subsidiaries. Our company, IPR and our respective legal counsel are of the view that the Energy Focus claim is without merit, that it was brought in the wrong jurisdiction and that Energy Focus has failed to properly serve the parties. The courts of Santiago have dismissed the case, but Energy Focus made an appeal.

Our management believes that the ultimate liability, if any, arising from the Energy Focus litigation will not have a material adverse effect on the financial condition or the results of future operations of our company.

Item 1A. Risk Factors.

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes for the quarter ended March 31, 2012 from the risk factors disclosed in the 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

3.3	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 1, 2011)

Exhibit Number	Description
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
4.2	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
4.3	Warrant Indenture dated May 6, 2011 with Equity Financial Trust Company (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Farm-In Agreement, dated October 4, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
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

10.23	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.24	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.25	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.26	Termination Agreement dated July 31, 2010 with Erik Herlyn (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 16, 2010)
10.27	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.28	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.29	Share Placement/Purchase Agreement dated September 26, 2010 with Alexander Becker (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.30	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.31	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)
10.32	Form of Lock-Up Agreement with Raymond James Ltd. and executive officers and directors (incorporated by reference to an exhibit to our Registration Statement on Form S-1/A filed on April 28, 2011)
10.33	Escrow Agreement dated May 3, 2011 with Equity Financial Trust Company and our officers and directors (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.34	Consulting Agreement dated effective September 1, 2011 with Brisco Capital Partners Corporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 12, 2011)
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

Exhibit Number	Description
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By
/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012

By
/s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2012