Form 10-Q
period 2012-06-30
MANAS PETROLEUM Corp
filed 2012-08-20
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
172,592,292 shares of common stock as of August 14, 2012.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
UNAUDITED

	06.30.2012	12.31.2011
	USD	USD
ASSETS
Cash and cash equivalents	3,208,621	13,629,370
Restricted cash	101,536	102,735
Accounts receivable	113,188	45,699
Tax receivables	-	-
Transaction prepayment	5,000,000	-
Other prepaid expenses	512,185	356,252
Total current assets	8,935,530	14,134,056

Tangible fixed assets	126,510	80,829
Investment in associate	238,304	238,304
Oil and gas properties (unproved)	93,806	-
Investment in associate (Petromanas)	42,343,343	29,366,063
Total non-current assets	42,801,963	29,685,196

TOTAL ASSETS	51,737,493	43,819,252

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	122,234	1,194,844
Accrued expenses exploration costs	400,121	237,657
Other accrued expenses	208,501	472,397
Refundable deposits	190,534	212,590
Total current liabilities	921,390	2,117,488

Pension liabilities	80,427	80,427
Total non-current liabilities	80,427	80,427

TOTAL LIABILITIES	1,001,817	2,197,915

Common stock (300,000,000 shares authorized, USD 0.001 par value, 172,592,292 and 172,467,292 shares, respectively, issued and outstanding)	172,592	172,467
Additional paid-in capital	77,317,550	76,702,841
Retained deficit accumulated during the exploration stage	(26,805,467)	(35,304,972)
Accumulated other comprehensive income	-	-
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY	50,735,676	41,621,337

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	51,737,493	43,819,252

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
UNAUDITED

	For the three months end		For the six months end		Period from
					05.25.2004
					(Inception) to
	06.30.2012	06.30.2011	06.30.2012	06.30.2011	06.30.2012
	USD	USD	USD	USD	USD
OPERATING REVENUES
Other revenues	-	-	-	-	1,375,728
Total revenues	-	-	-	-	1,375,728

OPERATING EXPENSES
Personnel costs	(638,542)	(335,570)	(1,333,957)	(702,572)	(29,139,203)
Exploration costs	(960,175)	(373,027)	(1,237,690)	(626,567)	(14,574,346)
Depreciation	(11,336)	(9,047)	(25,556)	(22,497)	(305,525)
Consulting fees	(611,258)	78,057	(1,025,054)	(194,351)	(12,159,900)
Administrative costs	(460,568)	(512,109)	(858,937)	(828,080)	(16,235,356)
Total operating expenses	(2,681,879)	(1,151,696)	(4,481,194)	(2,374,067)	(72,414,330)

Gain from sale of investment	-	-	-	-	3,864,197
Loss from sale of investment	-	-	-	-	(900)
			-
Operating loss	(2,681,879)	(1,151,696)	(4,481,194)	(2,374,067)	(67,175,305)
			-
NON-OPERATING INCOME / (EXPENSE)			-
Exchange differences	(12,814)	(20,929)	16,798	(45,475)	159,533
Changes in fair value of warrants	-	-	-	-	(10,441,089)
Warrants issuance expense	-	-	-	-	(9,439,775)
Gain from sale of subsidiary	-	-	-	-	57,850,918
Change in fair value of investment in associate	(2,792,540)	(7,615,886)	12,977,280	(16,236,143)	(4,063,478)
Interest income	283	53	365	216	604,381
Interest expense	(6,150)	(8,641)	(14,361)	(19,297)	(2,621,485)
Loss on extinguishment of debt	-	-	-	-	(117,049)
Income/(Loss) before taxes and equity in net loss of associate	(5,493,100)	(8,797,099)	8,498,888	(18,674,766)	(35,243,349)

Income taxes	(312)	(407)	617	937	(10,315)
Equity in net loss of associate	-	-	-	-	(24,523)
Net income/(loss) from continuing operations	(5,493,412)	(8,797,506)	8,499,505	(18,673,829)	(35,278,187)

DISCONTINUED OPERATIONS
Gain from divestiture	-	-	-	-	51,663
Operating expenses	-	-	-	-	(647,213)
Income/(Loss) from discontinued operations	-	-	-	-	(595,550)
			-
Net income/(loss)	(5,493,412)	(8,797,506)	8,499,505	(18,673,829)	(35,873,737)
			-		-
Net loss attributable to non-controlling interest	-	-	-	-	(18,700)
Net income/(loss) attributable to Manas	(5,493,412)	(8,797,506)	8,499,505	(18,673,829)	(35,892,437)
			-
Currency translation adjustment attributable to Manas	-	-	-	-	51,001
Net comprehensive income/(loss) attributable to Manas	(5,493,412)	(8,797,506)	8,499,505	(18,673,829)	(35,841,436)

Net comprehensive loss attributable to non-controlling interest	-	-	-	-	18,700
Net comprehensive income/(loss)	(5,493,412)	(8,797,506)	8,499,505	(18,673,829)	(35,822,736)
			-
Weighted average number of outstanding shares (basic)	172,535,973	169,927,177	172,501,633	148,016,597	121,421,261
Weighted average number of outstanding shares (diluted)	172,535,973	169,927,177	172,834,966	148,016,597	120,921,261
			-
Basic earnings/(loss) per share attributable to Manas	(0.03)	(0.05)	-	(0.13)	(0.01)
Basic earnings/(loss) per share - continuing operations	(0.03)	(0.05)	-	(0.13)	0.00
Basic earnings/(loss) per share - discontinuing operations	-	-	-	-	(0.00)
Diluted earnings/(loss) per share attributable to Manas	(0.03)	(0.05)	-	(0.13)	(0.02)
Diluted earnings/(loss) per share - continuing operations	(0.03)	(0.05)	-	(0.13)	0.00
Diluted earnings/(loss) per share - discontinuing operations	-	-	-	-	(0.00)

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CASH FLOW STATEMENT
UNAUDITED

	For the six months ended		Period from
			05.25.2004
			(Inception) to
	06.30.2012	06.30.2011	06.30.2012
	USD	USD	USD
OPERATING ACTIVITIES
Net income/(loss)	8,499,505	(18,673,829)	(35,873,737)
			-
To reconcile net income/(loss) to net cash used in operating activities			-
Gain from sale of subsidiary	-	-	(57,850,918)
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	-	900
Gain from divestiture of discontinued operations	-	-	(72,000)
Change in fair value of investment in associate	(12,977,280)	16,236,143	4,063,478
Equity in net loss of associate	-	-	24,523
Depreciation	25,556	22,497	305,525
Amortization of debt issuance costs	-	-	349,910
Warrant issuance expense / (income)	-	-	19,880,864
Exchange differences	(16,798)	45,475	(159,533)
Non cash adjustment to exploration costs	-	-	(204,753)
Non cash interest income	-	-	(25,619)
Interest expense on contingently convertible loan	-	-	236,798
Loss on extinguishment of contingently convertible loan	-	-	83,202
Interest expense on debentures	-	-	764,142
Loss on extinguishment of debentures	-	-	33,847
Stock-based compensation	614,834	(103,371)	26,822,735
Decrease / (increase) in receivables and prepaid expenses	(223,422)	(118,395)	(621,808)
(Decrease) / increase in accounts payables	(1,072,609)	3,086	(387,134)
(Decrease) / increase in accrued expenses	(101,433)	(98,069)	534,412
Change in pension liability	-	-	80,427
Cash flow used in operating activities	(5,251,647)	(2,686,463)	(45,878,936)
			-
INVESTING ACTIVITIES			-
Transaction prepayment	(5,000,000)	-	(5,000,000)
Capitalized exploration expenditure	(93,806)	-	(93,806)
Purchase of tangible fixed assets and computer software	(75,340)	(1,819)	(551,525)
Sale of tangible fixed assets and computer software	4,103	-	83,429
Proceeds from sale of investment	-	-	14,837,810
Decrease / (increase) restricted cash	1,199	(5,513)	(101,536)
Acquisition of investment in associate	-	-	(67,747)
Cash flow from investing activities	(5,163,844)	(7,332)	9,106,625

FINANCING ACTIVITIES
Contribution share capital founders	-	-	80,019
Issuance of units	-	22,225,250	37,282,734
Issuance of contingently convertible loan	-	-	1,680,000
Issuance of debentures	-	-	3,760,000
Issuance of promissory notes to shareholders	-	-	540,646
Repayment of contingently convertible loan	-	-	(2,000,000)
Repayment of debentures	-	-	(4,000,000)
Repayment of promissory notes to shareholders	-	-	(540,646)
Proceeds from exercise of options	-	-	240,062
Issuance of warrants	-	-	670,571
Proceeds from exercise of warrants	-	-	2,260,959
Cash arising on recapitalization	-	-	6,510
Shareholder loan repaid	-	-	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Repayment of bank loan	-	-	(2,520,000)
Increase in bank loan	-	-	2,520,000
Increase in short-term loan	-	-	917,698
Payment of unit issuance costs	-	(2,348,250)	(2,348,250)
Payment of debt issuance costs	-	-	(279,910)
Increase / (decrease) in refundable deposits	(22,056)	-	190,534
Cash flow (used in) / from financing activities	(22,056)	19,877,000	39,728,815
			-
Net change in cash and cash equivalents	(10,437,547)	17,183,205	2,956,504

Cash and cash equivalents at the beginning of the period	13,629,370	1,736,570	-
Currency translation effect on cash and cash equivalents	16,798	(45,475)	252,117
Cash and cash equivalents at the end of the period	3,208,621	18,874,300	3,208,621
			-
Supplement schedule of non-cash investing and financing activities:			-
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay unit issuance costs	-	280,172	280,172
Warrants issued to pay placement commission expenses	-	-	2,689,910
Debenture interest paid in common shares	-	-	213,479
Forgiveness of advance payment from Petromanas Energy Inc.	-	-	917,698
Initial fair value of shares of investment in Petromanas	-	-	46,406,821
Forgiveness of receivable due from Manas Adriatic GmbH	-	-	(3,449,704)

MANAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT) - UNAUDITED

				Deficit
				accumulated	Accumulated
			Additional	during the	Other Compre-	Total share-
	Number of		paid-	development	hensive Income/	holders'
SHAREHOLDERS' EQUITY/(DEFICIT)	shares	Share capital	in capital	stage	(Loss)	equity/(deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction	20,110,400	20,111	(356,732)	-	-	(336,621)
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289
Private placement of units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997
Private placement of units	10,709	11	(11)	-	-	-
Private placement of units, issued for cash	825,227	825	3,521,232	-	-	3,522,057
Currency translation adjustment	-	-	-	-	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)
Balance December 31, 2007	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870

Balance January 1, 2008	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	9,787,978	-	-	9,790,873
Private placement of units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429
Issuance of warrants	-	-	10,110,346	-	-	10,110,346
Beneficial conversion feature	-	-	557,989	-	-	557,989
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)
Net loss for the period	-	-	-	(30,296,106)	-	(30,296,106)
Balance December 31, 2008	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)

Balance January 1, 2009	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)
Adoption of ASC 815-40	-	-	(9,679,776)	9,086,972	-	(592,804)
Reclassification warrants	-	-	10,883,811	-	-	10,883,811
Stock-based compensation	-	-	4,475,953	-	-	4,475,953
Currency translation adjustment	-	-	-	-	7,679	7,679
Net loss for the year	-	-	-	(21,618,015)	-	(21,618,015)
Balance December 31, 2009	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)

Balance January 1, 2010	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)
Exercise of warrants	3,832,133	3,832	2,257,127	-	-	2,260,959
FV adjustment of exercised warrants	-	-	72,644	-	-	72,644
Reclassification warrants	-	-	77,439	-	-	77,439
Stock-based compensation	2,103,527	2,103	4,174,558	-	-	4,176,661
Shares to be issued	-	-	240,062	-	-	240,062
Redeemable shares	-	-	(2,517,447)	-	-	(2,517,447)
Net income for the period	-	-	-	74,442,353	-	74,442,353
Balance December 31, 2010	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484

Balance January 1, 2011	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484
Stock-based compensation	2,106,082	2,106	797,190	-	-	799,296
TSX listing units, issued for cash	44,450,500	44,451	19,552,378	-	-	19,596,829
Exercise of options	923,317	923	(923)	-	-	-
Redeemable shares	-	-	2,517,447	-	-	2,517,447
Net income for the period	-	-	-	(53,015,719)	-	(53,015,719)
Balance December 31, 2011	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337

Balance January 1, 2012	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337
Stock-based compensation	125,000	125	614,709	-	-	614,834
TSX listing units, issued for cash	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-
Redeemable shares	-	-	-	-	-	-
Net income for the period	-	-	-	8,499,505	-	8,499,505
Balance June 30, 2012	172,592,292	172,592	77,317,550	(26,805,467)	51,001	50,735,676

1.    BASIS OF PRESENTATION

The financial statements presented in this Form 10-Q comprise Manas Petroleum Corporation ("Manas" or the “Company") and its subsidiaries (collectively, the “Group”). The unaudited interim Consolidated Financial Statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and present our financial position, results of operations, cash flows and changes in stockholder’s equity. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Group has a focused strategy on exploration and developing oil and gas resources in Central Asia (Tajikistan, Mongolia and Kyrgyz Republic). In the Balkan Region (Albania) the Company holds an investment in associate Petromanas Energy Inc.

2.    ACCOUNTING POLICIES

The accompanying financial data as of June 30, 2012 and December 31, 2011 and for the three and six months periods ended June 30, 2012 and 2011 and for the period from inception, May 25, 2004, to June 30, 2012, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2012 and December 31, 2011, results of operations for the three and six months periods ended June 30, 2012 and 2011 and for the period from inception, May 25, 2004, to June 30, 2012, cash flows for the six months periods ended June 30, 2012 and 2011 and for the period from inception, May 25, 2004, to June 30, 2012 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to June 30, 2012, as applicable, have been made. The result of operations for the three and six months periods ended June 30, 2012 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reclassification

The Company reclassified $200,020 from "Accrued Expenses Professional Fees" to “Other Accrued Expenses” as of December 31, 2011 in order to conform to the current period presentation.

Successful Efforts Method of Accounting

The Company uses the successful efforts method of accounting for oil and natural gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves, are capitalized. Upon sale or retirement of a proved property, the cost and accumulated depreciation, depletion and amortization are eliminated from property accounts and the resultant gain or loss is recognized.

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made.

Development costs of proved oil and natural gas properties, including estimated dismantlement, restoration, abandonment costs and acquisition costs, are depreciated and depleted on a well by well basis by the units-of-production method using estimated proved developed reserves. The costs of oil and natural gas properties are periodically assessed for impairment.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In May 2011, the FASB released ASU 2011-5, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income and then amended in December, to narrow the options that are available for reporting financial performance. While the rules for determining net income and earnings per share (EPS) remain unchanged, the items reported below net income that make up other comprehensive income (OCI), including pension adjustments and changes in the fair value of some marketable securities, may no longer be presented in a statement of changes in stockholders’ equity. The amendments in ASU 2011-5 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard as of January 1, 2012 had no effect on our results of operation or our financial position.

In May 2011, the FASB released ASU 2011-4, Fair Value Measurement (Topic 720) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and in IFRS as part of its convergence efforts with the IASB to ensure that fair value has the same meaning in US GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same, except for minor stylistic differences. Importantly, the ASU does not change when a fair value measurement is required under US GAAP. The amendments in ASU 2011-4 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard as of January 1, 2012 had no effect on our results of operation or our financial position. See Note 15 for additional information.

4.    CASH AND CASH EQUIVALENTS

	USD (held in	USD (held in	USD (held in	USD (held in	USD Total	USD total
	USD)	EUR)	CHF)	other currencies)	June 30, 2012	Dec 31, 2011
Cash and cash equivalents	3,156,744	13,601	23,970	14,307	3,208,621	13,629,370

Cash and cash equivalents are available to the Group without restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

5.    PLAN FOR ACQUISITION

During the second quarter of 2012, DWM Petroleum AG, a wholly-owned subsidiary of the Company, entered into an option agreement with an unrelated third party pursuant to which the third party has granted to DWM Petroleum an option to purchase 80% of the equity of a company that owns producing oilfield assets in Central Asia. Although DWM Petroleum has provided the third party with a cash deposit to be adjusted against the purchase price in case option is pursued by DWM Petroleum, the Option Agreement does not bind DWM Petroleum, except in respect of a requirement that the details of the agreement be kept in confidence, and the cash deposit is fully refundable. The Option Agreement is subject to the completion – to DWM Petroleum’s satisfaction - of a due diligence review and the negotiation of a purchase price for the optioned equity in a subsequent definitive agreement. A due diligence investigation, including a financial audit, is currently ongoing. Once due diligence is completed, DWM Petroleum will have one month to decide whether to exercise the option. In case DWM Petroleum does not exercise the option, it shall be entitled to receive a refund of its cash deposit.

On May 8, 2012, DWM Petroleum wired an initial refundable cash deposit to the third party in the amount of US$5 million. This cash deposit has been recorded on the Company’s balance sheet as a “Transaction Prepayment”. On July 3, 2012, DWM Petroleum made a second refundable cash deposit in the amount of US$2 million. A third refundable cash deposit in the amount of US$3 million is due to be sent to the third party on or before August 24, 2012.

6.    TANGIBLE FIXED ASSETS

2012	Office equipment & furniture	Vehicles	Leasehold improvements	Total
Cost at January 1	151,303	101,340	47,375	300,018
Additions	-	76,000	-	76,000
Disposals	(4,162)	(59,456)	-	(63,618)
Cost at June 30	147,140	117,884	47,376	312,400
Accumulated depreciation at January 1	(95,691)	(85,103)	(38,545)	(219,339)
Depreciation	(8,970)	(11,790)	(4,737)	(25,497)
Disposals	-	58,946	-	58,946
Accumulated depreciation at June 30	(104,661)	(37,947)	(43,283)	(185,891)
Net book value at June 30	42,480	79,937	4,093	126,510

Depreciation expense for the six months period ended June 30, 2012 and 2011 was $25,556 and $22,497, respectively. Depreciation expense for the three months period ended June 30, 2012 and 2011 was $11,336 and $9,047, respectively.

7.    OIL AND GAS PROPERTIES

Oil and gas properties	Three months period ended		Six months period ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Unproved, not subject to depletion	93,806	-	93,806	-
Proved subject to depletion	-	-	-	-
Accumulated depletion	-	-	-	-
Total Oil and gas properties (unproved)	93,806	-	93,806	-

All of the unproved properties are located in Mongolia.

8.    STOCK COMPENSATION PROGRAM

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

This plan constitutes a single “omnibus” plan, the Nonqualified Stock Option Plan (“NQSO Plan”) which provides grants of nonqualified stock options (“NQSOs”). The maximum number of shares of common stock that may be purchased under the plan is 20,000,000. This plan has been superseded by the 2011 Stock Option Plan; future grants of stock options will be made under the 2011 Stock Option Plan.

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

The 2011 Stock Option Plan authorizes the Company to issue options to purchase such number of the Company’s common shares as is equal to on aggregate, together with options issued under any prior plan, of up to 10% of the number of issued and outstanding shares of the Company’s common stock at the time of the grant (it is the type of stock option plan referred to as a “rolling” stock option plan).

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

     8.1. Stock Option Grants

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

During the six months periods ended June 31, 2012 and 2011, respectively, no options were granted.

The following table shows the Company's outstanding and exercisable stock options as of June 30, 2012:

Outstanding options	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	18,350,000	0.37	7.04	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(2,400,000)	0.26	-	-
Outstanding at June 30, 2012	15,950,000	0.39	7.55	-
Exercisable at June 30, 2012	7,882,960	0.53	6.40	-

The following table depicts the Company’s non-vested options as of June 30, 2012 and changes during the period:

	Shares under	Weighted-average
Non-vested options	option	grant date fair value
Non-vested at December 31, 2011	11,520,250	0.18
Non-vested granted	-	-
Vested	(3,453,210)	0.18
Non-vested, forfeited or cancels	-	-
Non-vested at June 30, 2012	8,067,040	0.18

As of June 30, 2012, the expected total of unrecognized compensation costs related to unvested stock-option grants was $1,246,825. The Company expects to recognize this amount over a weighted average period of 1.32 years.

     8.2. Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, the Company applies a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

On May 11, 2012, the Company issued 125,000 shares of common stocks to one of its employees. As per employment agreement, 100,000 shares were issued to the employee between May 1, 2011 and May 1, 2012. The employment agreement terminated effective July 31including a 90 days’ notice period. Accordingly, the employee received another 25,000 shares for the 90 days’ notice period. Since the employee did not provide service for the month of July, its monthly salary and issued shares were accrued as of June 30 2012, for the month of July in accordance to US GAAP.

With the termination, all of the issued shares became eligible for resale, subject to regulatory restrictions imposed by the SEC and/or TSX Venture Exchange.

The following table summarizes the Company's activity with respect to share grants for the six months period ended June 30, 2012:

Non-vested shares	Shares	Weighted-average grant date fair value
Non-vested at December 31, 2011	500,000	0.47
Granted	-	-
Vested	(125,000)	0.47
Non-vested, forfeited or canceled	(375,000)	0.47
Non-vested at June 30, 2012	-	-

As of June 30, 2012, there were no unrecognized compensation costs related to unvested share grants.

     8.3. Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

Stock based compensation expenses	Three months period ended		Six months period ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Option grants	255,926	(241,552)	579,130	(133,213)
Share grants	20,449	15,146	35,704	29,842
Total	276,375	(226,406)	614,834	(103,371)
Recorded under “Personnel”	289,727	99,422	577,951	197,812
Recorded under “Consulting fees”	(13,352)	(325,828)	36,883	(301,183)

9.    PUBLIC OFFERING – UNIT FINANCING

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

Net cash proceeds from the public offering amounted to $19,877,000 and were recorded in shareholders’ equity, net of non-cash issuance costs associated with the Agent Warrants, i.e. $19,596,829. Refer to Note 10 for the discussion of the warrants.

10.   WARRANTS

Warrants outstanding

The following table summarizes information about the Company’s warrants outstanding as of June 30, 2012:

Warrant series	Number of warrants	Strike price	Grant date	Expiry date
Grant	150,000	0.80	June 2, 2010	June 2, 2013
Unit warrants	44,450,500	0.70	May 6, 2011	May 6, 2014
Agent warrants	1,333,515	0.60	May 6, 2011	May 6, 2013
Total warrants outstanding	45,934,015

The Company has enough shares of common stock authorized in the event these warrants are exercised.

Warrant activity

The following table summarizes the Company’s warrant activity for the six months period ended June 30, 2012:

Warrants	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2011	45,934,015	0.70
Granted	-	-
Exercised	-	-
Forfeit or expired	-	-
Outstanding at March	-	-
Outstanding at June 30, 2012	45,934,015	0.70

11.   INVESTMENT IN PETROMANAS

On February 12, 2010, the Company’s wholly-owned subsidiary DWM Petroleum, signed a Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas Energy Inc. (“Petromanas”). After closing, the Share Purchase Agreement was amended by an amending agreement dated May 25, 2010. As a result of this transaction, the Company acquired 200,000,000 common shares of Petromanas. 100,000,000 of these were issued on March 3, 2010 pursuant to the original terms of the Share Purchase Agreement; the additional 100,000,000 were received on May 26, 2010, pursuant to the amending agreement. The shares were subject to a hold period expiring June 24, 2011 and bore a legend to that effect. In addition, all of these shares were deposited into an escrow pursuant to the requirements of the TSX Venture Exchange, which provides for the release of the shares from escrow according to the following schedule:

Release dates	Number of shares
released from escrow
June 24, 2010	10,000,000
August 24, 2010	15,000,000
February 24, 2011	15,000,000
June 24, 2011	40,000,000
August 24, 2011	30,000,000
February 24, 2012	30,000,000
August 24, 2012	30,000,000
February 24, 2013	30,000,000
Total	200,000,000

At June 30, 2012, DWM Petroleum owned and controlled 200,000,000 common shares of Petromanas and it had the right to acquire a further 50,000,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions. The 200,000,000 common shares represented approximately 31.7% of the issued and outstanding common shares of Petromanas. On July 6, 2012, DWM Petroleum sold 10,000,000 of these shares to one unrelated party. On August 17, 2012, pursuant to agreements dated August 13, 2012, DWM Petroleum sold an additional 90,000,000 of these Petromanas shares to twelve unrelated parties, together with the right to receive 22.5% of the Performance Shares if and when any Performance Shares are issued by Petromanas.

Since the shares were subject to a hold period of thirteen months, and because the shares were also deposited into escrow and subject to a fixed escrow release schedule, the Company deemed them to have a Level 2 input for the calculation of the fair value in accordance with ASC 820 (Fair value measurements and disclosures). The Company applies an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

The quoted market price for one common share of Petromanas on June 30, 2012 was CAD $0.22 (approximately USD $0.22) .

In order to calculate the fair value of the Company’s investment in Petromanas the Company has discounted the market price of the shares based on the escrow release schedule. The effective discount applied on the quoted market price of the shares is 1.35% .

During the six month period ended June 30, 2012 and 2011, respectively, the Company recorded $12,977,280 unrealized loss/gain on investment in Petromanas and $(16,236,143) unrealized loss on investment, respectively.

During the three month periods ended June 30, 2012 and 2011, respectively, the Company recorded $(2,792,540) unrealized loss/gain on investment in Petromanas and $(7,615,886) unrealized loss on investment, respectively.

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

Based on the foregoing, the Company has concluded that it does not have the ability to exercise significant influence over Petromanas’ (the investee’s) operating and financial policies. In addition, the sale of 100,000,000 Petromanas shares subsequent to June 30, 2012, may have further diminished any influence the Company may have had prior to the date of that sale.

12.   RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
Company	Country	June 30, 2012	Dec 31, 2011
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Vancouver (3)	Canada	31.7%	31.7%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (8)	Mongolia	100%	100%
Gobi Energy Partners GmbH (9)	Switzerland	100%	100%

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007 (formerly Manas Petroleum AG).
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008, the company was dormant and did not have assets or liabilities. In order to prevent the cost of winding up, the shares were transferred to a member of the board at no cost.
(7)	Founded in 2008
(8)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(9)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). Gobi Energy Partners GmbH holds record title to 100% of Gobi Energy Partners LLC.
(10)

Gobi Energy Partners GmbH was founded in 2010. DWM Petroleum AG holds record title to 100% of Gobi Energy Partners GmbH,of which 26% is held in trust for others. The Company determined that no value needs to be ascribed to the non-controlling interest.

Except as disclosed above in respect of the sale of 100,000,000 shares of Petromanas Energy, ownership and voting right percentages in the subsidiaries stated above are identical to the equity share at June 30, 2012 and December 31, 2011.

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

	Three months ended		Six months ended
	June 30, 2012	June 30. 2011	June 30, 2012	June 30. 2011
Affiliates
Management services performed to Petromanas*	4,194	(24,558)	(11,118)	8,123
Board of directors
Payments to directors for office rent	6,387	12,000	12,935	6,000
Payments to related companies controlled by directors for rendered consulting services	90,540	183,850	183,357	92,850

* Services invoiced or accrued are recorded as contra-expense in personnel cost and administrative cost

13.   COMMITMENTS & CONTINGENT LIABILITIES

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

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from the Company and IPR, and their subsidiaries. The Company, IPR and their respective legal counsel are of the view that the Energy Focus claim is without merit and is brought in the wrong jurisdiction and that Energy Focus has failed to properly serve the parties. The courts of Santiago have dismissed the case, but Energy Focus made an appeal just before the appeal period expired.

At June 30, 2012, there had been no legal actions against any member of the Group in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

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

14.   PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

Defined benefit plan

We maintain Swiss defined benefit plans for seven of our employees. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The fund’s benefit obligations are fully reinsured by AXA Winterthur Insurance Company. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

	Three months ended		Six months ended
Pension expense	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net service cost	5,327	5,311	10,654	10,622
Interest cost	5,944	5,254	11,888	10,507
Expected return on assets	(4,976)	(4,517)	9,952	9,035
Amortization of net gain	2,654	2,525	5,308	5,050
Net periodic pension cost	8,949	8,573	17,898	17,145

During the six months period ended June 30, 2012 and 2011, respectively, the Company made cash contributions of $71,197 and $63,368, respectively, to its defined benefit pension plan. The Company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2012.

15.   FAIR VALUE MEASUREMENT

    15.1. Fair Value Measurements

The guidance on fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants under current market conditions. This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques to measure fair value.

Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with this guidance, fair value measurements are classified under the following hierarchy:

•Level 1 — Quoted prices for identical instruments in active markets.

•Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value drivers are observable in active markets.

•Level 3 — Prices and valuation techniques in which one or more significant inputs or significant value-drivers are unobservable.

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

Fair value measurement includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterpart or by us) will not be fulfilled. For financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted accordingly.

Financial assets measured on a recurring basis at fair value included in our Consolidated Financial Statements as of June 30, 2012 are classified in one of the three categories as follows:

Assets	Level 1	Level 2	Level 3	Total
Investment in associate (Petromanas)	-	42,343,343	-	42,343,343
Total assets	-	42,343,343	-	42,343,343

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets for the period ending June 30, 2012:

Balance at January 1, 2012	29,366,063
Total gains (losses) realized and unrealized:	-
Included in earnings	12,980,280 (1)
Included in other comprehensive income	-
Purchase, sale, or settlement	-
Net transfer in / (out) of level 2	-
Balance at June 30, 2012	42,343,343

     (1)      Recorded in change in fair value of investment in associate (Petromanas)

     15.2. Fair Value of Financial Instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair Value Measurements section above, we used the following methods and assumptions to estimate the fair value of our financial instruments.

  Cash and cash equivalents – carrying amount approximated fair value.

  Restricted cash – carrying amount approximated fair value.

  Accounts receivable – carrying amount approximated fair value.

  Transaction prepayment – carrying amount approximated fair value.

  Investment in Petromanas – fair value was calculated based on quoted market prices and a discount factor derived from the Company’s estimated cost of capital.

  Accounts Payable – carrying amount approximated fair value.

  Refundable deposits – carrying amount approximated fair value.

The fair value of our financial instruments is presented in the table below:

	June 30, 2012		December 31, 2012
	Carrying	Fair	Carrying		Fair Value	Reference
	Amount	Value	Amount	Fair Value	Levels
Cash and cash equivalents	3,208,621	3,208,621	13,629,370	13,629,370	1	Note 4
Restricted cash	101,536	101,536	102,735	102,735	1
Transaction prepayment	5,000,000	5,000,000	-	-	1	Note 5
Accounts receivable	113,188	113,188	45,699	45,699	1
Investment in Petromanas	42,343,343	42,343,343	45,135,883	45,135,883	2	Note 11
Accounts Payable	122,234	122,234	280,000	280,000	1
Refundable Deposits	190,534	190,534	212,590	212,590	1

16.   EARNINGS PER SHARE

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three months period ended		Six months period ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Company posted	Net loss	Net loss	Net Income	Net loss
Basic weighted average shares outstanding	172,535,973	169,927,177	172,501,633	148,016,597
Dilutive effect of common stock equivalents:
- stock options and non-vested stock under employee compensation plans	-	-	333,333	-
Diluted weighted average shares outstanding	172,535,973	169,927,177	172,834,966	148,016,597

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

Stock equivalent	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Options	15,950,000	8,250,000	15,950,000	8,250,000
Warrants	45,934,015	45,934,015	45,934,015	45,934,015
Non-vested shares	166,667	500,000	-	500,000
Total	62,050,682	54,684,015	61,884,015	54,684,015

17.   Discontinued Operations – Disposal of the Chilean Project

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

The following table summarizes the Company’s financial results from the Chilean project since inception to date:

	Three months ended		Six months ended		Period from May 05, 2004
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	(inception) to Sep 30, 2011
OPERATING REVENUES
Gain from divestiture	-	(7,611)	-	(20,337)	51,663
Total revenues	-	(7,611)	-	(20,337)	51.663
OPERATING EXPENSES
Personnel costs	-	-	-	-	(211,228)
Exploration costs	-	-	-	-	(420,985)
Depreciation	-	-	-	-	-
Consulting fees	-	-	-	-	-
Administrative costs	-	-	-	-	(15,000)
Total operating expenses	-	-	-	-	(647,213)
OPERATING INCOME	-	(7,611)		(20,337)	(595,550)

18.   SUBSEQUENT EVENT(S)

On July 6, 2012, the Company sold 10,000,000 common shares of Petromanas at a price of $0.17 per common share for gross proceeds of $1,700,000.

On August 17, 2012, the Company sold 90,000,000 shares of Petromanas at a price of CAD $0.115 (approximately USD $0.115) per share pursuant to written agreements with twelve unrelated parties dated August 13, 2012.

On August 6, 2012, Santos International Ventures Pty Ltd, has exercised its option under an Agreement dated December 10, 2007, under which an affiliate of Santos and a third party intend to acquire an aggregate 70% shareholding in Somon Oil. The exercise of the option is subject to the negotiation and execution of definitive agreements, including a farm-in agreement and a shareholder agreement, by September 6, 2012.

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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately $384,000 for our operating costs (excluding exploration expenses);

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance; except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms “we”, “us”, and “our” refer to Manas Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, DWM Energy AG (formerly Manas Petroleum AG), a Swiss company, Manas Energia Chile Limitada, a Chilean company, Manas Petroleum of Chile Corporation, a Canadian company, and Manas Management Services Ltd., a Bahamian company, and its partially owned subsidiaries CJSC Somon Oil Company, a Tajikistan company, Gobi Energy Partners GmbH, a Swiss company, and Gobi Energy Partners LLC, a Mongolian company, and its 25% ownership interest in CJSC South Petroleum Company, a Kyrgyz company and its 15.8% ownership interest in Petromanas Energy Inc., a British Columbia company listed on the TSX Venture Exchange in Canada (TSXV: PMI), as the context may require.

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

Results of Operations

The six month period ended June 30, 2012 compared to the six months period ended June 30, 2011

Net income/net loss

Net income for the six month period ended June 30, 2012, was $8,499,505 compared to net loss of $18,673,829 for the same period in 2011. This increase of $27,173,334 was primarily due to the change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the six month period ended June 30, 2012, increased to $4,481,194 from $2,374,067 reported for the same period in 2011. This is an increase of 89% in our total operating expenses, mainly due to increased exploration activity at our project in Mongolia.

Personnel costs

For the six month period ended June 30, 2012, personnel costs increased to $1,333,957 from $702,572 for the same period in 2011. This increase of 90% is attributable to increased exploration activity at our project in Mongolia and higher expenses related to equity awards under the stock compensation and stock option plans.

Exploration costs

For the six month period ended June 30, 2012, we incurred exploration costs of $1,237,690 as compared to $626,567 for the same period in 2011. This is an increase of 97% and is due to increased exploration activity at our project in Mongolia.

Consulting fees

For the six month period ended June 30, 2012, we incurred consulting fees of $1,025,054 as compared to consulting fees of $194,351 for the same period in 2011. This is an increase of 427% and is due primarily to higher expenses in the first half of 2012 related to increased exploration activity at our projects in Mongolia and Tajikistan and increased investor relations activities, and also due to negative expense in consulting fees related to the remeasurement of equity-based awards to non-employees in 2011.

For the six month period ended June 30, 2012, we incurred expenses of $36,881 related to equity-based awards to non-employees, as compared to negative expense of $(281,672) in the same period in 2011. For the six month period ended June 30, 2012, we incurred expenses of $154,014 related to public and investor relations, as compared to $63,810 in the same period in 2011. For the six month period ended June 30, 2012, we incurred expenses of $208,453 related to consulting costs, as compared to $92,222 in the same period in 2011. These increases are due to increased exploration activity at our projects in Mongolia and Tajikistan

Administrative costs

For the six month period ended June 30, 2012, we recorded administrative costs of $858,937 compared to $828,080 for the same period in 2011. This increase of 4% is attributable to increased travel activity related to our projects in Mongolia and Tajikistan.

Non-operating income/expense

For the six month period ended June 30, 2012, we recorded a non-operating income of $12,980,082 compared to a non-operating expense of $16,300,699 for the same period in 2011. This increase of $29,280,781 is mainly attributable to a change in the value of our investment in Petromanas.

For the six month period ended June 30, 2012, we recorded an increase in fair value of investment in associate (Petromanas) of $12,977,280 compared to a decrease in fair value of investment in associate of $16,236,143 for the same period in 2011.

The three months period ended June 30, 2012 compared to the three months period ended June 30, 2011

Net income/net loss

Net loss for the three month period ended June 30, 2012, was $5,493,412 compared to net loss of $8,797,506 for the same period in 2011. This increase of $3,304,094 was primarily due to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the three month period ended June 30, 2012, increased to $2,681,879 from $1,151,696 reported for the same period in 2011. This is an increase of 133% in our total operating expenses, mainly due to increased exploration activity at our project in Mongolia.

Personnel costs

For the three month period ended June 30, 2012, personnel costs increased to $638,542 from $335,570 for the same period in 2011. This increase of 90% is attributable to increased exploration activity at our project in Mongolia and higher charges related to equity awards under the stock compensation and stock option plans.

Exploration costs

For the three month period ended June 30, 2012, we incurred exploration costs of $960,175 as compared to $373,027 for the same period in 2011. This is an increase of 157% and is due to increased exploration activity at our project in Mongolia.

Consulting fees

For the three month period ended June 30, 2012, we incurred consulting fees of $611,258 as compared to consulting fees of $(78,057) for the same period in 2011. This is an increase of 883% primarily attributable to negative expense in consulting fee related to the re-measurement of equity-based awards to non-employees in 2011, and consulting costs for our Mongolian and Tajik project.

For the three months period ended June 30, 2012, we incurred expenses of $13,352 related to equity-based awards to non-employees, as compared to negative expense of $(306,842) in the same period in 2011. For the three months period ended June 30, 2012, we incurred expenses of $154,014 related to public and investor relations, as compared to $46,425 in the same period in 2011. For the three months period ended June 30, 2012, we incurred expenses of $208,453 related to consulting costs, as compared to $72,205 in the same period in 2011. These increases are due to increased exploration activity at our projects in Mongolia and Tajikistan

Administrative costs

For the three month period ended June 30, 2012, we recorded administrative costs of $460,568 compared to $512,109 for the same period in 2011. This decrease of 10% is mainly attributable to a slight decrease in travel activity.

Non-operating income/expense

For the three month period ended June 30, 2012, we recorded a non-operating loss of $2,811,221 compared to a non-operating loss of $7,645,403 for the same period in 2011. This is an increase of $4,834,182 and mainly attributable to a change in the value of our investment in Petromanas.

For the three month period ended June 30, 2012, we recorded a decrease in fair value of investment in associate (Petromanas) of $2,792,540 compared to a decrease in fair value of investment in associate of $7,615,886 for the same period in 2011.

Liquidity and Capital Resources

Our cash balance as of June 30, 2012 was $3,208,621. Shareholders’ equity as of June 30, 2012 was $50,735,676. Total current assets as of June 30, 2012 were $8,935,530 and our total current liabilities were $921,390 resulting in net working capital of $8,014,140. On July 6, 2012, we sold 10,000,000 common shares of Petromanas at a price of $0.17 per common share for gross proceeds of $1,700,000. On August 17, 2012, we sold an additional 90 million shares of Petromanas at a price of CAD $0.115 (approximately USD $0.115) per share for gross proceeds of CAD $10,350,000 (approximately USD $10,350,000).

Of the 200,000,000 common shares of Petromanas held by us, at June 30, 2012, 140,000,000 were eligible for immediate resale without restriction. Also, as of that date, the market value of these shares was approximately $30,000,000. Since June 30, 2012, we have sold 100,000,000 of these shares and we have agreed not to resell any of the balance until August 14, 2013 unless, before that date, the market price per share should equal or exceed CAD $0.60 (approximately USD $0.60) for five business days.

Cash Flows

	Six months ended
	June 30, 2012	June 31, 2011
Net Cash used in Operating Activities	(5,251,647)	(2,686,463)
Net Cash used in Investing Activities	(5,163,844)	(7,332)
Net Cash provided by (used in)		19,877,000
Financing Activities	(22,056)
Change in Cash and Cash Equivalents
during the Period	(10,437,547)	17,183,205

Operating Activities

Net cash used in operating activities of $(5,251,647) for the six month period ended June 30, 2012 changed from net cash used of $(2,686,463) for the same period in 2011. This increase in net cash used in operating activities of $2,565,184 is mainly due to increased exploration activity, a reduction in accounts payable and an increase in prepaid expenses and receivables.

Investing Activities

Net cash used in investing activities of $(5,163,844) for the six months period ended June 30, 2012 changed from net cash used in investing activities of $(7,332) for the same period in 2011. This increase of $5,156,512 in cash used in investing activities is mainly attributable to a transaction prepayment of $5,000,000. This transaction is discussed in more detail below, in the Recent Developments section of this quarterly report on Form 10-Q

Financing Activities

Net cash provided by financing activities of $(22,056) for the six months period ended June 30, 2012 changed from net cash used of $19,877,000 for the same period in 2011. This decrease is due to the issuance of units for net proceeds of $19,877,000 in 2011.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months:

Expense	Amount
Exploration	9,350,000
General & Administrative	3,900,000
Legal	180,000
Audit & Tax	210,000
Marketing	270,000
Total Expenses planned for next 12 months	13,910,000

Our monthly burn rate (excluding Exploration) amounts to approximately $384,000. Considering our net working capital, our shares eligible for resale in Petromanas and a potential farm-out, we believe that we are able to fund our planned operations for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Developments

Since the end of our most recent fiscal year, the following developments have affected our operations or operations of the companies in which we participate.

Plan for Acquisition

During the second quarter of 2012, DWM Petroleum AG, a wholly-owned subsidiary of the Company, entered into an option agreement with an unrelated third party pursuant to which the third party has granted to DWM Petroleum an option to purchase 80% of the equity of a company that owns producing oilfield assets in Central Asia. Although DWM Petroleum has provided the third party with a cash deposit to be adjusted against the purchase price in case option is pursued by DWM Petroleum, the Option Agreement does not bind DWM Petroleum, except in respect of a requirement that the details of the agreement be kept in confidence, and the cash deposit is fully refundable. The Option Agreement is subject to the completion – to DWM Petroleum’s satisfaction - of a due diligence review and the negotiation of a purchase price for the optioned equity in a subsequent definitive agreement. A due diligence investigation, including a financial audit, is currently ongoing. Once due diligence is completed, DWM Petroleum will have one month to decide whether to exercise the option. In case DWM Petroleum does not exercise the option, it shall be entitled to receive a refund of its cash deposit.

On May 8, 2012, DWM Petroleum wired an initial refundable cash deposit to the third party in the amount of US$5 million. This cash deposit has been recorded on the Company’s balance sheet as a “Transaction Prepayment”. On July 3, 2012, DWM Petroleum made a second refundable cash deposit in the amount of US$2 million. A third refundable cash deposit in the amount of US$3 million is due to be sent to the third party on or before August 24, 2012.

Mongolia

During the second quarter of 2012, our Mongolian subsidiary, Gobi Energy Partners LLC, concluded a passive seismic campaign. The integration and interpretation of the 2D seismic data acquired in 2011 was finalized, which, along with the results of the passive seismic, allowed us to complete the ranking of the prospects. Three prospects were selected as potential drilling locations and two are planned to be drilled in 2012. Spudding of the first well, Ger Chuluu A1, is planned for after the 2D seismic campaign, the week starting August 20, 2012, and is expected to be of approximately 1,200 meters depth.

Also during the second quarter of 2012, Gobi has conducted preparations for an additional 2D seismic campaign over 335km, which started in July.

Tajikistan

During the second quarter of 2012, our Tajik subsidiary, CJSC Somon Oil, has finalized the acquisition of a total of 871km 2D seismic. Seismic processing and interpretation, and preparations for the drilling of the first two wells are still ongoing

On May 7, 2012, the Government of the Republic of Tajikistan ratified the Production Sharing Agreement with our subsidiary, Closed Joint Stock Company Somon Oil. Under the terms of the Production Sharing Agreement, Somon is granted the exclusive right and authority to carry out all petroleum exploration, development and production activities in the contract area for a term of 30 years (with the right, under specified circumstances, to renew for up to two additional five year periods). The agreement provides for a framework within which exploration, development and production activities will be planned, conducted and paid for and it determines how funds invested by Somon will be recovered and how profit oil will be shared between the government and Somon. The agreement provides for the establishment of a Board of Directors (with six directors, three to be selected by Somon and three to be selected by the Government of Tajikistan) obligates the Government of Tajikistan to assist Somon in its exploration, development and production activities.

Pursuant to a deed dated August 6, 2012, Santos International Ventures Pty Ltd (“Santos”) exercised its option to acquire 70% of the equity of Somon Oil. As provided in the deed, the exercise of the option, which was originally granted to Santos under an Option Agreement dated December 10, 2007, is subject to the negotiation and execution of definitive agreements, including a farm-in agreement and a shareholder agreement, by September 6, 2012. As provided in the deed and after settlement of the definitive agreements, Santos Netherlands B.V., an affiliate of Santos, together with a third party, intends to farm-in to 70% of the equity interest in Somon. The remaining 30% will be owned by DWM Petroleum AG (“DWM”), a wholly-owned subsidiary of Manas (as to 20%) and Anavak Limited Liability Company (as to 10%).

Kyrgyzstan

During the second quarter of 2012, South Petroleum Company, in which we own a 25% minority equity interest, continued to provide support for drilling planning and seismic operations in Tajikistan. Finalization of the reports in Kyrgyzstan is ongoing.

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

Albania (15.8% equity investment in Petromanas Energy Inc.)

Beginning of 2012, Petromanas farmed out 50% of its interest in Block 2-3 in Albania to a wholly owned subsidiary of Shell. The KCA Deutag rig, which will be used for the drilling operations, arrived in Albania in early May already. The first well, Shpirag-2, was spud subsequent to June 30, 2012 and is currently on track. Since June 30, 2012, we have sold 100,000,000 shares of Petromanas stock and we have agreed not to resell any of the balance until August 14, 2013 unless, before that date, the market price per share equals or exceeds CAD $0.60 (approximately USD $0.60) for five business days. In addition, we have agreed to transfer to the purchasers of 90,000,000 of those Petromanas shares an aggregate of 22.5% of any Performance Shares that we might receive from Petromanas, if any, pursuant to our share purchase agreement with Petromanas dated February 12, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. —OTHER INFORMATION

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

     Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes for the quarter ended March 31, 2012 from the risk factors disclosed in the 2011 Annual Report on Form 10-K.

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 11, 2012, we issued to one of our employees 125,000 shares of our common stock pursuant to an employment agreement dated May 1, 2010. The employment agreement was terminated effective July 31, 2012. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

     Item 3. Defaults upon Senior Securities

None.

     Item 4. Mine Safety Disclosures.

Not applicable.

     Item 5. Other Information

None.

     Item 6. Exhibits

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

10.8	Letter from AKBN regarding Production Sharing Contracts for Blocks A-B and D-E dated May 5, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.9	Employment Agreement between Ari Muljana and Manas Petroleum Corporation dated April 1, 2009 (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on July 30, 2009)
10.10	Consultancy Agreement dated November 21, 2008 with Dr. Richard Schenz (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)
10.11

Letter of Intent with Petromanas Energy Inc. (formerly WWI Resources Ltd.) dated November 19, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 23, 2009)

10.12

Share Purchase Agreement dated February 12, 2010 between Petromanas Energy Inc. (formerly WWI Resources Ltd.), DWM Petroleum AG and Petromanas Albania GmbH (formerly Manas Adriatic GmbH) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 25, 2010)

Exhibit Number	Description
10.13	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.14	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.15	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.16	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.17	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.18	Share Placement/Purchase Agreement dated September 26, 2010 with Alexander Becker (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.19	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.20	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)
10.21	Form of Lock-Up Agreement with Raymond James Ltd. and executive officers and directors (incorporated by reference to an exhibit to our Registration Statement on Form S-1/A filed on April 28, 2011)
10.22	Escrow Agreement dated May 3, 2011 with Equity Financial Trust Company and our officers and directors (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.23	Consulting Agreement dated effective September 1, 2011 with Brisco Capital Partners Corporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 12, 2011)
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

PART III. —SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAS PETROLEUM CORPORATION
By
/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Executive Officer
(Principal Executive Officer)
Date: August 20, 2012

By
/s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 20, 2012