Form 10-Q
period 2012-09-30
MANAS PETROLEUM Corp
filed 2012-11-14
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
172,592,292 shares of common stock as of November 13, 2012.

4

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	09.30.2012	12.31.2011
	USD	USD
ASSETS
Cash and cash equivalents	6,483,593	13,629,370
Restricted cash	102,725	102,735
Accounts receivable	161,260	45,699
Transaction prepayment	10,000,000	-
Other prepaid expenses	576,109	356,252
Total current assets	17,323,687	14,134,056

Tangible fixed assets	113,938	80,829
Investment in associate	238,304	238,304
Oil and gas properties (unproved)	876,856	-
Investment in associate (Petromanas)	20,049,078	29,366,063
Total non-current assets	21,278,176	29,685,196

TOTAL ASSETS	38,601,863	43,819,252

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	247,316	1,194,844
Accrued expenses exploration costs	2,272,979	237,657
Other accrued expenses	131,244	472,397
Refundable deposits	173,022	212,590
Total current liabilities	2,824,561	2,117,488

Pension liabilities	80,427	80,427
Total non-current liabilities	80,427	80,427

TOTAL LIABILITIES	2,904,988	2,197,915

Common stock (300,000,000 shares authorized, USD 0.001 par value, 172,592,292 and 172,467,292 shares, respectively, issued and outstanding)	172,592	172,467
Additional paid-in capital	77,578,374	76,702,841
Retained deficit accumulated during the exploration stage	(42,105,092)	(35,304,972)
Accumulated other comprehensive income	-	-
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY	35,696,875	41,621,337

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	38,601,863	43,819,252

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) - UNAUDITED

					Period from
	For the three months end		For the nine months end		05.25.2004
					(Inception) to
	09.30.2012	09.30.2011	09.30.2012	09.30.2011	09.30.2012
	USD	USD	USD	USD	USD
OPERATING REVENUES
Other revenues	-	-	-	-	1,375,728
Total revenues	-	-	-	-	1,375,728

OPERATING EXPENSES
Personnel costs	(644,165)	(743,672)	(1,978,122)	(1,446,244)	(29,783,368)
Exploration costs	(3,720,565)	(1,700,656)	(4,958,255)	(2,327,222)	(18,294,911)
Depreciation	(12,572)	(13,490)	(38,128)	(35,987)	(318,097)
Consulting fees	(391,336)	(344,523)	(1,416,390)	(518,537)	(12,551,236)
Administrative costs	(392,214)	(579,223)	(1,251,151)	(1,407,303)	(16,627,570)
Total operating expenses	(5,160,852)	(3,381,564)	(9,642,046)	(5,735,293)	(77,575,182)

Gain from sale of investment	-	-	-	-	3,864,197
Loss from sale of investment	-	-	-	-	(900)
					-
Operating loss	(5,160,852)	(3,381,564)	(9,642,046)	(5,735,293)	(72,336,157)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	46,859	(12,111)	63,657	(57,587)	206,392
Changes in fair value of warrants	-	-	-	-	(10,441,089)
Warrants issuance expense	-	-	-	-	(9,439,775)
Gain from sale of subsidiary	-	-	-	-	57,850,918
Change in fair value of investment in associate	(6,671,220)	(32,854,768)	6,306,060	(49,090,911)	(10,734,698)
Interest income	2,169	29	2,534	245	606,550
Interest expense	(8,943)	(8,412)	(23,304)	(27,709)	(2,630,428)
Loss on extinguishment of debt	-	-	-	-	(117,049)

Loss from sale of investment in associate	(3,507,397)	-	(3,507,397)	-	(3,507,397)

Income/(Loss) before taxes and equity in net loss of associate	(15,299,384)	(36,256,826)	(6,800,496)	(54,911,255)	(50,542,733)

Income taxes	(241)	(285)	376	652	(10,556)
Equity in net loss of associate	-	-	-	-	(24,523)
Net income/(loss) from continuing operations	(15,299,625)	(36,257,111)	(6,800,120)	(54,910,603)	(50,577,812)

DISCONTINUED OPERATIONS
Gain from divestiture	-	72,000	-	51,663	51,663
Operating expenses	-	-	-	-	(647,213)
Income/(Loss) from discontinued operations	-	72,000	-	51,663	(595,550)

Net income/(loss)	(15,299,625)	(36,185,111)	(6,800,120)	(54,858,940)	(51,173,362)

Net loss attributable to non-controlling interest	-	-	-	-	(18,700)
Net income/(loss) attributable to Manas	(15,299,625)	(36,185,111)	(6,800,120)	(54,858,940)	(51,192,062)

Currency translation adjustment attributable to Manas	-	-	-	-	51,001
Net comprehensive income/(loss) attributable to Manas	(15,299,625)	(36,185,111)	(6,800,120)	(54,858,940)	(51,141,061)

Net comprehensive loss attributable to non-controlling interest	-	-	-	-	18,700
Net comprehensive income/(loss)	(15,299,625)	(36,185,111)	(6,800,120)	(54,858,940)	(51,122,361)

Weighted average number of outstanding shares (basic)	172,592,292	170,641,205	172,532,073	155,641,007	121,436,358
Weighted average number of outstanding shares (diluted)	172,592,292	170,641,205	172,532,073	155,641,007	121,436,358

Basic earnings/(loss) per share attributable to Manas	(0.09)	(0.21)	(0.04)	(0.35)	(0.42)
Basic earnings/(loss) per share - continuing operations	(0.09)	(0.21)	(0.04)	(0.35)	(0.41)
Basic earnings/(loss) per share - discontinuing operations	-	-	-	-	(0.01)
Diluted earnings/(loss) per share attributable to Manas	(0.09)	(0.21)	(0.04)	(0.35)	(0.42)
Diluted earnings/(loss) per share - continuing operations	(0.09)	(0.21)	(0.04)	(0.35)	(0.41)
Diluted earnings/(loss) per share - discontinuing operations	-	-	-	-	(0.01)

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CASH FLOW STATMENT - UNAUDITED

			Period from
			05.25.2004
			(Inception) to
	09.30.2012	09.30.2011	09.30.2012
	USD	USD	USD
OPERATING ACTIVITIES
Net income/(loss)	(6,800,120)	(54,858,940)	(51,173,362)

To reconcile net income/(loss) to net cash used in operating activities
Gain from sale of subsidiary	-	-	(57,850,918)
Gain from sale of investment	-	(72,000)	(3,864,197)
Loss from sale of investment	3,507,397	-	3,508,297
Gain from divestiture of discontinued operations	-	-	(72,000)
Change in fair value of investment in associate	(6,306,060)	49,090,911	10,734,698
Equity in net loss of associate	-	-	24,523
Depreciation	38,128	35,987	318,097
Amortization of debt issuance costs	-	-	349,910
Warrant issuance expense / (income)	-	-	19,880,864
Exchange differences	(63,657)	57,587	(206,392)
Non cash adjustment to exploration costs	-	-	(204,753)
Non cash interest income	-	-	(25,619)
Interest expense on contingently convertible loan	-	-	236,798
Loss on extinguishment of contingently convertible loan	-	-	83,202
Interest expense on debentures	-	-	764,142
Loss on extinguishment of debentures	-	-	33,847
Stock-based compensation	875,658	320,448	27,083,559
Decrease / (increase) in receivables and prepaid expenses	(335,418)	(25,968)	(733,804)
(Decrease) / increase in accounts payables	(947,528)	838,334	(262,053)
(Decrease) / increase in accrued expenses	1,125,169	(45,868)	1,761,014
Change in pension liability	-	-	80,427
Cash flow used in operating activities	(8,906,431)	(4,659,509)	(49,533,720)

INVESTING ACTIVITIES
Transaction prepayment	(10,000,000)	-	(10,000,000)
Capitalized exploration expenditure	(307,856)	-	(307,856)
Purchase of tangible fixed assets and computer software	(75,340)	(4,541)	(551,525)
Sale of tangible fixed assets and computer software	4,103	-	83,429
Proceeds from sale of investment	12,115,648	72,000	26,953,458
Decrease / (increase) restricted cash	10	(3,575)	(102,725)
Acquisition of investment in associate	-	-	(67,747)
Cash flow from investing activities	1,736,565	63,884	16,007,034

FINANCING ACTIVITIES
Contribution share capital founders	-	-	80,019
Issuance of units	-	22,225,250	37,282,734
Issuance of contingently convertible loan	-	-	1,680,000
Issuance of debentures	-	-	3,760,000
Issuance of promissory notes to shareholders	-	-	540,646
Repayment of contingently convertible loan	-	-	(2,000,000)
Repayment of debentures	-	-	(4,000,000)
Repayment of promissory notes to shareholders	-	-	(540,646)
Proceeds from exercise of options	-	-	240,062
Issuance of warrants	-	-	670,571
Proceeds from exercise of warrants	-	-	2,260,959
Cash arising on recapitalization	-	-	6,510
Shareholder loan repaid	-	-	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Repayment of bank loan	-	-	(2,520,000)
Increase in bank loan	-	-	2,520,000
Increase in short-term loan	-	-	917,698
Payment of unit issuance costs	-	(2,348,250)	(2,348,250)
Payment of debt issuance costs	-	-	(279,910)
Increase / (decrease) in refundable deposits	(39,568)	240,000	173,022
Cash flow (used in) / from financing activities	(39,568)	20,117,000	39,711,303

Net change in cash and cash equivalents	(7,209,434)	15,521,375	6,184,617

Cash and cash equivalents at the beginning of the period	13,629,370	1,736,571	-
Currency translation effect on cash and cash equivalents	63,657	(57,586)	298,976
Cash and cash equivalents at the end of the period	6,483,593	17,200,360	6,483,593

Supplement schedule of non-cash investing and financing activities:
Capitalized exploration costs recorded as accruals	(569,000)	-	(569,000)
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay unit issuance costs	-	280,172	280,172
Warrants issued to pay placement commission expenses	-	-	2,689,910
Debenture interest paid in common shares	-	-	213,479
Forgiveness of advance payment from Petromanas Energy Inc.	-	-	917,698
Initial fair value of shares of investment in Petromanas	-	-	46,406,821
Forgiveness of receivable due from Manas Adriatic GmbH	-	-	(3,449,704)

MANAS PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT) - UNAUDITED

SHAREHOLDERS' EQUITY/(DEFICIT)	Number of shares	Share capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulat ed Other Compre- hensive Income/ (Loss)	Total share- holders' equity/(deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction	20,110,400	20,111	(356,732)	-	-	(336,621)
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289
Private placement of units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997
Private placement of units	10,709	11	(11)	-	-	-
Private placement of units, issued for cash	825,227	825	3,521,232	-	-	3,522,057
Currency translation adjustment	-	-	-	-	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)
Balance December 31, 2007	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870

Balance January 1, 2008	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	9,787,978	-	-	9,790,873
Private placement of units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429
Issuance of warrants	-	-	10,110,346	-	-	10,110,346
Beneficial conversion feature	-	-	557,989	-	-	557,989
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)
Net loss for the period	-	-	-	(30,296,106)	-	(30,296,106)
Balance December 31, 2008	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)

Balance January 1, 2009	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)
Adoption of ASC 815-40	-	-	(9,679,776)	9,086,972	-	(592,804)
Reclassification warrants	-	-	10,883,811	-	-	10,883,811
Stock-based compensation	-	-	4,475,953	-	-	4,475,953
Currency translation adjustment	-	-	-	-	7,679	7,679
Net loss for the year	-	-	-	(21,618,015)	-	(21,618,015)
Balance December 31, 2009	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)

Balance January 1, 2010	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)
Exercise of warrants	3,832,133	3,832	2,257,127	-	-	2,260,959
FV adjustment of exercised warrants	-	-	72,644	-	-	72,644
Reclassification warrants	-	-	77,439	-	-	77,439
Stock-based compensation	2,103,527	2,103	4,174,558	-	-	4,176,661
Shares to be issued	-	-	240,062	-	-	240,062
Redeemable shares	-	-	(2,517,447)	-	-	(2,517,447)
Net income for the period	-	-	-	74,442,353	-	74,442,353
Balance December 31, 2010	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484

Balance January 1, 2011	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484
Stock-based compensation	2,106,082	2,106	797,190	-	-	799,296
TSX listing units, issued for cash	44,450,500	44,451	19,552,378	-	-	19,596,829
Exercise of options	923,317	923	(923)	-	-
Redeemable shares	-	-	2,517,447	-	-	2,517,447
Net income for the period	-	-	-	(53,015,719)	-	(53,015,719)
Balance December 31, 2011	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337

Balance January 1, 2012	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337
Stock-based compensation	125,000	125	875,533	-	-	875,658
Net income for the period	-	-	-	(6,800,120)	-	(6,800,120)
Balance September 30, 2012	172,592,292	172,592	77,578,374	(42,105,092)	51,001	35,696,875

1.    BASIS OF PRESENTATION

The financial statements presented in this Form 10-Q comprise Manas Petroleum Corporation (“Manas” or the “Company”) and its subsidiaries (collectively, the “Group”). The unaudited interim Consolidated Financial Statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and present our financial position, results of operations, cash flows and changes in stockholder’s equity. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

2.    ACCOUNTING POLICIES

The accompanying financial data as of September 30, 2012 and December 31, 2011 and for the three and nine-month periods ended September 30, 2012 and 2011 and for the period from inception, May 25, 2004, to September 30, 2012, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2012 and December 31, 2011, results of operations for the three and nine-month periods ended September 30, 2012 and 2011 and for the period from inception, May 25, 2004, to September 30, 2012, cash flows for the nine-month periods ended September 30, 2012 and 2011 and for the period from inception, May 25, 2004, to September 30, 2012 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to September 30, 2012, as applicable, have been made. The result of operations for the three and nine-month periods ended September 30, 2012 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reclassification

The Company reclassified $200,020 from “Accrued Expenses Professional Fees” to “Other Accrued Expenses” as of December 31, 2011 in order to conform to the current period presentation.

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

We perform quarterly assessments of unproved oil properties for impairment on a field basis, and recognize a loss at the time of impairment by recording an expense to “exploration costs”. In determining whether an unproved property is impaired we consider numerous factors including, but not limited to, dry holes drilled, current exploration plans, favorable or unfavorable exploratory activity on adjacent areas and our geologists' evaluation.

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

4.      CASH AND CASH EQUIVALENTS

	USD (held in	USD (held in	USD (held in	USD (held in	USD Total	USD Total
	USD)	EUR)	CHF)	other currencies)	Sept. 30, 2012	Dec 31, 2011
Cash and cash equivalents	6,382,551	13,841	86,195	1,006	6,483,593	13,629,370

Cash and cash equivalents are available to the Group without restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

5.      PLAN FOR ACQUISITION

Plan for Acquisition

During the second quarter of 2012, DWM Petroleum AG, a wholly-owned subsidiary of the Company, entered into an option agreement with an unrelated third party pursuant to which the third party granted to DWM Petroleum an option to purchase 80% of the equity of a company that owns producing oilfield assets in Central Asia.

On May 8, 2012, DWM Petroleum wired an initial refundable cash deposit to the third party in the amount of US$5 million. On July 3, 2012, DWM Petroleum made a second refundable cash deposit in the amount of US$2 million. On August 17, 2012 a third refundable cash deposit in the amount of US$3 million was paid. These cash deposits have been recorded on the Company’s balance sheet as “Transaction Prepayment”. Under the terms of the Option Agreement, this cash deposit remains fully refundable until DWM Petroleum exercises the option and the parties sign a definitive purchase agreement.

On October 23, 2012, DWM Petroleum exercised the option, subject to the seller taking certain actions and to successful negotiation of the share purchase agreement. The transaction prepayment of US$10 million will be netted against the final purchase price which remains to be negotiated.

6.      TANGIBLE FIXED ASSETS

2012	Office equipment & furniture	Vehicles	Leasehold improvements	Total
Cost at January 1	151,303	101,340	47,375	300,018
Additions	-	76,000	-	76,000
Disposals	(4,162)	(59,456)	-	(63,618)
Cost at September 30	147,141	117,884	47,375	312,400
Accumulated depreciation at January 1	(95,691)	(85,103)	(38,545)	(219,339)
Depreciation	(12,972)	(18,049)	(7,107)	(38,128)
Disposals	-	59,005	-	59,005
Accumulated depreciation at September 30	(108,663)	(44,147)	(45,652)	(198,462)
Net book value at September 30	38,478	73,737	1,723	113,938

Depreciation expense for the nine-month period ended September 30, 2012 and 2011 was $38,128 and $35,987, respectively. Depreciation expense for the three-month period ended September 30, 2012 and 2011 was $12,572 and $13,490, respectively.

7.     OIL AND GAS PROPERTIES

	Three-month period ended		Nine-month period ended
Capitalized exploration costs	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Unproved, not subject to depletion	783,050	-	876,856	-
Proved subject to depletion	-	-	-	-
Accumulated depletion	-	-	-	-

Total capitalized exploration costs	783,050	-	876,856	-

During the three-month period, two wells were drilled as part of one large campaign which included three drillings in Mongolia. At the beginning of the quarter, the Company had a balance of $93,806 related to unproved properties in Mongolia. During the three-month period, the Company capitalized $2,998,636 of which $2,215,586 was expensed as “Exploration Costs” in the Statement of Operations during the third quarter as the two wells were found dry. The Company had a remaining balance of $876,856 as of September 30, 2012. All of the unproved properties are located in Mongolia.

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

During the nine-month period ended September 30, 2012 no options were granted. During the same period in 2011, 9,600,000 options were granted.

The following table shows the Company's outstanding and exercisable stock options as of September 30, 2012:

Outstanding options	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	18,350,000	0.37	7.04	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(2,400,000)	0.26	-	-
Outstanding at September 30, 2012	15,950,000	0.39	7.29	-
Exercisable at September 30, 2012	9,653,424	0.48	6.57	-

The following table depicts the Company’s non-vested options as of September 30, 2012 and changes during the period:

	Shares under	Weighted-average
Non-vested options	option	grant date fair value
Non-vested at December 31, 2011	11,520,248	0.18
Non-vested granted	-	-
Vested	(5,223,672)	0.17
Non-vested, forfeited or cancels	-	-
Non-vested at September 30, 2012	6,296,576	0.17

As of September 30, 2012, the expected total of unrecognized compensation costs related to unvested stock-option grants was $959,163. The Company expects to recognize this amount over a weighted average period of 0.94 years.

8.2.    Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, the Company applies a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

On May 11, 2012, the Company issued 125,000 shares of common stocks to one of its employees. As per employment agreement, 100,000 shares were issued to the employee between May 1, 2011 and May 1, 2012. The employment agreement terminated effective July 31 including a 90 days’ notice period. Accordingly, the employee received another 25,000 shares for the 90 days’ notice period. Since the employee did not provide service for the month of July, its monthly salary and issued shares for the month of July were accrued in accordance to US GAAP.

With the termination, all of the issued shares became eligible for resale, subject to regulatory restrictions imposed by the SEC and/or TSX Venture Exchange.

The following table summarizes the Company's activity with respect to share grants for the nine-month period ended September 30, 2012:

		Weighted-average
Non-vested shares	Shares	grant date fair value
Non-vested at December 31, 2011	500,000	0.47
Granted	-	-
Vested	(125,000)	0.47
Non-vested, forfeited or canceled	(375,000)	0.47
Non-vested at September 30, 2012	-	-

As of September 30, 2012, there were no unrecognized compensation costs related to unvested share grants.

8.3.    Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

Stock based compensation	Three-month period ended		Nine-month period ended
expenses	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Option grants	260,824	48,616	839,954	(84,597)
Share grants	-	375,203	35,704	405,045
Total	260,824	423,819	875,658	320,448
Recorded under “Personnel”	259,498	480,605	837,448	678,417
Recorded under “Consulting fees”	1,326	(56,786)	38,210	(357,969)

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

10.    WARRANTS

Warrants outstanding

The following table summarizes information about the Company’s warrants outstanding as of September 30, 2012:

Warrant series	Number of warrants	Strike price	Grant date	Expiry date
Grant	150,000	0.80	June 2, 2010	June 2, 2013
Unit warrants	44,450,500	0.70	May 6, 2011	May 6, 2014
Agent warrants	1,333,515	0.60	May 6, 2011	May 6, 2013
Total warrants outstanding	45,934,015

The Company has enough shares of common stock authorized in the event these warrants are exercised.

Warrant activity

The following table summarizes the Company’s warrant activity for the nine-month period ended September 30, 2012:

Warrants	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2011	45,934,015	0.70
Granted	-	-
Exercised	-	-
Forfeit or expired	-	-
Outstanding at March	-	-
Outstanding at September 30, 2012	45,934,015	0.70

11.    INVESTMENT IN PETROMANAS

On February 12, 2010, the Company’s wholly-owned subsidiary DWM Petroleum, signed a Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas Energy Inc. (“Petromanas”). After closing, the Share Purchase Agreement was amended by an amending agreement dated May 25, 2010. As a result of this transaction, the Company acquired 200,000,000 common shares of Petromanas. 100,000,000 of these were issued on March 3, 2010 pursuant to the original terms of the Share Purchase Agreement; the additional 100,000,000 were received on May 26, 2010, pursuant to the amending agreement. The shares were subject to a hold period expiring September 24, 2011 and bore a legend to that effect.

In addition, all of these shares were deposited into an escrow pursuant to the requirements of the TSX Venture Exchange which provides for the release of the shares from escrow according to the following schedule:

Release dates	Number of shares
released from escrow
June 24, 2010	10,000,000
August 24, 2010	15,000,000
February 24, 2011	15,000,000
June 24, 2011	40,000,000
August 24, 2011	30,000,000
February 24, 2012	30,000,000
August 24, 2012	30,000,000
February 24, 2013	30,000,000
Total	200,000,000

On July 6, 2012, DWM Petroleum sold 10,000,000 of these shares to one unrelated party at a price of CA$0.17 per common share for gross proceeds of CA$1,700,000 (US$1,670,598). On August 17, 2012, pursuant to agreements dated August 13, 2012, DWM Petroleum sold an additional 90,000,000 of these Petromanas shares to twelve purchasers at a price of CA$0.115 per common share for gross proceeds of CA$10,350,000 (US$10,445,050) together with the right to receive 22.5% of the Performance Shares if and when any Performance Shares are issued by Petromanas. On June 30, 2012, we owned 200,000,000 shares of Petromanas Energy. Since that date, we sold 100,000,000 of these shares to various purchasers and we have agreed not to resell the remaining 100,000,000 until August 14, 2013 without prior agreement from some of those purchasers, unless, before that date, the market price per share equals or exceeds CA$0.60 for five business days. Of the 100,000,000 common shares of Petromanas held by us at September 30, 2012, none were currently eligible for immediate resale.

On September 30, 2012, DWM Petroleum owned and controlled 100,000,000 common shares of Petromanas and it had the right to acquire a further 50,000,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions. The 100,000,000 common shares represent approximately 15.85% of the issued and outstanding common shares of Petromanas.

Since the shares were subject to a hold period of thirty months, and because the shares were also deposited into escrow and subject to a fixed escrow release schedule, the Company deemed them to have a Level 2 input for the calculation of the fair value in accordance with ASC 820 (Fair value measurements and disclosures). The Company applies an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

The quoted market price for one common share of Petromanas on September 30, 2012 was CA$0.20.

In order to calculate the fair value of the Company’s investment in Petromanas the Company has discounted the market price of the shares based on the escrow release schedule. The effective discount applied on the quoted market price of the shares is 1.37% .

During the nine-month periods ended September 30, 2012 and 2011, respectively, the Company recorded $6,306,060 unrealized gain on investment in Petromanas and $(49,090,911) unrealized loss on investment, respectively.

During the three-month periods ended September 30, 2012 and 2011, respectively, the Company recorded $(6,671,220) unrealized loss on investment in Petromanas and $(32,854,768) unrealized loss on investment, respectively.

When a company chooses the fair value option, pursuant to ASC 323 further disclosures regarding the investee are required in cases where the Company has the ability to exercise significant influence over the investee’s operating and financial policies.

As of today, there is no managerial interchange and there are no material intercompany transactions. In addition, technological dependencies do not exist. The majority ownership of the investee is concentrated among a small group of shareholders who operate the investee without regard to the views of the Company. The Company made an effort to obtain from Petromanas financial information that would be needed in order for the for the Company to include that information in its own financial disclosure, but Petromanas, which is a reporting company in Canada and subject to the Canadian regulatory requirements in respect of selective disclosure, has refused to provide this information in advance of it being made available to the general public in its own periodic disclosure filings. This information would be necessary if the Company were to disclose selected financial data of Petromanas in accordance with US GAAP in a timely manner.

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

Based on the foregoing, the Company has concluded that it does not have the ability to exercise significant influence over Petromanas’ (the investee’s) operating and financial policies. In addition, the sale of 10,000,000 on July 6, 2012 and the sale of 90,000,000 on August 17, 2012 of Petromanas shares may have further diminished any influence the Company may have had prior to the date of these sales.

12.    RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
Company	Country	Sept. 30, 2012	Dec. 31, 2011
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Vancouver (3)	Canada	15.85%	31.7%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (8)	Mongolia	74%	100%
Gobi Energy Partners GmbH (9)	Switzerland	74%	100%

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007 (formerly Manas Petroleum AG).
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008
(7)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(8)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). Gobi Energy Partners GmbH holds record title to 100% of Gobi Energy Partners LLC.
(9)

(9) Gobi Energy Partners GmbH was founded in 2010. DWM Petroleum AG held record title to 100% of Gobi Energy Partners GmbH, of which 26% were held in trust for others. In July 2012, these 26% were transferred to the beneficial shareholders. The Company determined that no value needs to be ascribed to the non-controlling interest due to the fact that the non-controlling parties do not carry any costs.

Due to the sale of 100,000,000 shares of Petromanas Energy, ownership and voting right percentages of Manas Petroleum Corporation has diminished as the amount of shares owned have decreased from 31.7% at December 31, 2011 to 15.85% at September 30, 2012.

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

	Three-month ended		Nine-month ended
	Sept. 30, 2012	Sept. 30. 2011	Sept. 30, 2012	Sept. 30. 2011
Affiliates
Management services performed to Petromanas*	(4,343)	(10,069)	(15,461)	(34,626)
Board of directors
Payments to directors for office rent	6,213	6,693	19,148	18,693
Payments to related companies controlled by directors for rendered consulting services	88,063	106,137	271,420	289,987

* Services invoiced or accrued are recorded as contra-expense in personnel cost and administrative cost

13.    COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile)

In the ordinary course of business, members of the Group doing business in Mongolia, Republic of Tajikistan, the Kyrgyz Republic, and Chile may be subject to legal actions and complaints from time-to-time. Management believes that the ultimate liability, if any, arising from such actions or complaints will not have a material adverse effect on the financial condition, the results of future operations or cash flows of the associates/subsidiaries in Mongolia, Republic of Tajikistan, the Kyrgyz Republic and Chile.

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

At September 30, 2012, there had been no legal actions against any member of the Group in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

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

	Three-month ended		Nine-month ended
Pension expense	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net service cost	5,327	5,311	15,981	15,933
Interest cost	5,944	5,254	17,832	15,761
Expected return on assets	(4,976)	(4,517)	(14,928)	(13,552)
Amortization of net gain	2,654	2,525	7,962	7,575
Net periodic pension cost	8,949	8,573	26,847	25,717

During the nine-month period ended September 30, 2012 and 2011, respectively, the Company made cash contributions of $71,197 and $63,368, respectively, to its defined benefit pension plan. The Company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2012.

15. FAIR VALUE MEASUREMENT

15.1. Fair Value Measurements

The guidance on fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants under current market conditions. This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques to measure fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with this guidance, fair value measurements are classified under the following hierarchy:

•    Level 1 — Quoted prices for identical instruments in active markets.

•    Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value drivers are observable in active markets.

•   Level 3 — Prices and valuation techniques in which one or more significant inputs or significant value-drivers are unobservable.

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

Financial assets measured on a recurring basis at fair value included in our Consolidated Financial Statements as of September 30, 2012 are classified in one of the three categories as follows:

Assets	Level 1	Level 2	Level 3	Total
Investment in associate (Petromanas)	-	20,049,078	-	20,049,078
Total assets	-	20,049,078	-	20,049,078

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets for the period ending September 30, 2012:

Balance at January 1, 2012	29,366,063
Total gains (losses) realized and unrealized:
Included in earnings (change in fair value)	6,306,060 *
Included in earnings (loss from sale of investment)	(3,507,397) *[2]
Included in other comprehensive income	-
Purchase, sale, or settlement	(12,115,648)
Net transfer in / (out) of level 2	-
Balance at September 30, 2012	20,049,078

*	Recorded in change in fair value of investment in associate (Petromanas)
*	[2] Difference between sale price and fair value at the time of sale

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

  Accounts Payable – carrying amount approximated fair value.

  Refundable deposits – carrying amount approximated fair value.

The fair value of our financial instruments is presented in the table below:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying		Fair Value	Reference
	Amount	Value	Amount	Fair Value	Levels
Cash and cash equivalents	6,483,593	6,483,593	13,629,370	13,629,370	1	Note 4
Restricted cash	102,725	102,725	102,735	102,735	1
Transaction prepayment	10,000,000	10,000,000	-	-	1	Note 5
Accounts receivable	161,260	161,260	45,699	45,699	1
Investment in Petromanas	20,049,078	20,049,078	29,366,036	29,366,036	2	Note 11
Accounts Payable	247,316	247,316	1,194,844	1,194,844	1
Refundable Deposits	173,022	173,022	212,590	212,590	1

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three-month period ended		Nine-month period ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Company posted	Net loss	Net loss	Net loss	Net loss
Basic weighted average shares outstanding	172,592,292	170,641,205	172,532,073	155,641,007
Dilutive effect of common stock
equivalents:
- stock options and non-vested stock under employee compensation plans	-	-	-	-
Diluted weighted average shares outstanding	172,592,292	170,641,205	172,532,073	155,641,007

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

Stock equivalent	Three-month ended		Nine-month ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Options	15,950,000	17,850,000	15,950,000	17,850,000
Warrants	45,934,015	45,934,015	45,934,015	45,934,015
Non-vested shares	-	-	-	-
Total	61,884,015	63,784,015	61,884,015	63,784,015

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

The following table summarizes the Company’s financial results from the Chilean project since inception to date:

	Three-month ended		Nine-month ended		Period from May 05, 2004
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011	(inception) to Sep 30, 2011
OPERATING REVENUES
Proceeds from divestiture	-	72,000	-	72,000	51,663
Total revenues	-	72,000	-	72,000	51,663
OPERATING EXPENSES
Personnel costs	-	-	-	-	(211,228)
Exploration costs	-	-	-	-	(420,985)
Depreciation	-	-	-	-	-
Consulting fees	-	-	-	(20,337)	-
Administrative costs	-	-	-	-	(15,000)
Total operating expenses	-	-	-	-	(647,213)
OPERATING INCOME		72,000		51,663	(595,550)

18. SUBSEQUENT EVENT(S)

On October 23, 2012, DWM Petroleum exercised the option, subject to the seller taking certain actions and to successful negotiation of the share purchase agreement. The transaction prepayment of US$10 million will be netted against the final purchase price which remains to be negotiated.

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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately $366,000 for our operating costs (excluding exploration expenses);

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

Results of Operations

The nine-month period ended Sept. 30, 2012 compared to the nine-month period ended Sept. 30, 2011

Net income/net loss

Net loss for the nine-month period ended September 30, 2012, was $6,800,120 compared to net loss of $54,858,940 for the same period in 2011. This decrease of $48,058,820 was primarily due to the change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the nine-month period ended September 30, 2012, increased to $9,642,046 from $5,735,293 reported for the same period in 2011. This is an increase of 68% in our total operating expenses, mainly due to increased exploration activity at our project in Mongolia.

Personnel costs

For the nine-month period ended September 30, 2012, personnel costs increased to $1,978,122 from $1,446,244 for the same period in 2011. This increase of 37% is attributable to increased exploration activity at our project in Mongolia and higher expenses related to equity awards under the stock compensation and stock option plans.

Exploration costs

For the nine-month period ended September 30, 2012, we incurred exploration costs of $4,958,255 as compared to $2,327,222 for the same period in 2011. This is an increase of 113% and is due to increased exploration activity at our project in Mongolia. It also includes a $2,215,586 write-off for the capitalized exploration costs related to the two dry wells.

Consulting fees

For the nine-month period ended September 30, 2012, we incurred consulting fees of $1,416,390 as compared to consulting fees of $518,537 for the same period in 2011. This is an increase of 173% and is due primarily to higher expenses in the first half of 2012 related to increased exploration activity at our projects in Mongolia and Tajikistan and increased investor relations activities, and also due to negative expense in consulting fees related to the remeasurement of equity-based awards to non-employees in 2011.

For the nine-month period ended September 30, 2012, we incurred expenses of $38,210 related to equity-based awards to non-employees, as compared to negative expense of $(357,969) in the same period in 2011. For the nine-month period ended September 30, 2012, we incurred expenses of $219,942 related to public and investor relations, as compared to $63,810 in the same period in 2011. For the nine-month period ended September 30, 2012, we incurred expenses of $426,536 related to consulting costs, as compared to $92,222 in the same period in 2011. These increases are due to increased exploration activity at our projects in Mongolia and Tajikistan.

Administrative costs

For the nine-month period ended September 30, 2012, we recorded administrative costs of $1,251,151 compared to $1,407,303 for the same period in 2011. This decrease of 11% is attributable to a decrease of travel activity and a decrease in accounting fees.

Non-operating income/expense

For the nine-month period ended September 30, 2012, we recorded a non-operating income of $6,348,947 compared to a non-operating loss of $49,175,962 for the same period in 2011. This increase of $55,524,909 is mainly attributable to a change in the value of our investment in Petromanas and a loss from sale in associate.

For the nine-month period ended September 30, 2012, we recorded an increase in fair value of investment in associate (Petromanas) of $6,306,060 compared to a decrease in fair value of investment in associate of $49,090,911 for the same period in 2011. During the third quarter of 2012, we also recorded a loss from sale in associate (Petromanas) * of $3,507,397.

* Difference between sale price and fair value at the time of sale

The three-month period ended Sept. 30, 2012 compared to the three-month period ended Sept. 30, 2011

Net income/net loss

Net loss for the three-month period ended September 30, 2012, was $15,299,625 compared to net loss of $36,185,111 for the same period in 2011. This decrease of $20,885,486 was primarily due to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the three-month period ended September 30, 2012, increased to $5,160,852 from $3,381,564 reported for the same period in 2011. This is an increase of 53% in our total operating expenses, mainly due to increased exploration activity at our project in Mongolia.

Personnel costs

For the three-month period ended September 30, 2012, personnel costs decreased to $644,165 from $743,672 for the same period in 2011. This decrease of 13% is attributable to lower charges related to equity awards under the stock compensation and stock option plans.

Exploration costs

For the three-month period ended September 30, 2012, we incurred exploration costs of $3,720,565 as compared to $1,700,656 for the same period in 2011. This is an increase of 119% and is due to increased exploration activity at our project in Mongolia. It also includes a $2,215,586 write-off for the capitalized exploration costs related to the two dry wells.

Consulting fees

For the three-month period ended September 30, 2012, we incurred consulting fees of $391,336 as compared to consulting fees of $344,523 for the same period in 2011. This is an increase of 14% primarily attributable to consulting costs for our Mongolian and Tajik project.

For the three-month period ended September 30, 2012, we incurred expenses of $1,327 related to equity-based awards to non-employees, as compared to negative expense of $(75,672) in the same period in 2011. For the three-month period ended September 30, 2012, we incurred expenses of $65,927 related to public and investor relations, as compared to $46,425 in the same period in 2011. For the three-month period ended September 30, 2012, we incurred expenses of $140,498 related to consulting costs, as compared to $72,205 in the same period in 2011. These increases are due to increased exploration activity at our projects in Mongolia and Tajikistan.

Administrative costs

For the three-month period ended September 30, 2012, we recorded administrative costs of $392,214 compared to $579,223 for the same period in 2011. This decrease of 32% is mainly attributable to a decrease in travel activity and accounting fees.

Non-operating income/expense

For the three-month period ended September 30, 2012, we recorded a non-operating loss of $6,631,135 compared to a non-operating loss of $32,875,262 for the same period in 2011. This is a decrease of $26,244,127 and mainly attributable to a change in the value of our investment in Petromanas and a loss from sale in associate.

For the three-month period ended September 30, 2012, we recorded a decrease in fair value of investment in associate (Petromanas) of $6,671,220 compared to a decrease in fair value of investment in associate of $32,854,768 for the same period in 2011. During the third quarter of 2012, we also recorded a loss from sale in associate (Petromanas) * of $3,507,397.

* Difference between sale price and fair value at the time of sale

Liquidity and Capital Resources

Our cash balance as of September 30, 2012 was $6,483,593. Shareholders’ equity as of September 30, 2012 was $35,696,875. Total current assets as of September 30, 2012 were $17,323,687 and our total current liabilities were $2,824,561 resulting in net working capital of $14,499,126. On July 6, 2012, we sold 10,000,000 common shares of Petromanas at a price of CA$0.17 per common share for gross proceeds of CA$1,700,000 (US$1,670,598). On August 17, 2012, we sold an additional 90,000,000 shares of Petromanas at a price of CA$0.115 per share for gross proceeds of CA$10,350,000 (US$10,445,050).

On June 30, 2012, we owned 200,000,000 shares of Petromanas Energy. Since that date, we sold 100,000,000 of these shares to various purchasers and we have agreed not to resell the remaining 100,000,000 until August 14, 2013 without prior agreement from some of those purchasers, unless, before that date, the market price per share equals or exceeds CA$0.60 for five business days. Of the 100,000,000 common shares of Petromanas held by us at September 30, 2012, none were currently eligible for immediate resale.

Cash Flows

	Nine-month ended
	Sept. 30, 2012	Sept. 30, 2011
Net Cash used in Operating Activities	(8,906,431)	(4,659,509)
Net Cash provided by Investing Activities	1,736,565	63,884
Net Cash provided by (used in) Financing Activities	(39,568)	20,117,000
Change in Cash and Cash Equivalents during the Period	(7,209,434)	15,521,375

Operating Activities

Net cash used in operating activities of $8,906,431 for the nine-month period ended September 30, 2012 changed from net cash used of $4,659,509 for the same period in 2011. This increase in net cash used in operating activities of $4,246,922, is mainly due to increased exploration activity, a reduction in accounts payable and an increase in prepaid expenses and receivables.

Investing Activities

Net cash provided by investing activities of $1,736,565 for the nine-month period ended September 30, 2012 changed from net cash provided by investing activities of $63,884 for the same period in 2011. This increase of $1,672,681 in cash used in investing activities is mainly attributable to capitalized exploration costs in Mongolia of $307,856, the divestment in associate (Petromanas) with proceeds of $12,115,648 and a transaction prepayment for the acquisition of producing assets in Central Asia of $10,000,000.

Financing Activities

Net cash used in financing activities of $39,568 for the nine-month period ended September 30, 2012 changed from net cash provided of $20,117,000 for the same period in 2011. This decrease is due to the issuance of units for net proceeds of $19,877,000 in 2011.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months:

Expense	Amount
Exploration	7,460,000
General & Administrative*	3,700,000
Legal	190,000
Audit & Tax	210,000
Marketing	270,000
Total Expenses planned for next 12 months	11,830,000

* General & Administrative also includes operational costs of current projects and business development activities

Our monthly burn rate (excluding Exploration) amounts to approximately $366,000. Considering our net working capital and our refundable transaction prepayment, we believe that we are able to fund our planned operations for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Developments

The following recent developments have affected our operations or operations of the companies in which we participate.

Plan for Acquisition

During the second quarter of 2012, DWM Petroleum AG, a wholly-owned subsidiary of the Company, entered into an option agreement with an unrelated third party pursuant to which the third party granted to DWM Petroleum an option to purchase 80% of the equity of a company that owns producing oilfield assets in Central Asia.

On May 8, 2012, DWM Petroleum wired an initial refundable cash deposit to the third party in the amount of US$5 million. On July 3, 2012, DWM Petroleum made a second refundable cash deposit in the amount of US$2 million. On August 17, 2012 a third refundable cash deposit in the amount of US$3 million was paid. These cash deposits have been recorded on our balance sheet as “Transaction Prepayment”. Under the terms of the option agreement, this cash deposit remains fully refundable until DWM Petroleum exercises the option and the parties sign a definitive purchase agreement.

On October 23, 2012, DWM Petroleum exercised the option subject to the seller taking certain actions and to successful negotiation of the share purchase agreement. The transaction prepayment of US$10 million will be netted against the final purchase price which remains to be negotiated.

Mongolia

During the third quarter 2012, our Mongolian subsidiary, Gobi Energy Partners LLC finalized the 2D seismic acquisition of 335 kilometers in Block XIII and Block XIV. Processing and interpretation are still ongoing. Also, Gobi Energy Partners LLC spudded its first well, Ger Chuluu A1, on August 23, 2012. It stopped drilling at a depth of 1098 meters without having encountered any seal. The initially planned second well East Sainshand A1 is located in another sub-basin 170 kilometers away. In order to have a conclusive evaluation of the Ger Chuluu sub-basin, it was decided to drill a second well before moving to East Sainshand.

Ger Chuluu D1 was spudded on September 21, 2012 and was stopped after reaching 600 meters without any hydrocarbon shows. Seal and Reservoir were encountered as expected; however, this basin did not seem to generate any hydrocarbons and therefore is not considered anymore as a target. Due to seasonal conditions, the next prospect, East Sainshand A1, can only be drilled in 2013. The evaluation of the Southeastern part of Block XIII will be finalized in the fourth quarter.

Tajikistan

During the third quarter 2012, our Tajik subsidiary, CJSC Somon Oil has been finalizing processing and interpretation of the seismic acquisition program finished in April 2012. Preparations for drilling of the first two wells, West Supetau and Karykkum, are ongoing. Pursuant to a deed dated August 6, 2012, Santos International Ventures Pty Ltd (“Santos”) exercised its option to acquire 70% of the equity of Somon Oil.

As provided in the deed, the exercise of the option, which was originally granted to Santos under an Option Agreement dated December 10, 2007, is subject to the negotiation and execution of definitive agreements, including a farm-in agreement and a shareholder agreement. As provided in the deed and after settlement of the definitive agreements, Santos Netherlands B.V., an affiliate of Santos, together with a third party, intends to farm-in to 70% of the equity interest in Somon. The remaining 30% will be owned by DWM Petroleum AG (“DWM”), a wholly-owned subsidiary of Manas (as to 20%) and Anavak Limited Liability Company (as to 10%). The negotiations on the farm-in and shareholder agreement have not been finalized yet.

Kyrgyzstan

During the third quarter of 2012, South Petroleum Company, in which we own a 25% minority equity interest, continued to provide support for drilling planning and seismic operations in Tajikistan. Finalization of the reports in Kyrgyzstan is ongoing.

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

Albania (15.8% equity investment in Petromanas Energy Inc.)

Petromanas continued to drill and expects the well to reach target depth of approximately 6,100 metres either in late 2012 or early 2013. Testing is expected to follow reaching total depth. Further, drilling of the Juban-1 well is expected to begin in the fourth quarter of 2012 following receipt of approval of the rig assignment from the Albanian government. Petromanas intends to drill the well to a target depth of approximately 2,600 meters.

On June 30, 2012, we owned 200,000,000 shares of Petromanas Energy. Since that date, we sold 100,000,000 of these shares to various purchasers and we have agreed not to resell the remaining 100,000,000 until August 14, 2013 without prior agreement from some of those purchasers, unless, before that date, the market price per share equals or exceeds CA$0.60 for five business days. Of the 100,000,000 common shares of Petromanas held by us at September 30, 2012, none were currently eligible for immediate resale.. In addition, we have agreed to transfer to the purchasers of 90,000,000 of those Petromanas shares an aggregate of 22.5% of any Performance Shares that we might receive from Petromanas, if any, pursuant to our share purchase agreement with Petromanas dated February 12, 2010.

Name Change and Increase in Number of Authorized Shares of Common Stock

At our annual and special meeting of stockholders held on November 8, 2012, our stockholders approved an amendment to our articles of incorporation to change our company’s name to MNP Petroleum Corporation and an amendment of our articles of incorporation to increase the number of authorized shares of our common stock from 300,000,000 to 600,000,000. The name change and the increase in the number of authorized shares of our common stock are subject to the approval of the TSX Venture Exchange.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes for the nine-month period ended September 30, 2012 from the risk factors disclosed in the 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By /s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2012

By /s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2012