Form 10-K
period 2012-12-31
MANAS PETROLEUM Corp
filed 2013-03-28
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $19,804,278, based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Bulletin Board on June 29, 2012 of $0.15 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of March 27, 2013, there were 172,592,292, shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

ii

iii

PART I

ITEM 1 BUSINESS

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
  our planned acquisition of a producing asset in Tajikistan and our plans to rehabilitate that asset;
  our plans to form a new consortium to pursue Somon Oil’s project in Tajikistan;
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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately USD 277,000 for our operating costs;
  our ability to obtain necessary financing on acceptable terms;
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
  our need for, and our ability to obtain, regulatory and stock exchange approval for our proposed acquisition in Tajikistan;
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
  assessments of the acquisitions;
  geological, technical, drilling and processing problems;
  other factors discussed under the section entitled “Risk Factors” beginning on page 4 of this annual report.

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

As used in this annual report, the terms “we”, “us”, and “our” refer to Manas Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, DWM Energy AG (formerly Manas Petroleum AG), a Swiss company, Manas Energia Chile Limitada, a Chilean company and Manas Management Services Ltd., a Bahamian company, and its partially owned subsidiaries CJSC Somon Oil Company, a Tajikistan company, Gobi Energy Partners GmbH, a Swiss company, and Gobi Energy Partners LLC, a Mongolian company, and its 25% ownership interest in CJSC South Petroleum Company, a Kyrgyz company and its 14.4% ownership interest in Petromanas Energy Inc., a British Columbia company listed on the TSX Venture Exchange in Canada (TSXV: PMI), as the context may require.

Organizational Structure

The following chart reflects our current organizational structure:

Our Current Business

We are in the business of exploring for oil and gas, primarily in Central and East Asia. If we discover sufficient reserves of oil or gas, we intend to exploit them. Although we are currently focused primarily on projects located in certain geographic regions, we remain open to attractive opportunities in other areas. We have not yet discovered any reserve on any of our properties.

We carry out our operations both directly and through participation in ventures with other oil and gas companies. We are actively involved in exploration projects in Mongolia and Tajikistan. In addition we participate in an exploration project in Kyrgyzstan operated by CJSC South Petroleum Company and we have agreed to purchase a producing oilfield in Tajikistan, though this acquisition remains subject to closing conditions and regulatory approvals.

Finally, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, France, and Australia.

Our executive offices are located in Switzerland.

Gobi Energy Partners LLC, a subsidiary of Gobi Energy Partners GmbH, operates a Mongolian oil and gas project owned by Gobi Energy Partners GmbH. This project consists of exploration licenses covering two blocks containing an aggregate of over 11,500 km2 (almost five million acres). This project is described in detail at page 4, under the heading “Mongolia”.

DWM Petroleum owns 25% of CJSC South Petroleum Company (“South Petroleum Company”), a closed joint stock company formed in the Kyrgyz Republic. Santos International Holding Pty Ltd., a subsidiary of Santos Ltd. (ASX: STO) owns 70% of South Petroleum Company and a Kyrgyz government entity, Kyrgyzneftgaz, owns the remaining five percent. South Petroleum Company holds an oil and gas exploration license located in the Kyrgyz Republic. Pursuant to a farm-in agreement dated October 4, 2006, as amended, Santos International Holding Pty Ltd. operates the exploration project being conducted on this license. The project is described in detail at page 11 under the heading “Kyrgyz Republic”.

DWM Petroleum also owns 90% of CJSC Somon Oil Company (“Somon Oil”), a closed joint stock company formed in Tajikistan. Somon Oil Company owns two oil and gas exploration licenses located in Tajikistan. This project is described in detail at page 9, under the heading “Tajikistan”.

Manas Management Services Ltd., a wholly-owned Bahamian subsidiary of our company, owned 99% of Manas Energia Chile Limitada which, in turn, was one of the parties to a farm-out agreement in respect of a project located in Chile. In January 2010, we signed an agreement to transfer our interest in this Chilean project and on April 14, 2011, we transferred all our rights, interests and obligations in the project to Methanex and Wintershall. The Chilean Minister of Energy authorized this transfer on April 28, 2011. The cash payment for the transfer of the Company’s interest in the Chilean project of USD 72,000 was received on September 23, 2011 from the new owners. Financial implications of this disposal are discussed in Note 18, “Discontinued Operations”, to our financial statements.

DWM Petroleum owns approximately 14.4 % of the issued common shares of Petromanas Energy Inc. (TSXV: PMI). DWM Petroleum acquired its equity interest in Petromanas Energy in exchange for all of the issued shares of Petromanas Albania GmbH (formerly known as Manas Adriatic GmbH) in a transaction that closed on February 24, 2010. Petromanas Albania owns three onshore oil and gas production sharing contracts containing various oil and gas licenses located in Albania and on December 31, 2012, it acquired Gallic Energy, which has assets in France and Australia.

Finally, we own 100% of DWM Energy AG (formerly Manas Petroleum AG), a Swiss registered company based in Baar, Switzerland and incorporated on August 29, 2007. We intend to use this company to consolidate properties at a later stage of our business development.

Overview of Our Projects

- Mongolia

DWM Petroleum holds 74% of the beneficial ownership interest in Gobi Energy Partners GmbH, which owns record title to the exploration licenses for Blocks XIII and XIV. Gobi Energy Partners LLC, a wholly-owned Mongolian subsidiary of Gobi Energy Partners GmbH, is the operator of the oil and gas project on Blocks XIII and XIV. Blocks XIII and XIV covered an aggregate of over 20,000 km2 (almost five million acres) of land located on Mongolia’s southern border in the central part of the East Gobi Rift oil and gas basin in South-eastern Mongolia.

Block XIII, also known as Tsagaan-Els, contains 11,590 km2 (2,863,951 acres) and Block XIV, also known as Zuunbayan, contains 8,731 km2 (2,157,477 acres). DWM Petroleum AG entered into production sharing contracts for these two blocks with the Mongolian government. These production sharing contracts, dated April 21, 2009, provide for a five-year exploration period, with a two year extension, that began on April 21, 2009, and a twenty-year exploitation period (with two five year extensions allowed). On May 31, 2011, these two production sharing contracts were assigned to Gobi Energy Partners GmbH as part of a restructuring. In April 2012, Gobi Energy Partners GmbH relinquished 8,734 km2 leaving 6,930 km2 in Block XIII and 4,657 km2 in Block XIV. In April 2013, Gobi Energy Partners GmbH will relinquish 8,566 km2, leaving 1,030 km2 in Block XIII and 1,911 km2 in Block XIV.

The location of these blocks is set out in the map below:

Ten percent of the equity in Gobi Energy Partners GmbH is owned by Shunkhlai Group LLC. Shunklai Group provides ongoing advisory and consulting services to our company pursuant to a cooperation agreement with Shunkhlai Group LLC dated November 5, 2010.

In our November 5, 2010 cooperation agreement with Shunkhlai Group LLC, we agreed to pay all of the exploration and overhead expenses contemplated in the work program and budget agreed upon between the parties during a five-year exploration period consisting of a first phase of one year, a second phase of two years and a third phase of two years. In the event of a commercial discovery, trade sale and/or a corporate market transaction, Shunkhlai Group LLC has agreed to repay its proportionate share (10%) of exploration and overhead expenses incurred during phases 2 and 3, together with interest at a rate of eight percent per annum, provided, however, that we have agreed not to charge interest during 2010. Also, if Shunkhlai Group LLC transfers its interest in Gobi Energy Partners GmbH to a third party, or if there is a change in control of Shunkhlai Group LLC, Shunkhlai Group LLC will be required to repay its proportionate share of exploration and overhead expenses incurred during phases 2 and 3 together with all accrued interest.

The financial and work commitment of each production sharing contract for Blocks 13 and 14 is as follows and does not include the PSC fees:

Period	Contract Year	THE WORK PLAN	Cost (USD)	Investment per year (USD)
I	1	Collection and processing of geological data	150,000	625,000
		Reconnaissance of work of the block, 4000 km	40,000
		Geological mapping 500 km2	50,000
		Geological mapping 100 km2	30,000
		Geologic structural sections 400 km	140,000
		Lithologic-stratigraphical sections 1900m	95,000
		Paleontologic stratigraphical works	40,000
		Sampling 300	15,000
		Laboratory analytical works	35,000
		Data processing	30,000
II	2	Geological mapping 850 km2	85,000	825,000
		Geological mapping 400 km2	120,000
		Lithologic-stratigraphical sections 3200m	160,000
		Paleontologic stratigraphical works	80,000
		Sampling 800	40,000
		Laboratory analytical works	75,000
		Data processing	55,000
	3	Data processing	15,000	1,740,000
		Topographic geodesic works	50,000
		Exploration seismology 2D, 200 km	1,600,000
		Exploration seismology 3D, 5 km	75,000
III	4	Data processing	40,000	4,360,000
		Topographic geodesic works	20,000
		Exploration seismology 2D, 100 km	800,000
		Exploration seismology 3D, 20 km	300,000
		Preparation to drilling, well 1	30,000
		Well drilling, 1 well	2,870,000
		Log survey, 1 well	300,000
IV	5	Data processing	50,000	6,900,000
		Preparation to drilling, well 2	60,000
		Well drilling, 2 well	5,740,000
		Log survey, 1 well	600,000
		Well test, 3 well	450,000
		TOTAL		14,450,000

The following table shows the incurred and forecasted PSC fees:

Period	Contract Year	Cost (USD)
I	1	640,323
II	2	460,642
	3	580,642
III	4	621,284
IV	5	681,284*
	TOTAL	2,984,175

*estimated

Up to this date, there are no known reserves on either block.

Expenditures and Commitments

The following table sets forth the approximate expenditures actually incurred by us pursuant to each production sharing contract for Blocks XIII and XIV during the periods indicated (in USD):

Production Sharing Contract	2008	2009	2010	2011	2012*
Block XIII[1]	179,573	276,377	738,052	1,992,203	4,836,094
Block XIV[1]	179,573	276,377	847,242	2,336,397	1,511,429

1 actual figures, reported based on calendar year
* subject to audit by local authorities

The following table sets forth the approximate financial commitment amounts to be incurred by us pursuant to each production sharing contract for Blocks XIII and XIV during the periods indicated (in USD):

Production Sharing Contract	2013**
Block XIII	6,900,000
Block XIV	6,900,000

**financial commitment for the fifth contract year (starting April 21 of each year) of the production sharing contract

We are currently in discussions with the Mongolian government about extending both our license areas and our exploration period, and we anticipate the financial commitment amounts to change.

Operating Activities

Early in 2012, Gobi Energy Partners LLC focused on the integration and interpretation of seismic data acquired in 2011. From April to May, we conducted a passive seismic campaign using low-frequency spectroscopy to support our seismic. From June to August, Gobi also conducted a 2D seismic acquisition (vibroseis) of 335 kilometers in Block XIII and Block XIV. This seismic was partly detailed seismic over some of the prospects and the outstanding part in the eastern part of Block XIII, which could not be acquired anymore in November 2012, due to adverse seasonal weather conditions.

Gobi Energy spudded its first well, Ger Chuluu A1, on August 23, 2012. It stopped drilling at a depth of 1098 meters without having encountered any seal. The initially planned second well East Sainshand A1 is located in another sub-basin 170 kilometers away. In order to have a conclusive evaluation of the Ger Chuluu sub-basin, we decided to drill a second well before moving to East Sainshand. Ger Chuluu D1, the second well in the Ger Chuluu sub-bassin, was spudded on September 21, 2012. Drilling was stopped after reaching 600 meters without any hydrocarbon shows. After logging, the well was plugged and abandoned.

Gobi Energy had originally focused on six sub-basins in Mongolia; after drilling in the Ger Chuluu sub basin and conducting additional studies, Gobi Energy has focused on three sub basins. We believe that these results will determine our exploration strategy in Mongolia. We are currently in discussions with the Mongolian government and have applied to extend both our license areas and our exploration period.

- Tajikistan

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

The locations of these licenses are shown on the map below:

Santos International Ventures Pty Ltd had an option to enter into a farm in agreement in respect of these licenses, but decided on December 21, 2012 not to pursue this option. Santos continued to fund current capital expenditures, as well as certain general and administrative costs of Somon Oil until January 2013.

Expenditures and Commitments

The following table sets forth the approximate expenditures incurred by Somon Oil, fully carried by Santos International Ventures Pty Ltd. pursuant to the licenses during the periods indicated (in USD):

License	2007	2008	2009	2010	2011	2012
West	625,261	465,818	Nil	1,830,159	519,962	1,814,367
North-West	Nil	Nil	Nil	1,747,517	4,333,961l	5,315,649

The following table sets forth the approximate commitments pursuant to the licenses during the periods indicated (in USD):

License Area	2013*	2014*	2015*	2016*
West[1]	4,500,000	2,500,000	Nil	Nil
North-West[2]	8,680,000	8,700,000	3,600,000	4,600,000

* Commitments are based on calendar year. Amounts indicative, work plan prevails.
1 granted on July 25, 2007
2 License granted on July 28, 2009

The West License

The West license, which expires in October 2014, is located in the Fergana Basin and contains approximately 303,198 acres (approximately 1,227 km2). It is located north of South Petroleum Company’s Tuzluk licence in Kyrgyzstan, (we own twenty-five percent of the equity in South Petroleum Company). Approximately sixty percent of the block in this license area is covered by former Soviet era seismic data. It is within this area that our targeted leads and prospects are found and the geological and structural setting appears to be very similar to the Tuzluk license in Kyrgyzstan. Somon Oil has identified prospects located close to existing oil fields, all of which were originally identified by Soviet seismic. The seven year work commitment for the West license contains 650 km of 2D seismic and two wells.

The North-West License

In July 2009, Somon Oil was granted the North-West petroleum license which entitles the company to explore an exploration area covering 2,492 km2 (615,784 acres) for a seven year term expiring in July 2016. The license area is located in the north part of the Sugd region, bordering on Uzbekistan. To the south-west the license area is adjacent to Somon Oil’s West license area. The seven year work commitment for the North West license contains 430 km of 2D seismic, 100 km2 of 3D seismic and three wells. Existing exploration data within the North-West license area includes six wells and 1,100 km of 2D seismic which was acquired during Soviet exploration campaigns between 1964 and 1992. In case of discovery, Somon Oil will have the exclusive right to develop and exploit the discovery. Somon Oil has targeted large four-way closure prospects in the subsalt with an analog in Uzbekistan.

Up to this date, Somon Oil has not discovered any reserves on either the West or the North-West license areas in Kyrgyzstan and Tajikistan.

Operating Activities

In April 2012, Somon Oil finalized the acquisition of 871 km 2D seismic. The survey was very complex due to the different landscapes which had to be covered. It included areas with vibroseismic, different dynamite seismic in the mountains and offshore seismic on Lake Kayrakkum. Seismic processing and interpretation, as well as preparation for the drilling of the first two wells, was still ongoing throughout the second quarter.

On May 7, 2012, Somon Oil entered into a Production Sharing Agreement (we refer to this agreement as a “PSA”) with the Government of the Republic of Tajikistan. The PSA grants to Somon Oil the exclusive right and authority to carry out all petroleum exploration, development and production activities in the defined contract area. The PSA also regulates these activities and determines how funds invested by Somon Oil will be recovered and how profit oil will be shared between the government and Somon Oil.

During the third quarter 2012, Somon Oil finalized processing and interpretation of the seismic acquisition program finished in April 2012 and is currently in preparations for drilling and drilling services.

Until recently, our interest in the Somon Oil project was fully carried by Santos International Ventures Pty Ltd pursuant to a 2007 Option Agreement but, on December 21, 2012, Santos International informed us that it had decided not to pursue its option. Santos International continued to fund Somon Oil’s operations through January, 2013. We believe that the Somon Oil project has exploration potential and we are actively working on establishing a new consortium for this acreage. The anticipated farm-in agreement, foresees that DWM is fully carried and there are no liquidated damages in case of failure.

On December 31, 2012, our wholly-owned subsidiary, DWM Petroleum AG, entered into a Share Purchase Agreement with an unrelated third party, whereby DWM proposes to acquire, for cash, an 80% stake in a Swiss company which, at the time of the completion of this transaction, will indirectly own certain mature producing assets in the Republic of Tajikistan which we plan to rehabilitate and redevelop. The transaction is subject to Tajik government and stock exchange approvals and is expected to close within the 2nd Quarter 2013

- Kyrgyz Republic (Project owned by South Petroleum Company)

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

South Petroleum Company originally owned five exploration licenses covering a total area of approximately 569,578 acres (or 2,305 km2). As discussed in more detail below, this area has been reduced and South Petroleum Company currently owns one of the original five licenses. In the farm-in agreement dated October 4, 2006, as amended, Santos International Holding Pty Ltd. agreed to fund and carry out petroleum exploration and appraisal activities on the license area.

Santos and DWM agreed to re-evaluate the acreage. The results of the ongoing re-evaluation have not been finalized yet. Our commitments in Kyrgyzstan will be re-negotiated and there will be no liquidated damages as a result of a potential non-agreement.

The results of the ongoing reevaluation of South Petroleum’s acreage and our proposed acquisition of a producing asset in Tajikistan will impact our strategy in Kyrgyzstan but we cannot yet assess that impact. We will apply for extension of the license.

Expenditures and Commitments

The following table sets forth the approximate amounts incurred by SPC carried by Santos International Holding Pty Ltd. pursuant to the licenses during the periods indicated (in USD):

License Area	2004	2005	2006	2007	2008	2009	2010	2011	2012
Tuzluk	32,834	63,054	80,855	995,283	3,447,769	3,821,728	865,492	691,902	1,338,522
Soh**	35,179	82,902	59,622	79,904	2,023,116	13,381,159	475,963	358,581	Nil -
West Soh**	11,726	21,286	24,469	31,196	1,045,330	1,022,145	348,173	214,933	Nil -
Nanai ***	25,798	132,887	89,891	79,786	1,861,501	760,819	1,023,702	474,903	1,114,101
Naushkent*	11,726	5,486	10,658	13,954	350,073	613,336	113,657	Nil -	Nil
Total	117,263	305,615	265,495	1,200,123	8,727,789	19,599,187	2,826,987	1,740,319	2,452,623

*The Naushkent license was relinquished in early 2011.
** DWM’s rehabilitation project borders onTuzluk and we are looking into the possibility to extend activities in Kyrgyzstan. The licenses were revoked in early 2011.
***The Nanai license was relinquished in early 2013.

Future commitments remain open to re-evaluation and have not yet been finalized.

Tuzluk License

South Petroleum Company’s exploration license lies in the Fergana Basin. The Fergana Basin is an intermontane basin, the greater part of which lies in Uzbekistan. To date, South Petroleum has not discovered any known reserves on lands covered by this license.

The license area is located in the southern zone of the Fergana Basin bordering Tajikistan to the north. There are a number of established oilfields in this area (Beshkent-Togap, Tashravat, Tamchi, Karagachi) that have produced from the upper thrust sheet. These fields are excluded from the exploration license.

License	Area (km2)	Date of Award	Date Renewed	Current Expiry Date
Tuzluk	474	April 29, 2004	June 21, 2010	May 12, 2013

The license is set to expire in May 2013 but we will apply for an extension, though there can be no assurance that one will be granted. Upon the discovery of reserves that may be commercially exploited, licenses can be exclusively converted into exploitation licenses.

The map below sets out the location:

Operating Activities

During 2012, South Petroleum Company, in which we own a 25% minority equity interest, provided support for drilling planning and seismic operations in Tajikistan. South Petroleum Company recorded 24km of 2D seismic in the Tuzluk license area as part of the Tajik seismic survey. A re-evaluation was performed on all Kyrgyz prospects but has not yet been finalized.

Competition

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies that have substantially greater technical, financial and operational resources and staff. We compete with these individuals and companies for desirable oil and gas leases, exploration and exploitation licenses, and necessary drilling equipment, as well as access to personnel and funds.

We believe several factors that differentiate us from our competitors include our extensive personal network among the oil and gas industry in the Commonwealth of Independent States, an ability to increase value through exploration of known structures and our command of modern geological knowledge and new concepts implemented to existing seismic and well data bases.

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

All our licenses depend on government regulation and approval.

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

Exploration

Our business plan was focused on exploration until 2011 (the execution of our business plan has largely focused on acquiring prospective oil and gas licenses and negotiating production sharing and farm-out agreements). Since then, while we have continued to focus on exploration, we have also begun to look for ways to expand into production as we believe that such a strategy will allow us to maximize the long-term exploration and development of our oil and gas projects.

Except in connection with the exploration of our properties or the conduct of due diligence on properties that we might be interested in acquiring, we do not conduct research and development.

Employees

We have 36 employees, including our directors. Of our 33 full-time employees (excluding three non-executive directors), ten are located in Switzerland and the rest are located in Mongolia and Tajikistan. We anticipate increasing our number of employees and outsourced contract employment over the next twelve months depending on the need of our exploration and production activities.

ITEM 1A RISK FACTORS

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

We participate in an oil and gas exploration project in Albania through our ownership interest in Petromanas Energy Inc. We own approximately 14.4% of Petromanas Energy Inc’s issued and outstanding common shares and also have minority representation on its board of directors, but we do not control its activities and we believe we do not control Petromanas Energy Inc. We cannot provide any assurance that Petromanas Energy Inc. will make decisions about its business that are reasonable, profitable or in our best interest.

We participate in an oil and gas exploration project in the Kyrgyz Republic through our 25% interest in CJSC South Petroleum Company. As of January 31, 2012, Santos Limited, an Australian public company, owned 70% of CJSC South Petroleum Company through its wholly-owned subsidiary, Santos International Holdings Pty Ltd., and Santos International Holdings Pty Ltd. operated the project pursuant to a farm-in agreement. As the operator, Santos International Holdings Pty Ltd. made most of the decisions about the exploration and development of this project. Future commitments for this project remain open to re-evaluation and have not yet been finalized. We cannot assure you that the decision taken by Santos International Holdings Pty Ltd. or its subsidiaries, affiliates, agents or management will make decisions concerning this project that are reasonable, profitable or in our best interest. Santos International Holdings Pty is carrying us up to USD 54 million on this project.

A substantial portion of our total assets is from our equity investment in associate in one company.

As of December 31, 2012, the book value of our equity investment in Petromanas Energy Inc. was USD 17,462,734, representing approximately 54% of our total assets. As a result, our financial condition is directly tied to the change in value of our investment in Petromanas Energy Inc. Trading in shares of Petromanas Energy Inc., which is listed on the TSX Venture Exchange, is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with its operations or business prospects.

Our lack of diversification increases the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

We have or are involved in projects in Mongolia and Tajikistan. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, France and Australia, and shares of South Petroleum Company, which is involved in a project in the Kyrgyz Republic. Our focus on a limited number of countries in Asia and South-eastern Europe presents the risk that we could be impacted more acutely by factors affecting these regions, and in particular factors in these regions that affect our industry.

We may not effectively manage the growth necessary to execute our business plan.

Our business plan anticipates an increase in the number of our strategic partners, equipment suppliers, manufacturers, dealers, distributors and customers especially as we attempt to expand our operations to include production. This growth could place significant strain on our current personnel, systems and resources. We expect that we will be required to hire qualified employees to help us manage our growth effectively. We believe that we may also be required to improve our management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems to support our desired growth. If we fail to manage our anticipated growth effectively, our business could be adversely affected.

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

None of our projects are located in the United States or Canada. We have or are involved in projects in Mongolia and Tajikistan. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, France and Australia and shares of South Petroleum Company, which is involved in a project in the Kyrgyz Republic. As such, our business is subject to governmental, political, economic, and other uncertainties in Mongolia, Tajikistan, the Kyrgyz Republic, Albania, France and Australia including, by way of example and not in limitation, expropriation of property without fair compensation, changes in energy policies or the personnel administering them, delays caused by the extensive bureaucracy, nationalization, currency fluctuations and devaluations, exchange controls and royalty increases, changes in oil or natural gas pricing policy, renegotiation or nullification of existing concessions and contracts, changes in taxation policies, economic sanctions, restrictions on the repatriation of currency and the imposition of specific drilling obligations and the other risks arising out of foreign governmental sovereignty over the areas in which our operations (or those of our venture partners) are conducted, as well as risks of loss due to civil strife, acts of war, guerrilla activities, insurrections, the actions of national labor unions, terrorism and abduction.

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

Substantially all of our assets are located outside the United States and Canada and three of our directors and all of our officers are nationals and/or residents of countries other than the United States and Canada, with the result that it may be difficult for investors to enforce within the United States or Canada any judgments obtained against us or our officers or directors.

Substantially all of our assets are located outside the United States and Canada. In addition, three of our six directors and all of our officers are nationals and/or residents of countries other than the United States and Canada, and all or a substantial portion of such persons’ assets are located outside of North America. As a result, it may be difficult for investors to enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States and Canada. Consequently, you may be effectively prevented from pursuing remedies against us or them under applicable securities laws.

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

Exploration and development of resource properties depends, in large part, on the ability to attract and maintain qualified key personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to attract and retain them. Our development now and in the future will depend on the efforts of key management figures, such as Heinz Scholz, the Chairman of our board of directors, Dr. Werner Ladwein, Executive Director and President and Peter-Mark Vogel, Chief Executive Officer. The loss of any of these key people could have a material adverse effect on our business. We do not currently maintain key-man life insurance on any of our key employees.

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

Our operations require that we obtain and maintain licenses and permits from various governmental authorities. Our ability to obtain, maintain or renew such licenses and permits on acceptable terms is subject to extensive regulation and to changes, from time-to-time, in those regulations. Also, the decision to grant or renew a license or permit is frequently subject to the discretion of the applicable government. If we cannot obtain, maintain, extend or renew these licenses or permits our business could be harmed. An overview of our licenses and their renewal dates can be found on page 77.

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

All of our current operations are located in foreign countries. The terms and conditions of our major production sharing contracts and licenses are denominated in U.S. dollar, but various agreements, such as contractors, local staff and infrastructure, may be denominated in currencies other than U.S. dollar. Fluctuations in the value of the U.S. dollar or the local currency may cause a negative impact on costs. These types of fluctuations could have an adverse impact on our operations.

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

We are authorized to issue 300,000,000 shares of common stock and, as of March 27, 2013, 172,592,292 shares of our common stock were issued and outstanding. In addition, holders of warrants and options had, as of that date, the right to acquire up to an additional 15,950,000 number of shares of our common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital without the consent of any of our stockholders. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

Our directors and executive officers own approximately 28.6% of our outstanding common stock.

In the aggregate, our directors and executive officers own approximately 26.7% of our outstanding common stock and they have the right to exercise options and warrants that would permit them to acquire, in the aggregate, up to an additional 1.9% of our common stock within the next 60 days. As a result, our directors and executive officers as a group may have a significant effect in delaying, deferring or preventing any potential change in control of our company, be able to strongly influence the actions of our board of directors even if they were to cease being our directors and control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of other stockholders.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) of less than USD 5.00 per share or an exercise price of less than USD 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of USD 5,000,000 or individuals with a net worth in excess of USD 1,000,000 or annual income exceeding USD 200,000 or USD 300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 1A UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 PROPERTIES

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

We maintain a registered office for service in the State of Nevada, located at Nevada Corporate Services, Inc., 8883 West Flamingo Road Suite 102, Las Vegas. Nevada 89147, U.S.A. In addition, the offices of Velletta and Company, located in Victoria, British Columbia, serves as our registered office in the Province of British Columbia. Velletta and Company’s address is 4th Floor – 931 Fort Street, Victoria, British Columbia V8V 3K3, Canada.

Oil and Gas Properties

The description of our oil and gas property interests is under the section entitled “Business" beginning on page 6 starting with the subsection “Overview of Our Projects”.

ITEM 3 LEGAL PROCEEDINGS

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

Even though Energy Focus had been asked many times to join the group by contributing its prorated share of capital, it failed to do so. Despite this, Energy Focus claims that it is entitled to participate in the consortium at any future time, not just under certain conditions. We and IPR believe that Energy Focus no longer has any right to join the bidding group because the conditions specified in the side letter did not occur and can no longer occur.

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from our company and IPR, and our respective subsidiaries. Our company, IPR and our respective legal counsel are of the view that the Energy Focus claim is without merit, that it was brought in the wrong jurisdiction and that Energy Focus has failed to properly serve the parties. The trial courts of Santiago have dismissed the case, but the verdict was open to appeal. Energy Focus took an Appeal, and that too was dismissed by the Chilean courts. Energy Focus has now taken a second Appeal. Our legal advisors are of the opinion that Energy Focus will not succeed in the second appeal. Our management believes that the ultimate liability, if any, arising from the Energy Focus litigation will not have a material adverse effect on the financial condition, the results of future operations or cash flows of our company.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Set forth below are the range of high and low bid quotations for our common stock from the OTC Bulletin Board and high and low closing prices for our common stock from the TSX Venture Exchange for each fiscal quarter during the fiscal years ended December 31, 2012 and 2011. The market quotations were obtained from the OTC Bulletin Board and the TSX Venture Exchange, respectively, and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

	TSX Venture Exchange		OTC Bulletin Board
	(Canadian Dollars)		(US Dollars)
Quarter Ended	High	Low	High	Low
March 31, 2011	N/A	N/A	0.70	0.30
June 30, 2011	0.48	0.29	0.56	0.25
September 30, 2011	0.35	0.21	0.37	0.10
December 31, 2011	0.22	0.11	0.19	0.10
March 31, 2012	0.32	0.11	0.34	0.13
June 30, 2012	0.22	0.15	0.22	0.13
September 30, 2012	0.17	0.09	0.16	0.08
December 31, 2012	0.12	0.06	0.12	0.07

On March 27, 2012, the closing price for our common stock as reported by the OTC Bulletin Board was USD 0.068 and the closing price of our common stock on the TSX Venture Exchange was CAD 0.070.

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

Holders of Common Stock

As of March 27, 2012, there were approximately 500 registered holders of record of our common stock. As of such date, 172,592,292 shares were issued and outstanding.

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

An incentive stock option is an option that meets the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. No incentive stock option may be granted under our 2007 Omnibus Stock Option Plan to an employee who owns more than 10% of our outstanding voting stock unless the option price is at least 110% of the fair market value of the common stock at the date of grant and the incentive stock option is not exercisable more than five years after our Board grants it. In the case of a grantee that does not own 10% or more of our common stock, no incentive stock option may be exercisable more than 10 years after the date our Board grants it and its exercise price may not be less than the fair market value of the common stock on the date our Board grants it. Our Board may not grant an employee an incentive stock option that first becomes exercisable during a calendar year for the purchase of common stock with an aggregate fair market value (determined as of the date of grant of each incentive stock option) in excess of USD 100,000. An incentive stock option (or any installment thereof) counts against the annual limitation only in the year it first becomes exercisable.

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

Our board of directors, or a special committee of our board of directors, if one has been appointed, may at any time terminate our 2011 Stock Option Plan. Our board of directors may, subject to such approvals as may be required under the rules of any stock exchange on which our common stock is then listed or other regulatory body having jurisdiction, also at any time may amend or revise the terms of our 2011 stock option plan, provided that no such amendment or revision alters the terms of any stock options theretofore granted under our 2011Stock Option Plan. The following table summarizes certain information regarding our equity compensation plans as at December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders (2007 Revised Omnibus Stock Option Plan)	6,350,000	USD 0.65	3,007,181
Equity compensation plans approved by security holders (2011 Stock Option Plan)	9,600,000	USD 0.21	7,646,729¦ *
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	15,950,000	USD 0.39	10,653,910

* This amount only takes into account the 2011 Stock Option Plan excluding the 2007 plan

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2012, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this annual report beginning at page 33 below. This discussion contains forward looking statements reflecting our current expectations and estimates and assumptions about events and trends that may affect our future operating results or financial position. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements due to a number of factors, including, but not limited to, those set forth in the sections of this annual report titled “Risk Factors” beginning at page 14 above and “Forward-Looking Statements” beginning at page 4 above.

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

We carry out our operations both directly and through participation in ventures with other oil and gas companies. We are actively involved in projects in Mongolia and Tajikistan. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania France and Australia, and shares of CJSC South Petroleum Company, which is involved in a project in the Kyrgyz Republic.

We have no operating income yet and, as a result, depend upon funding from various sources to continue operations and to implement our growth strategy.

Results of Operations

Net income/net loss

Net loss for the year ended December 31, 2012, was USD 11,778,750 compared to net loss of USD 53,015,719 for the same period in 2011. This decrease of USD 41,236,969 was primarily due to the change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the year ended December 31, 2012, increased to USD 11,968,239 from USD 10,060,263 reported for the same period in 2011. This is an increase of 19% in our total operating expenses, mainly due to increased exploration activity at our project in Mongolia.

Personnel costs

For the year ended December 31, 2012, personnel costs increased to USD 2,653,844 from USD 2,258,383 for the same period in 2011. This increase of 18% is attributable to increased exploration activity at our project in Mongolia and higher expenses related to equity awards under the stock compensation and stock option plans.

Exploration costs

For the year ended December 31, 2012, we incurred exploration costs of USD 5,784,277 as compared to USD 4,669,518 for the same period in 2011. This is an increase of 23% related to increased exploration activity at our project in Mongolia due to our seismic campaign and drillings costs.

Consulting fees

For the year ended December 31, 2012, we incurred consulting fees of USD 1,812,230 as compared to consulting fees of USD 976,870 for the same period in 2011. This is an increase of 86% and is due primarily to higher expenses related to increased operational activities in Mongolia and Tajikistan and increased investor relations activities, and also due to negative expense in consulting fees related to the re-measurement of equity-based awards to non-employees in 2011.

For the year ended December 31, 2012, we incurred expenses of USD 36,814 related to equity-based awards to non-employees, as compared to negative expense of USD 407,589 in the same period in 2011. For the year ended period ended December 31, 2012, we incurred expenses of USD 278,868 related to public and investor relations, as compared to USD 134,237 in the same period in 2011. For the year ended period ended December 31, 2012, we incurred expenses of USD 621,760 related to consulting costs, as compared to USD 469,111 in the same period in 2011. These increases are due to increased exploration activity at our projects in Mongolia and Tajikistan.

Administrative costs

For the year ended period ended December 31, 2012, we recorded administrative costs of USD 1,665,045 compared to USD 2,077,670 for the same period in 2011. This decrease of 20% is attributable to a decrease of travel activity and a decrease in accounting fees.

Non-operating income/expense

For the year ended period ended December 31, 2012, we recorded a non-operating income of USD 189,092 compared to a non-operating loss of USD 43,006,776 for the same period in 2011. This increase of USD 43,195,868 is mainly attributable to a change in the value of our investment in Petromanas and a loss from sale in associate. For the year ended period ended December 31, 2012, we recorded an increase in fair value of investment in associate (Petromanas) of USD 3,719,716 compared to a decrease in fair value of investment in associate of USD 42,891,819 for the same period in 2011. During the third quarter of 2012, we also recorded a loss from sale in associate (Petromanas) of USD 3,507,397 1.

1 Difference between sale price and fair value at the time of sale

Liquidity and Capital Resources

Our cash balance as of December 31, 2012 was USD 2,842,495. Shareholders’ equity as of December 31, 2012 was USD 30,968,757. As of December 31, 2012, total current assets were USD 13,454,485 and total current liabilities were USD 970,755, resulting in net working capital of USD 12,483,730. Of our cash balance as of December 31, 2012, USD 2,842,495 was on bank accounts of Manas Petroleum Corp. and its subsidiaries. Since our company considers foreign subsidiaries to be permanently invested, taxes will be due in the event of repatriation.

On July 6, 2012, we sold 10,000,000 common shares of Petromanas at a price of CAD 0.17 per common share for gross proceeds of CAD 1,700,000 (USD 1,670,598). On August 17, 2012, we sold an additional 90,000,000 shares of Petromanas at a price of CAD 0.115 per share for gross proceeds of CAD 10,350,000 (USD 10,445,050).

On June 30, 2012, we owned 200,000,000 shares of Petromanas Energy. Since that date, we sold 100,000,000 of these shares to various purchasers and we have agreed not to resell the remaining 100,000,000 until August 14, 2013 without prior agreement from some of those purchasers, unless, before that date, the market price per share equals or exceeds CAD 0.60 for five business days. Of the 100,000,000 common shares of Petromanas held by us at December 31, 2012, none were currently eligible for immediate resale.

Cash Flows (in USD)

	Year ended
	Dec. 31, 2012	Dec. 31, 2012
Net Cash used in Operating Activities	(12,372,875)	(8,130,731)
Net Cash provided by Investing Activities	1,418,902	13,098
Net Cash provided by (used in) Financing Activities	164,535	20,089,590
Change in Cash and Cash Equivalents during the Period	(10,789,438)	11,971,957

Operating Activities

Net cash used in operating activities of USD 12,372,875 for the year ended December 31, 2012 changed from net cash used of USD 8,130,731 for the same period in 2011. This increase in net cash used in operating activities of USD 4,242,144, is mainly due to increased exploration activity, a reduction in accounts payable and an increase in prepaid expenses and receivables.

Investing Activities

Net cash provided by investing activities of USD 1,418,902 for the year ended December 31, 2012 changed from net cash provided by investing activities of USD 13,098 for the same period in 2011. This increase of USD 1,405,804 in cash provided by investing activities is mainly attributable to capitalized exploration costs in Mongolia of USD 460,856, the divestment in associate (Petromanas) with proceeds of USD 12,115,648 and a transaction prepayment for the acquisition of producing assets in Central Asia of USD 10,111,656.

Financing Activities

Net cash used in financing activities of USD 164,535 for the year ended December 31, 2012 changed from net cash provided of USD 20,089,590 for the same period in 2011. This decrease of USD 19,925,055 is mainly due to the issuance of units for net proceeds of USD 19,877,000 in 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months (in USD):

Expenses	Amount
Corporate	3,323,000 [1]
Kyrgyzstan	771,000 [1]
Mongolia	3,808,000 [2]
Tajikistan	2,675,000 [3]
Business Development	192,000
Total	10,769,000

(1)	The information presented in the table above includes the costs related to our normal operational activities only.
(2)

The information presented in the table above includes the costs related to our normal operational activities and planned seismic/drilling activities only. It does not include such financial commitments as discussed in Item 1 as we are subject to certain expenditures and commitments in order to maintain our licenses which are currently pending re-negotiations.

(3)

The information presented in the table above includes the costs related to our normal operational activities and development of infrastructure but does not include any drilling/seismic activity. It does not include such financial commitments discussed in Item 1 because we assume to be carried.

Our monthly burn rate (excluding exploration activities) amounts to approximately USD 277,000. Considering our net working capital, our refundable transaction prepayment, and our 100 million shares sellable in August 2013, we believe that we are able to fund our planned operations for the next twelve months.

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

Equity investment in associate measured at fair value

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Manas Petroleum Corporation (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Manas Petroleum Corporation (An Exploration Stage Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income / (loss), statements of shareholders’ equity (deficit), and cash flow statements for the years ended December 31, 2012 and 2011 and the period from May 25, 2004 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Manas Petroleum Corporation for the period from inception to December 31, 2008. Such statements are included in the cumulative inception to December 31, 2012 totals of the statements of operations and cash flows and reflect total revenues and net losses of $1,375,728 and $44,204,915, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2008, included in the cumulative totals, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manas Petroleum Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and the period from May 25, 2004 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Zurich, March 27, 2013

BDO Visura International AG

/s/ Andreas Wyss	/s/ Christoph Tschumi

Andreas Wyss	Christoph Tschumi

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	12.31.2012	12.31.2011
	USD	USD
ASSETS
Cash and cash equivalents	2,842,495	13,629,370
Restricted cash	122,521	102,735
Accounts receivable	73,309	45,699
Transaction prepayment	10,111,656	-
Other prepaid expenses	304,504	356,252
Total current assets	13,454,485	14,134,056

Tangible fixed assets	132,435	80,829
Investment in associate	238,304	238,304
Oil and gas properties (unproved)	772,855	-
Investment in associate (Petromanas)	17,462,734	29,366,063
Total non-current assets	18,606,328	29,685,196

TOTAL ASSETS	32,060,813	43,819,252

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	127,283	1,194,844
Accrued expenses exploration costs	312,000	237,657
Other accrued expenses	166,247	472,397
Refundable deposits	377,125	212,590
Total current liabilities	982,655	2,117,488

Pension liabilities	109,401	80,427
Total non-current liabilities	109,401	80,427

TOTAL LIABILITIES	1,092,056	2,197,915

Common Stock (300,000,000 shares authorized as of December 31, 2012 and 2011, USD 0.001 par value, 172,592,292 and 172,467,292 shares, respectively, issued and outstanding)	172,592	172,467
Additional paid-in capital	77,828,886	76,702,841
Retained deficit accumulated during the exploration stage	(47,083,722)	(35,304,972)
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY	30,968,757	41,621,337

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	32,060,813	43,819,252

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			Period from
	12.31.2012	12.31.2011	05.2004 (inception)
	USD	USD	to 12.31.2012
OPERATING REVENUES
Other revenues	-	-	1,375,728
Total revenues	-	-	1,375,728

OPERATING EXPENSES
Personnel costs	(2,653,844)	(2,258,383)	(30,459,090)
Exploration costs	(5,784,277)	(4,699,518)	(19,120,933)
Depreciation	(52,843)	(47,822)	(332,812)
Consulting fees	(1,812,230)	(976,870)	(12,947,076)
Administrative costs	(1,665,045)	(2,077,670)	(17,041,464)
Total operating expenses	(11,968,239)	(10,060,263)	(79,901,375)

Gain from sale of investment	-	-	3,864,197
Loss from sale of investment	-	-	(900)
			-
Operating loss	(11,968,239)	(10,060,263)	(74,662,350)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	2,563	(79,158)	145,298
Changes in fair value of warrants	-	-	(10,441,089)
Warrants issuance expense	-	-	(9,439,775)
Gain from sale of subsidiary	-	-	57,850,918
Change in fair value of investment in associate	3,719,716	(42,891,819)	(13,321,042)
Interest income	3,794	560	607,810
Interest expense	(29,584)	(36,359)	(2,636,708)
Loss on extinguishment of debt	-	-	(117,049)

Loss from sale of investment in associate	(3,507,397)	-	(3,507,397)

Income/(Loss) before taxes and equity in net loss of associate	(11,779,147)	(53,067,039)	(55,521,384)

Income taxes	397	(343)	(10,535)
Equity in net loss of associate	-	-	(24,523)
Net income/(loss) from continuing operations	(11,778,750)	(53,067,382)	(55,556,442)

DISCONTINUED OPERATIONS
Gain from divestiture	-	51,663	51,663
Operating expenses	-	-	(647,213)
Income/(Loss) from discontinued operations	-	51,663	(595,550)

Net income/(loss)	(11,778,750)	(53,015,719)	(56,151,992)

Net loss attributable to non-controlling interest	-	-	(18,700)
Net income/(loss) attributable to Manas	(11,778,750)	(53,015,719)	(56,170,692)

Currency translation adjustment attributable to Manas	-	-	51,001
Net comprehensive income/(loss) attributable to Manas	(11,778,750)	(53,015,719)	(56,119,691)

Net comprehensive loss attributable to non-controlling interest	-	-	18,700
Net comprehensive income/(loss)	(11,778,750)	(53,015,719)	(56,100,991)

Weighted average number of outstanding shares (basic)	172,547,210	159,882,153	132,825,959
Weighted average number of outstanding shares (diluted)	172,547,210	159,882,153	132,825,959

Basic earnings/(loss) per share attributable to Manas	(0.07)	(0.33)	(0.42)
Basic earnings/(loss) per share - continuing operations	(0.07)	(0.33)	(0.41)
Basic earnings/(loss) per share - discontinued operations	-	-	(0.01)
Diluted earnings/(loss) per share attributable to Manas	(0.07)	(0.33)	(0.42)
Diluted earnings/(loss) per share - continuing operations	(0.07)	(0.33)	(0.41)
Diluted earnings/(loss) per share - discontinued operations	-	-	(0.01)

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CASH FLOW STATMENT

			Period from
			05.2004 (inception)
	12.31.2012	12.31.2011	to 12.31.2012
	USD	USD	USD
OPERATING ACTIVITIES
Net income/(loss)	(11,778,750)	(53,015,719)	(56,151,992)
			-
To reconcile net income/(loss) to net cash used in operating activities
Gain from sale of subsidiary	-	-	(57,850,918)
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	3,507,397	-	3,508,297
Gain from divestiture of discontinued operations	-	(72,000)	(72,000)
Change in fair value of investment in associate	(3,719,716)	42,891,819	13,321,042
Equity in net loss of associate	-	-	24,523
Depreciation	52,843	47,822	332,812
Amortization of debt issuance costs	-	-	349,910
Warrant issuance expense / (income)	-	-	19,880,864
Exchange differences	(2,563)	79,158	(145,298)
Non cash adjustment to exploration costs	-	-	(204,753)
Non cash interest income	-	-	(25,619)
Interest expense on contingently convertible loan	-	-	236,798
Loss on extinguishment of contingently convertible loan	-	-	83,202
Interest expense on debentures	-	-	764,142
Loss on extinguishment of debentures	-	-	33,847
Stock-based compensation	1,126,170	519,124	27,334,071
Decrease / (increase) in receivables and prepaid expenses	24,138	(33,737)	(374,248)
(Decrease) / increase in accounts payables	(1,067,561)	1,091,715	(382,086)
(Decrease) / increase in accrued expenses	(543,807)	336,182	92,038
Change in pension liability	28,974	24,905	109,401
Cash flow used in operating activities	(12,372,875)	(8,130,731)	(53,000,164)

INVESTING ACTIVITIES
Transaction prepayment	(10,111,656)	-	(10,111,656)
Capitalized exploration expenditure	(460,855)	-	(460,855)
Purchase of tangible fixed assets and computer software	(108,552)	(43,230)	(584,737)
Sale of tangible fixed assets and computer software	4,103	-	83,429
Proceeds from sale of investment	12,115,648	72,000	26,953,458
Decrease / (increase) restricted cash	(19,786)	(15,672)	(122,521)
Acquisition of investment in associate	-	-	(67,747)
Cash flow from investing activities	1,418,902	13,098	15,689,371

FINANCING ACTIVITIES
Contribution share capital founders	-	-	80,019
Issuance of units	-	22,225,250	37,282,734
Issuance of contingently convertible loan	-	-	1,680,000
Issuance of debentures	-	-	3,760,000
Issuance of promissory notes to shareholders	-	-	540,646
Repayment of contingently convertible loan	-	-	(2,000,000)
Repayment of debentures	-	-	(4,000,000)
Repayment of promissory notes to shareholders	-	-	(540,646)
Proceeds from exercise of options	-	-	240,062
Issuance of warrants	-	-	670,571
Proceeds from exercise of warrants	-	-	2,260,959
Cash arising on recapitalization	-	-	6,510
Shareholder loan repaid	-	-	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Repayment of bank loan	-	-	(2,520,000)
Increase in bank loan	-	-	2,520,000
Increase in short-term loan	-	-	917,698
Payment of unit issuance costs	-	(2,348,250)	(2,348,250)
Payment of debt issuance costs	-	-	(279,910)
Increase / (decrease) in refundable deposits	164,535	212,590	377,125
Cash flow (used in) / from financing activities	164,535	20,089,590	39,915,406

Net change in cash and cash equivalents	(10,789,438)	11,971,957	2,604,613

Cash and cash equivalents at the beginning of the period	13,629,370	1,736,571	-
Currency translation effect on cash and cash equivalents	2,563	(79,158)	237,882
Cash and cash equivalents at the end of the period	2,842,495	13,629,370	2,842,495
	-
Supplement schedule of non-cash investing and financing activities:
Capitalized exploration costs recorded as accruals	312,000	-	312,000
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay unit issuance costs	-	280,172	280,172
Warrants issued to pay placement commission expenses	-	-	2,689,910
Debenture interest paid in common shares	-	-	213,479
Forgiveness of advance payment from Petromanas Energy Inc.	-	-	917,698
Initial fair value of shares of investment in Petromanas	-	-	46,406,821
Forgiveness of receivable due from Manas Adriatic GmbH	-	-	(3,449,704)

MANAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

SHAREHOLDERS' EQUITY/(DEFICIT)	Number of shares	Share capital	Additional paid- in capital	Deficit accumulated during the development stage	Accumulated Other Compre- hensive Income/ (Loss)	Total share- holders' equity (deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction	20,110,400	20,111	(356,732)	-	-	(336,621)
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289
Private placement of units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997
Private placement of units	10,709	11	(11)	-	-	-
Private placement of units, issued for cash	825,227	825	3,521,232	-	-	3,522,057
Currency translation adjustment	-	-	-	-	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)
Balance December 31, 2007	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870

Balance January 1, 2008	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	9,787,978	-	-	9,790,873
Private placement of units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429
Issuance of warrants	-	-	10,110,346	-	-	10,110,346
Beneficial conversion feature	-	-	557,989	-	-	557,989
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)
Net loss for the period	-	-	-	(30,296,106)	-	(30,296,106)
Balance December 31, 2008	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)

Balance January 1, 2009	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)
Adoption of ASC 815-40	-	-	(9,679,776)	9,086,972	-	(592,804)
Reclassification warrants	-	-	10,883,811	-	-	10,883,811
Stock-based compensation	-	-	4,475,953	-	-	4,475,953
Currency translation adjustment	-	-	-	-	7,679	7,679
Net loss for the year	-	-	-	(21,618,015)	-	(21,618,015)
Balance December 31, 2009	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)

Balance January 1, 2010	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)
Exercise of warrants	3,832,133	3,832	2,257,127	-	-	2,260,959
FV adjustment of exercised warrants	-	-	72,644	-	-	72,644
Reclassification warrants	-	-	77,439	-	-	77,439
Stock-based compensation	2,103,527	2,103	4,174,558	-	-	4,176,661
Shares to be issued	-	-	240,062	-	-	240,062
Redeemable shares	-	-	(2,517,447)	-	-	(2,517,447)
Net loss for the year	-	-	-	74,442,353	-	74,442,353
Balance December 31, 2010	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484

Balance January 1, 2011	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484
Stock-based compensation	2,106,082	2,106	797,190	-	-	799,296
TSX listing units, issued for cash	44,450,500	44,451	19,552,378	-	-	19,596,829
Exercise of options	923,317	923	(923)	-	-	-
Redeemable shares	-	-	2,517,447	-	-	2,517,447
Net loss for the year	-	-	-	(53,015,719)	-	(53,015,719)
Balance December 31, 2011	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337

Balance January 1, 2012	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337
Stock-based compensation	125,000	125	1,126,045	-	-	1,126,170
Net loss for the year	-	-	-	(11,778,750)	-	(11,778,750)
Balance December 31, 2012	172,592,292	172,592	77,828,886	(47,083,722)	51,001	30,968,757

1.	CORPORATE INFORMATION

The consolidated financial statements comprise Manas Petroleum Corporation (“Manas” or the “Company”) and its subsidiaries (collectively, “the Group”) for the years ended December 31, 2012 and 2011 and the period from May 25, 2004 (inception) to December 31, 2012.

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

The Company has a focused strategy on exploration and developing oil and gas resources in Central Asia (Tajikistan, Mongolia and the Kyrgyz Republic). In the Balkan Region (Albania), France and Australia the Company holds an investment in associate (Petromanas Energy Inc.).

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

Reclassification

The Company reclassified USD 200,020 from “Accrued Expenses Professional Fees” to “Other Accrued Expenses” as of December 31, 2011 in order to conform to the current period presentation.

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

Scope and methods of consolidation

The consolidated financial statements include Manas Petroleum Corporation and all companies which Manas Petroleum Corporation directly or indirectly controls (over 50% of voting interest). The companies included in the consolidation are listed in Note 11.

Investments in which the Company exercises significant influence, but not control (generally 20% to 50% ownership) are accounted for using the equity method. The Group’s share of earnings or losses is included in consolidated net loss and the Group’s share of the net assets is included in long-term assets. Investments where the Company holds less than 50% and has no ability to exercise significant influence are accounted for using the cost method, unless we have elected the fair value option in accordance with ASC 820.

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

Investment in associate measured at fair value

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, investment in Petromanas, transaction prepayment, accounts payable and refundable deposits. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

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

Revenue recognition

Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Group and the revenue can be reliably measured. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. The Group’s revenue during the year 2008 consists of consulting fees from contracts with fees based on time and materials which are recognized as the services are performed and amounts are earned and options premiums received for the farm-out of the Group’s exploration interests. The Group did not earn revenue during the years 2012 and 2011.

Exploration costs

For exploration and evaluation costs the successful efforts method is applied.

Related parties

Parties are considered to be related if one party directly or indirectly controls, is controlled by, or is under common control with the other party, if it has an interest in the other party that gives it significant influence over the party, if it has joint control over the party, or if it is an associate or a joint venture. Senior management of the company and close family members are also deemed to be related parties.

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

In February 2013, the FASB released ASU 2013-02 — Other Comprehensive Income (Topic 220). The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-240—Comprehensive Income (Topic 220) which has been deleted. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU is not expected to materially impact the Company’s consolidated financial statements.

4.	CASH AND CASH EQUIVALENTS

				Held in other	Total	Total
	Held in USD	Held in EUR	Held in CHF	currencies	Dec 31, 2012	Dec 31, 2011
Cash and cash equivalents (in USD)	2,786,658	14,162	32,585	9,090	2,842,495	13,629,370

Cash and cash equivalents are available to the Group without restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

5.	PLAN FOR ACQUISITION

On May 8, 2012, DWM Petroleum wired an initial refundable cash deposit to the third party in the amount of USD 5 million. On July 3, 2012, DWM Petroleum made a second refundable cash deposit in the amount of USD 2 million. On August 17, 2012 a third refundable cash deposit in the amount of USD 3 million was paid. On September 10, 2012, DWM Petroleum made a fourth refundable deposit of USD 111,656. These cash deposits have been recorded on the Company’s balance sheet as “Transaction Prepayment”. Under the terms of the Option Agreement, this cash deposit remains refundable in case DWM Petroleum withdraws from the purchase agreement.

On October 23, 2012, DWM Petroleum exercised the option, subject to the seller taking certain actions and to successful negotiation of the share purchase agreement. The transaction prepayment of USD 10,111,656 will be netted against the final purchase price which remains to be negotiated.

On December 31, 2012 Manas Petroleum Corp. and its wholly-owned subsidiary, DWM Petroleum, entered into a Share Purchase Agreement with an unrelated third party, whereby DWM Petroleum will acquire, for cash, an 80% stake in a Swiss company, which at the time of the completion of this transaction will indirectly own 100% interests in certain mature producing assets in the Republic of Tajikistan which will be rehabilitated and redeveloped.

The transaction is subject to Tajik government and stock exchange approvals and is expected to close before the end of April 2013.

6.	TANGIBLE FIXED ASSETS

Year 2012 (in USD)	Office equipment & furniture	Vehicles	Leasehold improvements	Computer software	Total
Cost at Jan 1, 2012	151,303	101,340	47,375	-	300,018
Additions	-	76,000	-	33,212	109,212
Disposals	(4,162)	(59,456)	-	-	(63,618)
Cost at Dec 31, 2012	147,141	117,884	47,375	33,212	345,612
Accumulated depreciation at Jan 1, 2012	(95,691)	(85,103)	(38,545)	-	(219,339)
Depreciation	(16,917)	(24,048)	(8,300)	(3,048)	(52,843)
Disposals	-	59,005	-		59,005
Accumulated depreciation at Dec 31, 2012	(112,608)	(50,146)	(47,375)	(3,048)	(213,177)
Net book value at Dec 31, 2012	34,533	67,738	-	30,164	132,435

Year 2011 (in USD)	Office equipment & furniture	Vehicles	Leasehold improvements	Computer software	Total
Cost at Jan 1, 2011	125,196	89,500	47,375	-	262,072
Additions	43,230	-	-	-	43,230
Disposals	-	-	-	-	-
Cost at Dec 31, 2011	168,426	89,500	47,375	-	305,302

Accumulated depreciation at Jan 1, 2011	(84,080)	(63,501)	(29,069)	-	(176,651)
Depreciation	(16,893)	(21,452)	(9,476)	-	(47,822)
Disposals	-	-	-	-	-
Accumulated depreciation at Dec 31, 2011	(100,974)	(84,954)	(38,545)	-	(224,473)
Net book value at Dec 31, 2011	67,453	4,546	8,830	-	80,829

Depreciation expense for the year ended December 31, 2012 and 2011 was USD 52,843 and USD 47,822, respectively.

7.	OIL AND GAS PROPERTIES

	Year ended	Year ended
Capitalized exploration costs (in USD)	Dec. 31, 2012	Dec. 31, 2011
Unproved, not subject to depletion	772,855	-
Proved subject to depletion	-	-
Accumulated depletion	-	-

Total capitalized exploration costs	772,855	-

During the year, two wells were drilled as part of one large campaign which included three drillings in Mongolia. At the beginning of the year, the Company had no recorded unproved properties in Mongolia. During the year, the Company capitalized USD 2,998,636 of which USD 2,225,781 was expensed as “Exploration Costs” in the Statement of Operations during the third quarter as the two wells were found dry. The Company had a remaining capitalized balance of USD 772,855 as of December 31, 2012. This balance relates to specific costs for wells still to be drilled including capitalized costs recorded as accruals for USD 312,000.

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

If all or any portion of any stock option granted under the 2011 Stock Option Plan expires or terminates without having been exercised in full, the unexercised balance will be returned to the pool of stock available for grant under the 2011 Stock Option Plan. During the year 2012 no stocks were granted.

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

On January 10, 2011, the Company issued 923,317 shares of its common stock at an exercise price of USD 0.26 per share upon exercise of stock options. 250,000 of these shares are subject to a dribble-out clause, which allows a cumulative release of 3% of these shares (7,500 shares) every quarter.

On February 3, 2011, the Company issued 1,186 shares to a consultant for services performed during the month of January 2011 pursuant to a consulting agreement entered into on December 7, 2010.

On March 2, 2011, the Company issued 1,765 shares to a consultant for services performed during the month of February 2011 pursuant to a consulting agreement entered into on December 7, 2010.

On March 31, 2011, 1,500,000 vested options with an exercise price of USD 0.70 per share expired unexercised as a result of the termination, effective December 31, 2010, of an employment agreement.

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

On September 1, 2011, the Company entered into a consulting agreement with a consultant for the provision of investor relations and marketing services to the Company. Under the terms of the consulting agreement, the consultant will be paid a monthly fee of USD 10,000 and the Company issued 500,000 stock options to purchase shares of its common stock at an exercise price of USD 0.225 per share until September 1, 2016. These options are to vest in three installments over a period of 18 months, i.e. 166,666 options vest on March 1, 2012, 166,667 options vest on September 1, 2012 and 166,667 options vest on March 1, 2013.

On September 22, 2011, the Company issued 2,000,000 shares of its common stock to a director in part as compensation for services previously provided and in part as an incentive to him to continue to provide services to the Company in the future. Half of the 2,000,000 shares are subject to a one-year hold period from the date of issuance, while the other half are subject to a two-year hold period from the date of issuance. The fair value of the share grant was calculated by discounting the market price on the grant date by 12% pro rata temporis to account for the trading restrictions. The total grant was valued at USD 356,800.

On September 22, 2011, the Company issued under the 2011 stock option plan a total of 9,100,000 stock options to four directors, two officers and one employee. All of these options are for a term of ten years from the date of grant, have an exercise price of USD 0.215 (being the closing share price, last sale of the day on September 21, 2011, on the OTC BB) and vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

On November 1, 2011, the Company cancelled 3,000,000 options under the 2011 stock option plan to a director that were initially granted on September 22, 2011 and re-issued the equal number of options to him in order to align the grant with the beginning of his term as President. These options have an exercise price of USD 0.215 and expire on November 1, 2021. The options vest in four equal installments over 24 months, with installments vesting on May 1, 2012, November 1, 2012, May 1, 2013 and November 1, 2013.

On November 23, 2011, the Company issued to a consultant 500,000 stock options to purchase shares of its common stock at an exercise price of USD 0.20 per share pursuant to a consulting agreement dated November 22, 2011 for the provision of investor relations and corporate communication services in Europe. These options expire on November 23, 2016 and shall become exercisable in four installments over a period of 24 months, with the first installment of 125,000 shares vesting May 23, 2012, the second installment of 125,000 shares vesting November 23, 2012, the third installment of 125,000 shares vesting May 23, 2012, and the fourth installment of 125,000 shares vesting November 23, 2013.

No options were granted during the year 2012.

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

No options were granted during the year 2012.

The following table shows the weighted average assumptions used in the Black-Scholes option pricing model to calculate the fair values of the options granted during the financial year ended December 31, 2012 and 2011:

Assumption used	2012	2011
Expected dividend yield	N/a	0%
Excepted volatility	N/a	108%
Risk-free interest rate	N/a	1.02%
Expected term (in years)	N/a	5.56
Expected dividend yield	N/a	0%

During the year ended December 31, 2011, the weighted average fair value of options granted was USD 0.16 at the grant date, respectively.

The following table illustrates the development of the Company’s non-vested options during the year ended December 31, 2012:

	Shares under option	Weighted-average
Non-vested options		grant date fair value
Non-vested at December 31, 2011	11,520,248	0.18
Non-vested granted	-	-
Vested	(6,265,339)	0.17
Non-vested, forfeited or cancels	-	-
Non-vested at December 31, 2012	5,254,909	0.17

As of December 31, 2012, there was USD 697,113 of unrecognized compensation expense related to non-vested stock option based compensation arrangements. These expenses are expected to be recognized over a weighted average period of 0.7 years.

The following tables summarize the Company’s stock option activity for the years ended December 31, 2012 and 2011:

Outstanding options 2012	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	18,350,000	USD 0.37	7.04	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(2,400,000)	USD 0.26	-	-
Outstanding at December 31, 2012	15,950,000	USD 0.39	7.04	-
Exercisable at December 31, 2012	10,695,091	USD 0.46	6.45	-

Outstanding options 2011	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2010	9,750,000	USD 0.58	7.04	-
Granted	13,100,000	USD 0.21	-	-
Exercised	-	-	-	-
Forfeited or expired	(4,500,000)	USD 0.38	-	-
Outstanding at December 31, 2011	18,350,000	USD 0.37	7.04	-
Exercisable at December 31, 2011	6,829,750	USD 0.56	4.05	-

The following table summarizes information about the Company’s stock options as of December 31, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
0.2000	500,000	3.8960	250,000	3.8960
0.2150	9,100,000	8.7616	4,550,000	8.7616
0.2250	500,000	3.6687	333,333	3.6687
0.5200	500,000	7.7098	381,344	7.7098
0.6500	500,000	7.7098	381,344	7.7098
0.6800	500,000	6.6064	500,000	6.6064
0.7000	3,850,000	3.7665	3,799,070	3.7882
0.7900	500,000	6.6064	500,000	6.6064
Total	15,950,000	7.0427	10,695,091	6.4460

As of December 31, 2012 all options were out-of-the-money and, therefore, they had no intrinsic value.

8.2.	Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, the Company applies a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

The following table summarizes the Company's activity with respect to share grants for the year ended December 31, 2012:

Non-vested shares 2012	Shares	Weighted-average grant date fair value
Non-vested at December 31, 2011	500,000	USD 0.47
Granted	-	-
Vested	(125,000)	USD 0.47
Non-vested, forfeited or canceled	(375,000)	USD 0.47
Non-vested at December 31, 2012	-	-

Non-vested shares 2011	Shares	Weighted-average grant date fair value
Non-vested at December 31, 2010	600,000	USD 0.47
Granted	2,006,082	USD 0.18
Vested	(2,106,082)	USD 0.19
Non-vested, forfeited or canceled	-	-
Non-vested at December 31, 2011	500,000	USD 0.47

As of December 31, 2012, there were no unrecognized compensation costs related to unvested share grants.

8.3.	Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

Stock based compensation	Year ended
expenses (in USD)	Dec 31, 2012	Dec 31, 2011
Option grants	1,047,699	97,395
Share grants	35,702	421,729
Total	1,083,401	519,124
Recorded under “Personnel”	1,046,587	926,713
Recorded under “Consulting fees”	36,814	(407,589)

9.	PUBLIC OFFERING – UNIT FINANCING

On May 6, 2011, the Company completed a public offering of units pursuant to a long form prospectus filed in all of the Provinces of Canada except Quebec and a registration statement filed with the Securities and Exchange Commission on Form S-1 in the United States. In the Offering, the Company sold a total of 44,450,500 units at a price of USD 0.50 per unit for aggregate gross proceeds of USD 22,225,250. Each unit consisted of one share of common stock in the capital of the Company and one common share purchase warrant (“Unit Warrants”). Each Unit Warrant entitles the purchaser to purchase one additional common share until May 6, 2014 at a purchase price of USD 0.70.

Raymond James Ltd. acted as agent in the Offering. As consideration for its assistance, the Company paid to Raymond James a cash commission equal to 6.75% of the gross proceeds of the offering (i.e. USD 1,500,204) and reimbursed Raymond James for expenses. In addition, the Company issued to Raymond James agents' warrants (“Agent Warrants”) that entitle Raymond James to purchase 1,333,515 shares of the Company's common stock at a purchase price of USD 0.60 until May 6, 2013. The fair value of the Agent Warrants was determined using the Black-Scholes option pricing model. The inputs for the variables used in the Black-Scholes formula per May 6, 2011 are shown in the following table:

Stock price	USD 0.46
Expected dividend yield	0%
Expected volatility	99%
Risk-free rate	0.57%
Expected term (in years)	2

The fair value per Agent Warrant was USD 0.2101. The total costs associated with all Agent Warrants amounted to USD 280,171. This amount was directly charged against equity and had no impact on the Company’s statement of operations.

The following table summarizes the payments of issuance costs (in USD):

Agent commission	1,552,093
Legal	448,857
Audit	128,876
Other	218,424
Total issuance costs (cash)	2,348,250

Net cash proceeds from the public offering amounted to USD 19,877,000 and were recorded in shareholders’ equity, net of non-cash issuance costs associated with the Agent Warrants, i.e. USD 19,596,829. Refer to Note 10 for the discussion of the warrants.

10.	WARRANTS

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

  2011

On May 6, 2011, upon completion of its public offering, the Company issued 44,450,500 Unit Warrants and 1,333,515 Agent Warrants. The Unit Warrants are exercisable until May 6, 2014 and the Agent Warrants until May 6, 2013, respectively (please refer to Note 9, above, for additional information about this public offering). In accordance with ASC 815, the Company determined that the Unit Warrants and the Agent Warrants are to be classified in stockholders’ equity due to the fact that there are no cash settlement provisions, no re-set provisions or any other provisions that would require liability accounting.

10.1.	Warrant activity

The following tables summarize the Company’s warrant activities for the years ended December 31, 2012 and 2011:

Warrants 2012	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2011	45,934,015	USD 0.70
Granted	-	-
Exercised	-	-
Forfeit or expired	-	-
Outstanding at March	-	-
Outstanding at December 31, 2012	45,934,015	USD 0.70

Warrants 2011	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2010	150,000	USD 0.80
Granted	45,784,015	USD 0.70
Exercised	-	-
Forfeit or expired	-	-
Outstanding at March	-	-
Outstanding at December 31, 2011	45,934,015	USD 0.70

10.2.	Warrants Outstanding

As of December 31, 2012 and 2011, the Company had 45,934,015 warrants outstanding to purchase common stock, respectively. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has enough shares of common stock authorized in the event that these warrants are exercised.

The following table summarizes information about the Company’s warrants outstanding as of December 31, 2012 and 2011:

Warrant series 2012	Number of warrants	Strike price	Grant date	Expiry date
Grant	150,000	USD 0.80	June 2, 2010	June 2, 2013
Unit warrants	44,450,500	USD 0.70	May 6, 2011	May 6, 2014
Agent warrants	1,333,515	USD 0.60	May 6, 2011	May 6, 2013
Total warrants outstanding	45,934,015

Warrant series 2011	Number of warrants	Strike price	Grant date	Expiry date
Grant	150,000	USD 0.80	June 2, 2010	June 2, 2013
Unit warrants	44,450,500	USD 0.70	May 6, 2011	May 6, 2014
Agent warrants	1,333,515	USD 0.60	May 6, 2011	May 6, 2013
Total warrants outstanding	45,934,015

11.	INVESTMENT IN PETROMANAS

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

On July 6, 2012, DWM Petroleum sold 10,000,000 of these shares to one unrelated party at a price of CAD 0.17 per common share for gross proceeds of CAD 1,700,000 (USD 1,670,598). On August 17, 2012, pursuant to agreements dated August 13, 2012, DWM Petroleum sold an additional 90,000,000 of these Petromanas shares to twelve purchasers at a price of CAD 0.115 per common share for gross proceeds of CAD 10,350,000 (USD 10,445,050) together with the right to receive 22.5% of the Performance Shares if and when any Performance Shares are issued by Petromanas. As of December 31, 2012 no proceeds were allocated to these performance shares as they are only issuable upon achievement of certain conditions and the likelihood of the contingent event is not reasonably determined.

On December 31, 2011, we owned 200,000,000 shares of Petromanas Energy. Since that date, we sold 100,000,000 of these shares to various purchasers and we have agreed not to resell the remaining 100,000,000 until August 14, 2013 without prior agreement from some of those purchasers, unless, before that date, the market price per share equals or exceeds CAD 0.60 for five business days. Of the 100,000,000 common shares of Petromanas held by us at year ended December 31, 2012, none were currently eligible for immediate resale.

On December 31, 2012, DWM Petroleum owned and controlled 100,000,000 common shares of Petromanas and it had the right to acquire a further 50,000,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions. The 100,000,000 common shares represent approximately 14.4% of the issued and outstanding common shares of Petromanas.

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

The quoted market price for one common share of Petromanas on December 31, 2012 was CAD 0.175.

In order to calculate the fair value of the Company’s investment in Petromanas, the Company has discounted the market price of the shares based on the escrow release schedule. As of December 31, 2012, the effective discount applied on the quoted market price of the shares is 0.52% .

During the year ended December 31, 2012 and 2011, respectively, the Company recorded USD 3,719,716 unrealized gain on investment in Petromanas and USD 42,891,819 unrealized loss on investment, respectively.

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

12.	RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

Company	Country	Equity share	Equity share
		Dec. 31, 2012	Dec. 31, 2011
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Vancouver (3)	Canada	14.4%	31.7%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (8)	Mongolia	74%	100%
Gobi Energy Partners GmbH (9)	Switzerland	74%	100%

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007 (formerly Manas Petroleum AG).
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008
(7)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(8)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). Gobi Energy Partners GmbH holds record title to 100% of Gobi Energy Partners LLC.
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

  CJSC South Petroleum Company

On October 4, 2006 a contract was signed with Santos International Holdings PTY Ltd. (“Santos”) to sell a 70% interest in CJSC South Petroleum Company, Jalalabat for a payment of USD 4,000,000, a two phase work program totalling USD 53,500,000 (Phase 1: USD 11,500,000, Phase 2: USD 42,000,000), additional working capital outlays of USD 1,000,000 per annum and an earn-out of USD 1,000,000 to former DWM shareholders to be settled in shares of Santos if they elect to enter into Phase 2 of the work program. If Santos does not exercise the option to enter into Phase 2, the 70% interest is returned to DWM Petroleum at no cost. On December 2, 2008, Santos announced to enter into Phase 2 and the earn-out was paid to former DWM shareholders.

In phase 2 of the work program, in the event Santos spends in excess of USD 42,000,000 on the appraisal wells, the Company would be obligated to pay 30% of the excess expenditure.

The Group is not recording its share of the losses. The contractual agreement requires Santos to pay all of the costs as of December 31, 2012.

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

Santos International Ventures Pty Ltd had an option to enter into a farm in agreement in respect of these licenses, but decided in December 31, 2012 not to pursue this option. Santos continued to fund current capital expenditures, as well as certain general and administrative costs of Somon Oil until January 2013. DWM is in negotiations to setup a new consortium for this acreage, and we anticipate the financial commitment amounts to change.

  Related parties

Due to the sale of 100,000,000 shares of Petromanas Energy, ownership and voting right percentages of Manas Petroleum Corporation has diminished as the amount of shares owned have decreased from 31.7% at December 31, 2011 to 14.4% at December 31, 2012.

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

	Year ended
Related parties’ transactions	Dec 31, 2012	Dec 31, 2011
Affiliates
Management services performed to Petromanas*	(15,461)	(41,240)
Board of directors
Payments to directors for office rent	25,605	25,233
Payments to related companies controlled by directors for rendered consulting services	362,948	350,766

* Services invoiced or accrued are recorded as contra-expense in personnel cost and administrative cost

13.	INCOME TAXES

The components of income from continuing operations before income taxes are as follows:

	Year ended
Income taxes (in USD)	Dec 31,2012	Dec 31, 2011
Domestic	(1,354,527)	(3,157,322)
Foreign	(10,424,620)	(49,909,717)
Income/(loss) from operations before income tax	(11,779,147)	(53,067,039)

Income taxes relating to the Company’s continuing operations are as follows:

	Year ended
Income taxes for continuing operations (in USD)	Dec 31,2012	Dec 31, 2011
Current income taxes
US Federal, state and local	-	-
Foreign	397	343
Deferred income taxes
US Federal, state and local	-	-
Foreign	-	-
Income tax expense/(recovery)	397	343

Income taxes at the United States federal statutory rate compared to the Company’s income tax expenses as reported are as follows:

	Year ended
Income taxes at the US statutory rate (in USD)	Dec 31,2012	Dec 31, 2011
Net income/(loss) before income tax	(11,779,147)	(53,067,039)
Statutory tax rate	35%	35%
Expected income tax expense/(recovery)	(4,122,701)	(18,573,464)
Impact on income tax expense/(recovery) of the following:
Permanent differences: Sale of PMI shares	6,143,698	-
Change in valuation of warrants and liabilities	11,242	(87,185)
Expiring losses	2,982,203	-
True-up of available losses	-	-
Stock compensation	-	-
Change in valuation allowance	(4,344,780)	18,184,883
Impact of tax rate changes and differences	(516,406)	258,644
Other	(152,859)	217,465
Income tax expense/(recovery)	397	343

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criterion under ASC740, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance.

The Company’s deferred tax assets and liabilities consist of the following:

	Year ended
Deferred tax assets and liabilities (in USD)	Dec 31,2012	Dec 31, 2011
Deferred tax assets
Stock based compensation	2,661,787	2,333,389
Tax loss cary-forwards	11,356,905	12,141,298
Other	8,192	13,456
Investment in Petromanas	1,886,521	5,770,042
Valuation allowance	(15,913,405)	(20,258,185)
Deferred tax liabilities
Investment in Petromanas	-	-
Deferred tax assets/(liabilities)	-	-

The Company’s operating loss carry-forwards of all jurisdictions expire according to the following schedule:

		As of Dec 31, 2012
Operating loss carry-forward (in USD)	United States	Switzerland	Mongolia	Tajikistan
2014	-	-	6,740,485	577,355
2015	-	72,470	-	929,872
2016	-	1,631,990	-	220,326
2017	-	-	-	345,480
2018	-	1,478,451	-	327,479
2019	-	154,657	-	207,819
2020	-	-	-	-
2021	71,637	-	-	-
2022	94,341	-	-	-
2023	63,291	-	-	-
2024	13,578	-	-	-
2025	134,360	-	-	-
2026	360,521	-	-	-
2027	5,327,959	-	-	-
2028	4,285,071	-	-	-
2029	3,245,872	-	-	-
2030	3,054,151	-	-	-
2031	2,851,080	-	-	-
2032	392,848	-	-	-
Total operating loss carry-forwards	19,894,709	3,337,568	6,740,485	2,608,331

Included in the operating loss carry-forwards in the US expiring in 2032 is a windfall tax benefit on stock option exercise of USD 82,744. When the benefit of this deduction is realized to reduce current income taxes payable in a future year, it will be recorded as a credit to additional paid-in capital.

The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
US Federal	2007 – 2012
Switzerland	2011 – 2012
Mongolia	2012
Tajikistan	2012

As of December 31, 2012 and 2011, there were no known uncertain tax positions. We have not identified any tax positions for which it is reasonably possible that a significant change will occur during the next 12 months.

14.	ISSUED CAPITAL AND RESERVES

	Year ended
Shares Manas Petroleum Corporation	Dec 31,2012	Dec 31, 2011
Total number of authorized shares	600,000,000	300,000,000
Total number of fully paid-in shares	172,592,292	172,467,292
Par value per share (in USD)	0.001	0.001
Total share capital (in USD)	172,592	172,467

All shares are common shares. There are no different share categories.

15.	COMMITMENTS & CONTINGENT LIABILITIES

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

Even though Energy Focus had been asked many times to join the group by contributing its prorated share of capital, it failed to do so. Despite this, Energy Focus claims that it is entitled to participate in the consortium at any future time, not just under certain conditions. We and IPR believe that Energy Focus no longer has any right to join the bidding group because the conditions specified in the side letter did not occur and can no longer occur.

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from our company and IPR, and our respective subsidiaries. Our company, IPR and our respective legal counsel are of the view that the Energy Focus claim is without merit, that it was brought in the wrong jurisdiction and that Energy Focus has failed to properly serve the parties. The trial courts of Santiago have dismissed the case, but the verdict was open to appeal. Energy Focus took an Appeal, and that too was dismissed by the Chilean courts. Energy Focus has now taken a second Appeal. Our legal advisors are of the opinion that Energy Focus will not succeed in the second appeal. Our management believes that the ultimate liability, if any, arising from the Energy Focus litigation will not have a material adverse effect on the financial condition, the results of future operations or cash flows of our company.

At December 31, 2012, there had been no legal actions against any member of the Group in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

Management believes that the members of the Group are in substantial compliance with the tax laws affecting their respective operations in the Kyrgyz Republic, Republic of Tajikistan, and Mongolia. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

Management believes that the ultimate liability, if any, arising from any of the above will not have a material adverse effect on the financial condition or the results of future operations and on cash flows of the Group in the Kyrgyz Republic, Republic of Tajikistan, and Mongolia.

  License agreements held by Gobi Energy Partners (Mongolia)

The following table sets forth the approximate financial commitment amounts to be incurred by us pursuant to each production sharing contract for Blocks XIII and XIV during the periods indicated (in USD):

Production Sharing Contract	2013**
Block XIII	6,900,000
Block XIV	6,900,000

**financial commitment for the fifth contract year (starting April 21 of each year) of the production sharing contract

We are currently in discussions with the Mongolian government about extending both, our licensed areas as well as our exploration period, and we anticipate the commitment to change.

License agreement held by CJSC Somon Oil (Republic of Tajikistan)

The following table sets forth the approximate commitments pursuant to the licenses during the periods indicated (in USD):

License Area	2013*	2014*	2015*	2016*
West[1]	4,500,000	2,500,000	Nil	Nil
North-West[2]	8,680,000	8,700,000	3,600,000	4,600,000

* Commitments are based on calendar year. Amounts indicative, work plan prevails.
[1] granted on July 25, 2007
[2] License granted on July 28, 2009

Santos continued to fund current capital expenditures, as well as certain general and administrative costs of Somon Oil until January 2013. DWM is in negotiations to set-up a new consortium for this acreage. The anticipated farm-in agreement, foresees that DWM is fully carried and there are no liquidated damages in case of failure.

License agreements held by CJSC South Petroleum Company (Kyrgyz Republic)

The results of the ongoing re-evaluation have not been finalized yet. Our commitments in Kyrgyzstan will be renegotiated. There will be no liquidated damages.

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

For the years ended December 31, 2012 and 2011 we had expenses for these items of USD 182,689 and USD 152,213, respectively.

Future net lease payments for two leased cars and for office rent are presented in the table below (in USD):

Year	Lease payments
2013	161,085
2014	161,085
2015	122,886
2016	-
2017	-
Thereafter	-
Total	445,056

16.	PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

Personnel Costs (in USD)	2012	2011
Wages and salaries	2,400,660	2,105,819
Social security contributions	156,412	96,560
Pension fund contribution	67,798	39,647
Pension (surplus)/underfunding	28,974	24,905
Personnel costs invoiced to Petromanas	-	(8,548)
Total Personnel Costs	2,653,844	2,258,383

Defined Benefit Plan

We maintain Swiss defined benefit plans for eight of our employees. These plans are part of independent collective funds providing pensions combined with life and disability insurance. The assets of the funded plans are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The funds’ benefit obligations are fully reinsured by AXA Winterthur Insurance Company and Baloise Holding Ltd. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

The actuarial valuation was carried out as of December 31, 2012. The amounts recognized in the consolidated balance sheets, shown in other non-current liabilities, as at December 31, 2012 and as at December 31, 2011 respectively, were determined to be as follows:

Amounts recognized (in USD)	2012	2011
ABO End of Year	674,340	620,196

Change in PBO During Year
PBO at Beginning of Period	994,828	61,519
Service Cost	35,466	6,416
Interest Cost	22,341	3,358
Employee Contributions	81,620	9,162
Plan Amendments	-	-
Liability (Gain)/Loss	37,558	5,254
Actuarial (Gain)/Loss due to Changes in Assumptions	63,775	4,112
Benefit Payments	(427,741)	-
currency translation adjustment	19,533	2,531
PBO at End of Year (in USD)	827,379	852,352

Change in Assets During Year
Fair Value of Assets at Beginning of period	874,971	705,997
Actual Return on Assets	(3,181)	5,230
Company Contributions	81,620	29,162
Employee Contributions	81,620	29,162
Benefit Payments	(365,500)	-
Currency translation adjustment	20,706	2,374
Fair Value of Assets at End of Year	690,234	771,925
Net assets/(liabilities) in balance sheet	(109,401)	(80,427)

As of December 31, 2011, only one of our two defined benefit plans was included in the calculation. In that standpoint, we incurred a difference of USD 142,476 related to the change of PBO at January 1, 2012, and a difference of USD 103,046 related to the change in assets at January 1, 2012. The company’s management concluded that the net impact of USD 39, 430 was immaterial to the years ended December 31, 2012 and December 31, 2011, respectively.

The following table provides the weighted average assumptions used to calculate net periodic benefit cost and the actuarial present value of projected benefit obligations:

Assumptions at year-end	Dec 31, 2012	Dec 31, 2011
Discount rate	2.25%	2.75%
Expected rate of return on plan assets	2.00%	2.50%
Salary increases	1.00%	1.00%

Future benefits, to the extent that they are based on compensation, include assumed salary increases, as presented above, consistent with past experience and estimates of future increases in the Swiss industrial labor market.

Net periodic pension cost has been included in the Company’s results as follows:

Pension expense (in USD)	Dec 31, 2012	Dec 31, 2011
Net service cost	35,466	16,416
Interest cost	22,341	23,358
Expected return on assets	(9,409)	(18,379)
Amortization of net (gain)/loss	13,006	9,640
Net periodic pension cost	61,404	31,035

All of the assets are held under the collective contract by the plan’s re-insurer AXA Winterthur Insurance Company and Baloise Holding Ltd. and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Group in respect of employer contributions to the pension plan for the year ended December 31, 2013 are USD 52,522.

Future projected benefit payments in the next ten years are expected to be zero.

For its employees in subsidiaries outside of Switzerland, the social security policy does not require pension funding from the employer.

17.	FAIR VALUE MEASUREMENT

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

Financial assets and liabilities carried at fair value as of December 31, 2012:

Financial assets 2012 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	-	17,462,734	-
Net periodic pension cost	-	-	-

Financial assets and liabilities carried at fair value as of December 31, 2011:

Financial assets 2011 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	-	29,366,063	-
Net periodic pension cost	-	-	-

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the year ended December 31, 2012 (in USD):

Balance at Jan 1, 2012	29,366,063
Total gains (losses) realized and unrealized:
Included in earnings - unrealized	3,719,716
Included in earnings - realized	(3,507,397)
Included in other comprehensive income	-
Proceeds from sale of investment in associate	(12,115,648)
Net transfer in/(out) of level 2	-
Balance at Dec 31, 2012	17,462,734

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the year ended December 31, 2011 (in USD):

Balance at Jan 1, 2011	72,257,882
Total gains (losses) realized and unrealized:	-
Included in earnings - unrealized	(42,891,819)
Included in earnings - realized	-
Included in other comprehensive income	-
Proceeds from sale of investment in associate	-
Net transfer in/(out) of level 2	-
Balance at Dec 31, 2011	29,366,063

Fair Value of Financial Instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair Value Measurements section above, we used the following methods and assumptions to estimate the fair value of our financial instruments.

  Cash and cash equivalents – carrying amount approximated fair value.
  Restricted cash – carrying amount approximated fair value
  Accounts receivable – carrying amount approximated fair value.
  Transaction prepayment – carrying amount approximated fair value.
  Investment in Petromanas – fair value was calculated based on quoted market prices and a discount factor derived from the Company’s estimated cost of capital.
  Accounts Payable – carrying amount approximated fair value.
  Refundable deposits – carrying amount approximated fair value.

The fair value of our financial instruments is presented in the table below (in USD):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	2,842,495	2,842,495	13,629,370	13,629,370	1	Note 4
Restricted cash	122,521	122,521	102,735	102,735	1
Transaction prepayment	10,111,656	10,111,656	-	-	1	Note 5
Accounts receivable	73,309	73,309	45,699	45,699	1
Investment in Petromanas	17,462,734	17,462,734	29,366,036	29,366,036	2	Note 11
Accounts Payable	127,283	127,283	1,194,844	1,194,844	1
Refundable Deposits	377,125	377,125	212,590	212,590	1

18.	DISCONTINUED OPERATIONS – DISPOSAL OF THE CHILEAN PROJECT

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

According to an external audit report dated July 31, 2011 all previous cash contributions made by the partners in the Chilean project have been reconciled. The report confirmed the Company’s cash contribution of USD 72,000. The cash payment for the transfer of the Company’s interest in the Chilean project of USD 72,000 was received on September 23, 2011 from the new owners.

With the disposal of the Company’s interest in the Chilean project, there are no continuing cash flows to be generated and there is no continuing involvement in the operations remaining. In accordance with ASC 205-20-45 the Company classified the disposed component as a discontinued operation.

The following table summarizes the Company’s financial results from the Chilean project since inception to date:

Chilean project	Year ended		Period from May 05, 2004 (inception) to Dec 31, 2012
(in USD)	Dec 31, 2012	Dec 31, 2011
OPERATING REVENUES
Proceeds from divestiture	-	72,000	72,000
Total revenues	-	72,000	72,000
OPERATING EXPENSES
Personnel costs	-	-	(211,228)
Exploration costs	-	-	(420,985)
Depreciation	-	-	-
Consulting fees	-	(20,337)	(20,337)
Administrative costs	-	-	(15,000)
Total operating expenses	-	-	(667,550)
OPERATING INCOME		51,663	(595,550)

19.	EARNINGS PER SHARE

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Year ended
EPS	Dec 31, 2012	Dec 31, 2011
Company posted	Net loss	Net loss
Basic weighted average shares outstanding	172,547,210	159,882,153
Dilutive effect of common stock equivalents:
- stock options and non-vested stock under employee compensation plans	-	-
Diluted weighted average shares outstanding	172,547,210	159,882,153

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

Stock equivalent	Year ended
	Dec 31, 2012	Dec 31, 2011
Options	15,950,000	18,350,000
Warrants	45,934,015	45,934,015
Non-vested shares	-	500,000
Total	61,884,015	64,784,015

20.	SEGMENT INFORMATION

The chief operating decision maker (“CODM”) is the Group CEO. Nor the CODM, Executive Officers nor the Directors receive disaggregated financial information about the locations in which exploration is occurring. Therefore, the Group considers that it has only one reporting segment.

The following table presents the Company’s tangible fixed assets by geographic region:

Tangible fixed assets (in USD)	Dec 31, 2012	Dec 31, 2011
United States	-	-
Switzerland	32,446	15,113
Mongolia	88,195	54,179
Tajikistan	11,794	11,537
Total tangible fixed assets	132,435	80,829

21.	SUBSEQUENT EVENTS

Effective as of February 1, 2013, we entered into an amendment to the consulting agreement with General Research GmbH, our investor relations consultant, whereby we amended the consulting agreement effective as of November 22, 2011 to provide that on an “as-needed” and “as-requested” basis, General Research will provide market-making services relating to our securities in accordance with the applicable securities laws and policies of the TSX Venture Exchange.

Effective as of February 1, 2013, we also granted 750,000 stock options to General Research GmbH. Each stock option is exercisable at a price of CAD 0.15 (USD 0.15) per share for a period of 5 years and vesting in 2 years in quarterly installments. The grant is subject to the execution of stock option agreements by General Research and the terms of our 2011 stock option plan.

Effective as of February 1, 2013, we granted 1,000,000 stock options to each of Murray Rodgers and Darcy Spady, two of our directors, for an aggregate of 2,000,000 stock options. Each stock option is exercisable at a price of CAD 0.15 (USD 0.15) per share for a period of 10 years and vesting in 2 years in quarterly installments. The grant is subject to the execution of stock option agreements by Messrs. Rodgers and Spady and the terms of our 2011 stock option plan.

Some of our directors and officers have agreed to cancel an aggregate of 4,850,000 stock options to allow us to grant stock options to others. Currently, our stock option plan allows us to grant stock options to acquire up to a maximum of 10% of the number of issued and outstanding shares of our common stock at the time of the grant.

On February 21, 2013, we gave notice to Brisco Capital Partners Corporation that, effective as of March 31, 2013, we terminated its consulting agreement dated September 1, 2011. Pursuant to the consulting agreement dated September 1, 2011, Brisco Capital Partners Corporation provided investor relations and marketing services to our company for, among other things, a monthly fee of USD 10,000.

On December 31, 2012 Manas Petroleum Corp. and its wholly-owned subsidiary, DWM Petroleum AG ("DWM"), entered into a Share Purchase Agreement ("SPA") with an unrelated third party ("Seller"), whereby DWM will acquire, for cash, an 80% stake in a Swiss company, which at the time of the completion of this transaction will indirectly own 100% interests in certain mature producing assets in the Republic of Tajikistan which will be rehabilitated and redeveloped.

The transaction is subject to Tajik government and stock exchange approvals and is expected to close before the end of April 2013.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A CONTROLS AND PROCEDURES

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012 and no material weakness has been detected within our company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

On February 21, 2013, we gave notice to Brisco Capital Partners Corporation that, effective as of March 31, 2013, we terminated its consulting agreement dated September 1, 2011. Pursuant to the consulting agreement dated September 1, 2011, Brisco Capital Partners Corporation provided investor relations and marketing services to our company for, among other things, a monthly fee of USD 10,000.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held	Age	Date First Elected or Appointed
Heinz J. Scholz	Executive Director and Chairman of the Board	70	April 10, 2007
Michael J. Velletta	Executive Director and Audit Committee Member	56	April 10, 2007
Dr. Richard Schenz	Director and Audit Committee Member	72	November 21, 2008
Dr. Werner Ladwein	Director, President and Audit Committee Mamber	63	September 16, 2010
Darcy Spady	Director	50	November 8, 2012
Murray Rodgers	Director	57	November 8, 2012
Peter-Mark Vogel	Chief Executive Officer	48	July 15 2010
Ari Muljana	Chief Financial Officer and Treasurer	34	July 9, 2009

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

Darcy Spady, Director

Mr. Spady has served as the Director of Client Solutions for the Canadian Business Unit of Sanjel Corporation, a Calgary headquartered global energy service company since September 2012. From May 2010 to August 2012, he was Vice President and Managing Director of Saint Brendan’s Exploration Ltd., focusing on the Canadian Maritimes and Europe. Mr. Spady also chairs the board of directors of Green Imaging Technologies, Inc. of Fredericton, New Brunswick, Canada. He has previously held executive positions in two TSX Venture Exchange companies: Contact Exploration Inc. (from June 2007 until the company’s reorganization in May 2010) and Petroglobe Inc. (from December 2005 to September 2007). Mr. Spady was also been based in Charleston, West Virginia and Fredericton, New Brunswick as part of the Columbia Natural Resources / Triana Energy team, in various management positions.

Mr. Spady has an extensive background in the natural gas and oil industry throughout the U.S. and Canada, having worked for the Schlumberger organization in Western Canada, Ontario, Quebec, Atlantic Canada offshore, as well as the Illinois and the Appalachian Basins.

Mr. Spady holds a Bachelor of Science degree in Petroleum Engineering from the University of Alberta and is a P.Eng. in the Provinces of Alberta and New Brunswick. His is a past Chair of the Society of Petroleum Engineers Calgary Section.

We believe Mr. Spady is qualified to serve on our board of directors because of his extensive background in the natural gas and oil industry throughout the United States and Canada, spanning over two decades.

Murray Rodgers, Director

Mr. Rodgers has over 30 years of oil and gas experience. Mr. Rodgers has been President and Chief Executive Officer of Zodiac Exploration Corp. since June 2008 and was made President and Chief Executive Officer of Zodiac Exploration Inc. on September 28, 2010. Prior to starting Zodiac Exploration Corp. in June 2008 he was the first technical staff member and eventually rose to President and Chief Executive Officer of Trident Exploration Corp. Over the course of approximately six years Trident Exploration grew from concept to being the leading coalbed methane producer in Canada with over 200 mmcf/d of operated production. Mr. Rodgers has also been a director of Cobra Venture Corporation, a corporation focused on the acquisition and development of strategic oil and gas reserves in Western Canada, since May 2002. Mr. Rodgers worked for 10 years with OMV-AG (Vienna), during which time he was the co-discoverer of a multi TCF gas field in Pakistan (Miano/Sawan). He is also the creator and co-author of a comprehensive analysis of play types in the WCSB, known today as “THE EDGE”, and for several years he authored the “In-Depth Reporter” for the Ross Smith Energy Group.

We believe Mr. Rodgers is qualified to serve on our board of directors because his 30 years of oil and gas experiences.

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

Mr. Vogel received his Master and Bachelor degrees in Business Administration and Economics from the University of Zurich, Switzerland in 1992. He received his Master of Business Administration degree from the University of Chicago Booth School of Business in 2003.

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

Audit Committee

Our audit committee consists of Michael J. Velletta, Dr. Richard Schenz, and Dr. Werner Ladwein. Michael J. Velletta is the chair of the audit committee. Our audit committee assists our board of directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by our company to regulatory authorities and stockholders, our systems of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. Our audit committee’s primary duties and responsibilities are to: serve as an independent and objective party to monitor our financial reporting and internal control system and review our financial statements; review and appraise the performance of our external auditor; and provide an open avenue of communication among our auditor, financial and senior management and our board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2012 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Heinz J. Scholz	Nil	1	1
Dr. Werner Ladwein	Nil	Nil	1
Murray Rodgers	Nil	1	1
Darcy Spady	Nil	1	1
Peter-Mark Vogel	Nil	7	7

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

a)	all individuals serving as our principal executive officer during the year ended December 31, 2012;
b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2012 who had total compensation exceeding USD 100,000;

c)	and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2012,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2012 and 2011, are set out in the following summary compensation table (in USD):

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards [1]	All Other Compensation	Total
Dr. Werner Ladwein President and Director	2012	229,539	Nil	Nil	Nil	68,003 [2]	297,539
	2011	36,424	Nil	Nil	506,400	1,391 [2]	544,215 [3]
Peter-Mark Vogel Chief Executive Officer	2012	228,517	Nil	Nil	Nil	Nil	228,517
	2011	220,953	Nil	Nil	168,800	Nil	389,753
Ari Muljana Chief Financial Officer	2012	179,229	Nil	Nil	Nil	Nil	179,229
	2011	143,233	Nil	Nil	168,800	Nil	354,296

(1)

These amounts represent the fair value of these options at the date of grant. The fair value of all of the options was determined using the Black-Scholes option pricing model, using a 3 and 5.62-year expected life of the option, a volatility factor of 119% and 108%, a risk-free rate of 0.65% and 1.03% and no assumed dividend rate for the grant in 2010 and the grants in 2011, respectively. Please see note 8.1 to our financial statements contained in this annual report.

(2)	Payments for housing and a leased car. Monthly income component corresponds to 0.8% of purchasing price in accordance with Swiss Tax law.
(3)	He received USD 36,424 in cash as salary from November 1, 2011 to December 31, 2011 in his role as President, USD 506,400 in option awards and a compensation of USD 1,391 for a leased car.

Compensation for Executive Officers and Directors

Compensation arrangements for our named executive officers and directors are described below. Also, under our 2007 revised omnibus plan, our board of directors may grant our qualified directors, officers, employees, consultants and advisors stock options (which may be designated as nonqualified stock options or incentive stock options), stock appreciation rights, restricted stock awards, performance awards or other forms of stock-based incentive awards, up to a maximum of 20,000,000 shares. In addition, under our 2011 stock option plan, our board of directors may grant directors, officers, employees or consultants of our company or our subsidiaries stock options to acquire up to a maximum of 10% of the number of the issued and outstanding shares of our common stock at the time of the grant, subject to the maximum number of shares permitted under the policies of the TSX Venture Exchange.

We maintain Swiss defined benefit plans for our employees, of which three are executive officers. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of our assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The fund’s benefit obligations are fully reinsured by AXA Winterthur Insurance Company and Baloise Holding Ltd. Except for our Swiss defined benefit plans for our employees, there is no plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

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

Compensation for Dr. Werner Ladwein

As of September 16, 2010, we entered into an agreement with Dr. Werner Ladwein, pursuant to which Dr. Ladwein agreed to act as a director of our company. In consideration for his services, we agreed to compensate him USD 5,000 per quarter or USD 20,000 per year. We also agreed to reimburse him for expenses approved of in writing by our board of directors.

Effective June 1, 2011, our board of directors increased the annual compensation of Dr. Ladwein from USD 20,000 to USD 21,000. Effective August 1, 2011, Dr. Ladwein’s compensation is to be paid in Swiss francs at a conversion rate of USD 1.00 equaling CHF 1.00.

We and Dr. Ladwein also agreed that Dr. Ladwein’s position as a director may be terminated at any time by either him or our company. In the event that we end Dr. Ladwein’s position as director, we agreed to pay him to the end of the subsequent quarter.

As of September 16, 2010, we also granted Dr. Ladwein stock options to purchase 500,000 shares of our common stock at an exercise price of USD 0.52 per share and 500,000 shares of our common stock at an exercise price of USD 0.65 per share until September 16, 2020. Effective as of February 1, 2013, we and Dr. Ladwein agreed to cancel these stock options.

On September 22, 2011, we granted upon approval by the annual and special meeting and accepted by the TSX Venture Exchange Dr. Ladwein 2,000,000 shares of our common stock in part as remuneration for valuable services he has already provided to our company and in part as an incentive for him to continue to provide us with his services. On September 22, 2011 we also granted Dr. Ladwein stock options to purchase 1,000,000 shares of our common stock at an exercise price of USD 0.215 per share until September 22, 2021. The options vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

When Erik Herlyn resigned as our President and Chief Executive Officer in July of 2010, Peter-Mark Vogel agreed to take up the position of President. Mr. Vogel, who has an extensive background in finance and business administration, asked Dr. Ladwein, who joined our board of directors on September 16, 2010, to assist him with our oil and gas operations. Dr. Ladwein agreed and his generous contributions of time and effort to the evolution of our business over the year that followed resulted in the decision to formally reorganize our executive group to create two complementary executive offices that would, working together, lead our company forward - on November 1, 2011, Dr. Ladwein became our President, officially responsible for the conduct of our oil and gas operations, while Mr. Vogel continued in the role of Chief Executive Officer, responsible for finance and corporate administration. At the time, our board of directors authorized our company to pay to Dr. Ladwein the sum of USD 175,000. We paid this sum to Dr. Ladwein on March 28, 2012. In addition, in consideration for acting as our President, we provide Dr. Ladwein a monthly salary of approximately USD 19,204 (CHF 17,850) and granted an option to buy 3,000,000 shares of our common stock at an exercise price of USD 0.215. The options vest in four equal installments over 24 months, with installments vesting on May 1, 2012, November 1, 2012, May 1, 2013 and November 1, 2013. In addition, we provide Dr. Ladwein with housing and a car as long as he resides in Switzerland.

If we terminate Dr. Ladwein without cause or Dr. Ladwein resigns as a result of our breach of any provision of the employment agreement, or a material change in his duties, we must make certain payments in addition to the payment of all compensation accrued through the effective date of resignation and reimbursement for all expenses incurred before the termination. Under such circumstances, we must pay him in a lump sum equal to three months of his annual guaranteed salary in effect on the date of termination. In addition, all options granted to him would immediately vest and become exercisable upon the termination of Dr. Ladwein’s employment as described above. Our stock option agreement also provides that all options granted to him would immediately vest and become exercisable upon the occurrence of a change in control.

Compensation for Peter-Mark Vogel

As of October 1, 2010, we entered into an employment and non-competition agreement with Peter-Mark Vogel, pursuant to which Mr. Vogel agreed to serve as our Chief Executive Officer. In consideration for the services that Mr. Vogel agreed to render pursuant to his employment agreement, we agreed to provide him guaranteed remuneration of USD 204,000 per annum, payable monthly.

Effective June 1, 2011, our board of directors increased the annual compensation of Mr. Vogel from USD 204,000 to USD 214,200. Effective August 1, 2011, Mr. Vogel’s compensation is to be paid in Swiss francs at a conversion rate of USD 1.00 equaling CHF 1.00.

On September 22, 2011 we granted Mr. Vogel stock options to purchase 1,000,000 shares of our common stock at an exercise price of USD 0.215 per share until September 22, 2021. The options vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

Effective as of February 1, 2013, we and Mr. Vogel agreed to cancel the stock options to purchase 1,000,000 shares of our common stock at a price of USD 0.70 per share, which were granted on February 24, 2010.

If we terminate Mr. Vogel without cause or Mr. Vogel resigns as a result of our breach of any provision of the employment agreement, or a material change in his duties, we must make certain payments in addition to the payment of all compensation accrued through the effective date of resignation and reimbursement for all expenses incurred before the termination. Under such circumstances, we must pay him in a lump sum equal to two months of his annual guaranteed salary in effect on the date of termination.

Compensation for Ari Muljana

On April 1, 2009, we entered into an employment and non-competition agreement with Ari Muljana. However, effective April 1, 2010, we informally entered into a new compensatory arrangement with respect to Mr. Muljana. Effective April 1, 2010, we have agreed to pay Mr. Muljana an annual salary of CHF 160,000 (approximately USD 172,137). We have agreed with Petromanas Energy Inc. that, for services provided to Petromanas Energy Inc., we will invoice Petromanas Energy Inc. a portion of this salary (we agreed upon an annual amount of CAD 100,000, or approximately USD 97,659).

Effective June 1, 2011, our board of directors increased the annual compensation of Mr. Muljana from CHF 160,000 (approximately USD 172,137) to CHF 168,000 (approximately USD 180,744).

On September 22, 2011 we granted Mr. Muljana stock options to purchase 1,000,000 shares of our common stock at an exercise price of USD 0.215 per share until September 22, 2021. The options vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

If we terminate Mr. Muljana without cause or Mr. Muljana resigns as a result of our breach of any provision of the employment agreement or a material change in his duties, we must make certain payments and provide him certain benefits in addition to the payment of all compensation accrued through the effective date of resignation and reimbursement for all expenses incurred before the termination. Under such circumstances, we must (i) pay him in a lump sum an amount equal to three months of his annual guaranteed salary, and (ii) provide for the first year after his termination continued coverage under all benefit plans in which he participated. In addition, all options granted to him would immediately vest and become exercisable upon the termination of Mr. Muljana’s employment as described above. Our stock option agreement also provides that all options granted to him would immediately vest and become exercisable upon the occurrence of a change in control.

Compensation for Heinz J. Scholz

Effective February 1, 2009, we and Mr. Scholz entered into a consulting agreement. On September 16, 2010, our board of directors increased the compensation for Heinz J. Scholz to USD 15,000 per month, effective October 1, 2010.

Effective June 1, 2011, our board of directors increased the annual compensation of Mr. Scholz from USD 180,000 to USD 189,000. Effective August 1, 2011, Mr. Scholz’s compensation is to be paid in Swiss francs at a conversion rate of USD 1.00 equaling CHF 1.00.

On September 22, 2011 we granted Mr. Scholz stock options to purchase 1,000,000 shares of our common stock at an exercise price of USD 0.215 per share until September 22, 2021. The options vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

Effective as of February 1, 2013, we and Mr. Scholz agreed to cancel the stock options to purchase 1,750,000 shares of our common stock at a price of USD 0.70 per share, which were granted on May 2, 2007.

Compensation for Michael J. Velletta

Effective February 1, 2009, we and Mr. Velletta entered into a consulting agreement. On September 16, 2010, our board of directors increased the compensation for Michael J. Velletta to USD 12,000 per month plus USD 2,000 per month for office expenses, effective October 1, 2010.

Effective June 1, 2011, our board of directors increased the annual compensation of Mr. Velletta from USD 144,000 to USD 151,200. In addition, Mr. Velletta annually receives USD 2,000 per month for office expenses. Effective August 1, 2011, Mr. Velletta’s compensation is to be paid in Swiss francs at a conversion rate of USD 1.00 equaling CHF 1.00.

On September 22, 2011 we granted Mr. Velletta stock options to purchase 1,000,000 shares of our common stock at an exercise price of USD 0.215 per share until September 22, 2021. The options vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

Effective as of February 1, 2013, we and Mr. Velletta agreed to cancel the stock options to purchase 1,100,000 shares of our common stock at a price of USD 0.70 per share, which were granted on May 2, 2007.

Compensation for Dr. Richard Schenz

On August 10, 2009 we entered into a consulting agreement with Dr. Richard Schenz. In return for acting as a member of our board of directors, we have agreed to pay Dr. Schenz a fee of USD 5,000 per quarter starting the first day of the second quarter, and to grant stock options to purchase 1,000,000 shares of our common stock, 500,000 at a price of USD 0.68 and 500,000 at a price of USD 0.79 per share, expiring on November 21, 2018.

Effective June 1, 2011, our board of directors increased the annual compensation of Dr. Schenz from USD 20,000 to USD 21,000. Effective August 1, 2011, Dr. Schenz’s compensation is to be paid in Swiss francs at a conversion rate of USD 1.00 equaling CHF 1.00.

On September 22, 2011 we granted Dr. Schenz stock options to purchase 1,000,000 shares of our common stock at an exercise price of USD 0.215 per share until September 22, 2021. The options vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

Compensation for Darcy Spady

On November 9, 2012 we agreed to pay Darcy Spady, in return for acting as a member of our board of directors, a fee of CHF 3,750 per quarter starting on November 9, 2012 (approximately USD 4,034).

Effective as of February 1, 2013, we granted 1,000,000 stock options to Mr. Spady. Each stock option is exercisable at a price of CAD 0.15 per share for a period of 10 years and vesting in 2 years in quarterly installments. The grant is subject to the terms of the stock option agreement with Mr. Spady and the terms of our 2011 stock option plan.

Compensation for Murray Rodgers

On November 9, 2012 we agreed to pay to Murray Rodgers, in return for acting as a member of our board of directors, a fee of CHF 3,750 per quarter starting on November 9, 2012 (approximately USD 4,034).

Effective as of February 1, 2013, we granted 1,000,000 stock options to Mr. Rodgers. Each stock option is exercisable at a price of CAD 0.15 per share for a period of 10 years and vesting in 2 years in quarterly installments. The grant is subject to the terms of the stock option agreement with Mr. Rodgers and the terms of our 2011 stock option plan.

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2012:

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Dr. Werner Ladwein President and Director	381,344 381,344 500,000 1,500,000	118,656 118,656 500,000 1,500,000	USD 0.520 USD 0.650 USD 0.215 USD 0.215	September 16, 2020 [1] September 16, 2020 [1] September 22, 2021 [2] November 1, 2021 [3]	Nil	Nil	Nil	Nil
Peter-Mark Vogel CEO	949,070 500,000	50,930 500,000	USD 0.700 USD 0.215	February 24, 2015 [1] September 22, 2021 [2]	Nil	Nil	Nil	Nil
Ari Muljana CFO	500,000	500,000	USD 0.215	September 22, 2021 [2]	Nil	Nil	Nil	Nil

(1)	These options were cancelled effective as of February 1, 2013.
(2)	These options vest in half-yearly installments equal to one-quarter of the total number of shares, beginning with March 22, 2012. Last vesting date is September 22, 2013.
(3)	These options vest in half-yearly installments equal to one-quarter of the total number of shares, beginning with May 1, 2012. Last vesting date is November 1, 2013.

Director Compensation

The following table sets forth for each director, other than a named executive officer, certain information concerning his compensation for the year ended December 31, 2012 (in USD).

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Heinz Scholz Chairman	201,638	Nil	Nil	Nil	Nil	8,322 [1]	209,960
Michael Velletta Director	161,310	Nil	Nil	Nil	Nil	25,605 [2]	186,915
Dr. Richard Schenz Director	22,702	Nil	Nil	Nil	Nil	Nil	22,707
Darcy Spady Director	2,324	Nil	Nil	Nil	Nil	Nil	2,324
Murray Rodgers Director	2,324	Nil	Nil	Nil	Nil	Nil	2,324

(1)	Payments for a leased car. Monthly income component corresponds to 0.8% of purchasing price in accordance with Swiss Tax law.
(2)	Allowance for office and administrative expenses.

Outstanding Equity Awards at Fiscal Year-End of Directors

The following table sets forth for each director, other than a named executive officer, certain information concerning the outstanding equity awards as of December 31, 2012:

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Heinz Scholz Chairman	1,750,000 500,000	- 500,000	USD 0.700 USD 0.215	May 2, 2017 [1] Sep. 22, 2021[2]	Nil	Nil	Nil	Nil
Michael Velleta, Director	1,100,000 500,000	- 500,000	USD 0.700 USD 0.215	May 2, 2017 [1] Sep. 22, 2021[2]	Nil	Nil	Nil	Nil
Dr. Richard Schenz Director	500,000 500,000 500,000	- - 500,000	USD 0.680 USD 0.680 USD 0.215	Aug. 10, 2019 [3] Aug. 10, 2019 [4] Sep. 22, 2021 [5]	Nil	Nil	Nil	Nil
Darcy Spady Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Murray Rodgers Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	These options were cancelled effective as of February 1, 2013.
(2)	These options vest in half-yearly installments equal to one-quarter of the total number of shares, beginning with March 22, 2012. Last vesting date is September 22, 2013.
(3)	These options vest in quarterly installments equal to one-twelfth of the total number of shares, beginning with February 10, 2010. Last vesting date is August 10, 2013.
(4)	These options vest in quarterly installments equal to one-twelfth of the total number of shares, beginning with March 16, 2011. Last vesting date is September 16, 2014.
(5)	These options vest in half-yearly installments equal to one-quarter of the total number of shares, beginning with March 22, 2012. Last vesting date is September 22, 2013.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by our directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Common Stock	Heinz Scholz Seegartenstrasse 45 Horgen 8810 Switzerland,	19,347,637 [2]	Direct	11.2%
Common Stock	Peter-Mark Vogel Haabweg 2 Baech 8806 Switzerland	17,120,212 [3]	Direct	9.9%
Common Stock	Michael J. Velletta 4th Floor, 931 Fort Street Victoria, British Columbia V8V 3K3 Canada	4,600,000 [4]	Direct/ Indirect
Common Stock	Richard Schenz Hauptstrasse 70 A-2372 Giesshuebl Austria	1,750,000 [5]	Direct	1%
Common Stock	Darcy W. Spady Suite 577 – 717, 7th Ave. S.W. Calgary, Alberta T2P 0Z3 Canada	Nil	Direct	*
Common Stock	Murray Rodgers Suite 400 – 1324, 17th Ave. S.W. Calgary, Alberta T2T 5S8 Canada	Nil	Direct	*
Common Stock	Ari Muljana SPB 73032 Zuercherstrasse 161 8010 Zuerich Switzerland	750,000 [6]	Direct	*
Common Stock	Werner Ladwein Etzelblick-Strasse 1 8834 Schindellegi Switzerland	5,846,022 [7]	Direct	3.4%
Common Stock	Libra Advisors, LLC 777 Third Ave, 27th Fl New York, NY 10017	11,587,500 [8]	Direct/ Indirect [8]	6.7%
Common Stock	Directors and Executive Officers as a group (8 persons)	49,413,871 [9]		28.6%

*Less than 1%.

1)

Percentage of ownership is based on 172,592,292 shares of our common stock issued and outstanding as of March 27, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such stock option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

2)	Consists of 16,847,637 shares of our common stock and 2,500,000 stock options exercisable within 60 days.
3)	Consists of 15,370,212 shares of our common stock and 1,750,000 stock options exercisable within 60 days.
4)

Consists of 2,750,000 shares of our common stock held by Velletta Resources & Technology Corp., of which Mr. Velletta holds voting and dispositive control and 1,850,000 stock options exercisable within 60 days.

5)	Consists of 1,750,000 stock options exercisable within 60 days.
6)	Consists of 750,000 stock options exercisable within 60 days.

7)	Consists of 2,000,000 shares of our common stock and 3,846,022 stock options exercisable within 60 days.
8)

Based solely on the information contained in the Form 4 filed with the Securities and Exchange Commission on February 14, 2013. Represents 11,587,500 shares of our common stock held in the account of Libra Fund, L.P., the investments of which are managed by Libra Advisors, LLC and/or Ranjan Tandon, LLC, each of which Ranjan Tandon is the managing member. Each of Libra Advisors, LLC, Ranjan Tandon, LLC and Libra Fund, L.P. disclaims beneficial ownership with respect to the shares of our common stock, except to the extent of its pecuniary interest therein.

9)	Consists of 36,967,849 shares of our common stock and 12,446,022 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Other than as disclosed below, there has been no transaction, since January 1, 2011, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of USD 120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years (USD 379,400), and in which any of the following persons had or will have a direct or indirect material interest:

1)	Any director or executive officer of our company;
2)	Any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
3)

Any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of Manas Petroleum Corporation when it was a shell company; and

4)	Any immediate family member (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

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

Number of Shares of Our Common
Name	Stock to be Received
Alexander Becker	118,817
Heinz J. Scholz	150,634
Peter-Mark Vogel	113,550
Michael J. Velletta	12,500
Neil Maedel	5,000
Yaroslav Bandurak	10,000
Rahul Sen Gupta	518

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

On September 26, 2010, we entered into a share placement/purchase agreement with Alexander Becker, a holder of approximately 14,290,493 shares of our common stock at the time. Mr. Becker has expressed an interest in selling all of his shares of our common stock to a third party or back to our company. The share placement/purchase agreement provided that in the event any of Mr. Becker’s shares of our common stock are not placed with buyers within 6 months from September 26, 2010, we would be obligated to purchase such shares from Mr. Becker. As of February 17, 2011 all remaining shares of Mr. Becker have been placed with third party investors. Our exposure resulting from the share placement/purchase agreement with Mr. Becker, therefore, is nil.

In March 2011, our executive officers and directors entered into lock-up agreements with our company and Raymond James Ltd. whereby such executive officers and directors agreed not to sell, assign, convey or otherwise dispose of any of shares of our common stock beneficially owned, directly or indirectly, by them until 120 days after May 6, 2011, the closing date of our public offering in which we sold a total of 44,450,500 units at a price of USD 0.50 per unit for aggregate gross proceeds of USD 22,225,250. In addition, on May 3, 2011 our executive officers and directors entered into an escrow agreement with respect to securities of our company held by them in order to list the shares of our common stock and common stock purchase warrants on the TSX Venture Exchange. These securities are subject to the following release schedule: 10% of the securities were released upon the date of issuance of the final exchange bulletin by the TSX Venture Exchange respecting the public offering of the units and listing on the TSX Venture Exchange (May 6, 2011) and an additional 15% of the securities are to be released every 6 months thereafter.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.” Beginning on page 68.

Director Independence

Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority) and on the over-the-counter market operated by Pink OTC Markets Inc., which do not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation. Using this definition of independent director, we have three independent directors, Dr. Richard Schenz, Darcy Spady and Murray Rodgers.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by BDO Visura International AG, our independent registered public accounting firm, for the years ended December 31, 2012 and 2011:

BDO Fees (in USD)	2012	2011
Audit fees	184,449	202,169
Audit-related fees	-	-
Tax fees	70,621	135,853
Other fees	-	-
Total fees	255,070	338,022

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

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.3	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 1, 2011)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
4.2	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
4.3	Warrant Indenture dated May 6, 2011 with Equity Financial Trust Company (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Farm-In Agreement, dated October 4, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)

Number	Description
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

10.13	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.14	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.15	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.17	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.18	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.19	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.20	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)
10.21	Form of Lock-Up Agreement with Raymond James Ltd. and executive officers and directors (incorporated by reference to an exhibit to our Registration Statement on Form S-1/A filed on April 28, 2011)
10.22	Escrow Agreement dated May 3, 2011 with Equity Financial Trust Company and our officers and directors (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.23	Consulting Agreement dated effective September 1, 2011 with Brisco Capital Partners Corporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 12, 2011)
10.24

Share Purchase Agreement dated December 31, 2012 (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 4, 2013)

10.25	Form of Amendment to IR Consulting Agreement dated February 1, 2013 with General Research GmbH (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)
10.26	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)

Number	Description
10.27	Form of Stock Option Cancellation Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(21)	Subsidiaries
21.1*	Subsidiaries of Manas Petroleum Corporation
(23)	Consents of Experts and Counsel
23.1*	Consent of BDO Visura International AG
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)

(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By:

/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Executive Officer
(Principal Executive Officer)
Date: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Executive Officer
(Principal Executive Officer)
Date: March 27, 2013

/s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 27, 2013

/s/ Heinz J. Scholz
Heinz J. Scholz
Chairman and Executive Director
Date: March 27, 2013

/s/ Michael J. Velletta
Michael J. Velletta
Executive Director
Date: March 27, 2013

/s/ Richard Schenz
Richard Schenz
Director
Date: March 27, 2013

/s/ Werner Ladwein
Werner Ladwein
Director and President
Date: March 27, 2013

/s/ Murray Rodgers
Murray Rodgers
Director
Date: March 27, 2013

/s/ Darcy Spady
Darcy Spady
Director
Date: March 27, 2013