Form 10-Q
period 2013-03-31
MANAS PETROLEUM Corp
filed 2013-05-20
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 172,592,292 shares of common stock as of May 20, 2013.

PART I. —FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	03.31.2013	12.31.2012
	USD	USD
ASSETS
Cash and cash equivalents	1,272,897	2,842,495
Restricted cash	118,092	122,521
Accounts receivable	129,821	73,309
Transaction prepayment	10,111,656	10,111,656
Other prepaid expenses	296,398	304,504
Total current assets	11,928,864	13,454,485

Tangible fixed assets	158,405	132,435
Investment in associate	238,304	238,304
Oil and gas properties (unproved)	772,855	772,855
Investment in associate (Petromanas)	10,314,674	17,462,734
Total non-current assets	11,484,238	18,606,328

TOTAL ASSETS	23,413,102	32,060,813

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	211,380	127,283
Accrued expenses exploration costs	312,000	312,000
Other accrued expenses	222,840	166,247
Refundable deposits	227,489	377,125
Total current liabilities	973,709	982,655

Pension liabilities	109,401	109,401
Total non-current liabilities	109,401	109,401

TOTAL LIABILITIES	1,083,110	1,092,056

Common Stock (300,000,000 shares authorized as of March 31, 2013 and December 31, 2012, USD 0.001 par value, 172,592,292 and 172,592,292 shares, respectively, issued and outstanding)	172,592	172,592
Additional paid-in capital	78,123,385	77,828,886
Retained deficit accumulated during the exploration stage	(56,016,986)	(47,083,722)
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY	22,329,992	30,968,757

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	23,413,102	32,060,813

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) - UNAUDITED

	For the three months ended		Period from
			05.2004
	03.31.2013	03.31.2012	(inception)
	USD	USD	to 03.31.2013
OPERATING REVENUES
Other revenues	-	-	1,375,728
Total revenues	-	-	1,375,728

OPERATING EXPENSES
Personnel costs	(722,927)	(695,415)	(31,182,017)
Exploration costs	(175,098)	(277,515)	(19,296,031)
Depreciation	(11,930)	(14,220)	(344,742)
Consulting fees	(476,874)	(413,796)	(13,423,950)
Administrative costs	(374,443)	(398,369)	(17,415,907)
Total operating expenses	(1,761,272)	(1,799,315)	(81,662,647)

Gain from sale of investment	-	-	3,864,197
Loss from sale of investment	-	-	(900)
			-
Operating loss	(1,761,272)	(1,799,315)	(76,423,622)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	(24,010)	29,612	121,288
Changes in fair value of warrants	-	-	(10,441,089)
Warrants issuance expense	-	-	(9,439,775)
Gain from sale of subsidiary	-	-	57,850,918
Change in fair value of investment in associate	(7,148,060)	15,769,820	(20,469,102)
Interest income	78	82	607,888
Interest expense	-	(8,211)	(2,636,708)
Loss on extinguishment of debt	-	-	(117,049)

Loss from sale of investment in associate	-	-	(3,507,397)

Income/(Loss) before taxes and equity in net loss of associate	(8,933,264)	13,991,988	(64,454,648)

Income taxes	-	929	(10,535)
Equity in net loss of associate	-	-	(24,523)
Net income/(loss) from continuing operations	(8,933,264)	13,992,917	(64,489,706)

DISCONTINUED OPERATIONS
Gain from divestiture	-	-	51,663
Operating expenses	-	-	(647,213)
Income/(Loss) from discontinued operations	-	-	(595,550)

Net income/(loss)	(8,933,264)	13,992,917	(65,085,256)

Net loss attributable to non-controlling interest	-	-	(18,700)
Net income/(loss) attributable to Manas	(8,933,264)	13,992,917	(65,103,956)

Currency translation adjustment attributable to Manas	-	-	51,001
Net comprehensive income/(loss) attributable to Manas	(8,933,264)	13,992,917	(65,052,955)

Net comprehensive loss attributable to non-controlling interest	-	-	18,700
Net comprehensive income/(loss)	(8,933,264)	13,992,917	(65,034,255)

Weighted average number of outstanding shares (basic)	172,592,292	172,467,292	124,317,045
Weighted average number of outstanding shares (diluted)	172,592,292	173,287,598	124,317,045

Basic earnings/(loss) per share attributable to Manas	(0.05)	0.08	(0.52)
Basic earnings/(loss) per share - continuing operations	(0.05)	0.08	(0.51)
Basic earnings/(loss) per share - discontinued operations	-	-	(0.01)
Diluted earnings/(loss) per share attributable to Manas	(0.05)	0.08	(0.52)
Diluted earnings/(loss) per share - continuing operations	(0.05)	0.08	(0.51)
Diluted earnings/(loss) per share - discontinued operations	-	-	(0.01)

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CASH FLOW STATMENT - UNAUDITED

			Period from
			05.2004
	For the three months ended		(inception)
	03.31.2013	03.31.2012	to 03.31.2013
	USD	USD	USD
OPERATING ACTIVITIES
Net income/(loss)	(8,933,264)	13,992,917	(65,085,256)
			-
To reconcile net income/(loss) to net cash used in operating activities
Gain from sale of subsidiary	-	-	(57,850,918)
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	-	3,508,297
Gain from divestiture of discontinued operations	-	-	(72,000)
Change in fair value of investment in associate	7,148,060	(15,769,820)	20,469,102
Equity in net loss of associate	-	-	24,523
Depreciation	11,930	14,220	344,742
Amortization of debt issuance costs	-	-	349,910
Warrant issuance expense / (income)	-	-	19,880,864
Exchange differences	24,010	(29,612)	(121,288)
Non cash adjustment to exploration costs	-	-	(204,753)
Non cash interest income	-	-	(25,619)
Interest expense on contingently convertible loan	-	-	236,798
Loss on extinguishment of contingently convertible loan	-	-	83,202
Interest expense on debentures	-	-	764,142
Loss on extinguishment of debentures	-	-	33,847
Stock-based compensation	294,499	338,457	27,628,570
Decrease / (increase) in receivables and prepaid expenses	(48,406)	1,065	(422,654)
(Decrease) / increase in accounts payables	84,097	(987,191)	(297,989)
(Decrease) / increase in accrued expenses	56,593	(505,656)	148,631
Change in pension liability	-	-	109,401
Cash flow used in operating activities	(1,362,481)	(2,945,620)	(54,362,645)

INVESTING ACTIVITIES
Transaction prepayment	-	-	(10,111,656)
Capitalized exploration expenditure	-	-	(460,855)
Purchase of tangible fixed assets and computer software	(37,900)	(75,340)	(622,637)
Sale of tangible fixed assets and computer software	-	4,103	83,429
Proceeds from sale of investment	-	-	26,953,458
Decrease / (increase) restricted cash	4,429	(6,746)	(118,092)
Acquisition of investment in associate	-	-	(67,747)
Cash flow from investing activities	(33,471)	(77,983)	15,655,900

FINANCING ACTIVITIES
Contribution share capital founders	-	-	80,019
Issuance of units	-	-	37,282,734
Issuance of contingently convertible loan	-	-	1,680,000
Issuance of debentures	-	-	3,760,000
Issuance of promissory notes to shareholders	-	-	540,646
Repayment of contingently convertible loan	-	-	(2,000,000)
Repayment of debentures	-	-	(4,000,000)
Repayment of promissory notes to shareholders	-	-	(540,646)
Proceeds from exercise of options	-	-	240,062
Issuance of warrants	-	-	670,571
Proceeds from exercise of warrants	-	-	2,260,959
Cash arising on recapitalization	-	-	6,510
Shareholder loan repaid	-	-	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Repayment of bank loan	-	-	(2,520,000)
Increase in bank loan	-	-	2,520,000
Increase in short-term loan	-	-	917,698
Payment of unit issuance costs	-	-	(2,348,250)
Payment of debt issuance costs	-	-	(279,910)
Increase / (decrease) in refundable deposits	(149,636)	67,410	227,489
Cash flow (used in) / from financing activities	(149,636)	67,410	39,765,770

Net change in cash and cash equivalents	(1,545,588)	(2,956,193)	1,059,025

Cash and cash equivalents at the beginning of the period	2,842,495	13,629,370	-
Currency translation effect on cash and cash equivalents	(24,010)	29,612	213,872
Cash and cash equivalents at the end of the period	1,272,897	10,702,789	1,272,897
	-
Supplement schedule of non-cash investing and financing activities:
Capitalized exploration costs recorded as accruals	-	-	312,000
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay unit issuance costs	-	-	280,172
Warrants issued to pay placement commission expenses	-	-	2,689,910
Debenture interest paid in common shares	-	-	213,479
Forgiveness of advance payment from Petromanas Energy Inc.	-	-	917,698
Initial fair value of shares of investment in Petromanas	-	-	46,406,821
Forgiveness of receivable due from Manas Adriatic GmbH	-	-	(3,449,704)

MANAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT) - UNAUDITED

SHAREHOLDERS' EQUITY/(DEFICIT)	Number of shares	Share capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre-hensive Income/ (Loss)	Total share-holders' equity/(deficit)
Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction	20,110,400	20,111	(356,732)	-	-	(336,621)
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289
Private placement of units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997
Private placement of units	10,709	11	(11)	-	-	-
Private placement of units, issued for cash	825,227	825	3,521,232	-	-	3,522,057
Currency translation adjustment	-	-	-	-	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)
Balance December 31, 2007	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870
Balance January 1, 2008	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	9,787,978	-	-	9,790,873
Private placement of units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429
Issuance of warrants	-	-	10,110,346	-	-	10,110,346
Beneficial conversion feature	-	-	557,989	-	-	557,989
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)
Net loss for the period	-	-	-	(30,296,106)	-	(30,296,106)
Balance December 31, 2008	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)
Balance January 1, 2009	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)
Adoption of ASC 815-40	-	-	(9,679,776)	9,086,972	-	(592,804)
Reclassification warrants	-	-	10,883,811	-	-	10,883,811
Stock-based compensation	-	-	4,475,953	-	-	4,475,953
Currency translation adjustment	-	-	-	-	7,679	7,679
Net loss for the year	-	-	-	(21,618,015)	-	(21,618,015)
Balance December 31, 2009	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)
Balance January 1, 2010	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)
Exercise of warrants	3,832,133	3,832	2,257,127	-	-	2,260,959
FV adjustment of exercised warrants	-	-	72,644	-	-	72,644
Reclassification warrants	-	-	77,439	-	-	77,439
Stock-based compensation	2,103,527	2,103	4,174,558	-	-	4,176,661
Shares to be issued	-	-	240,062	-	-	240,062
Redeemable shares	-	-	(2,517,447)	-	-	(2,517,447)
Net loss for the year	-	-	-	74,442,353	-	74,442,353
Balance December 31, 2010	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484
Balance January 1, 2011	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484
Stock-based compensation	2,106,082	2,106	797,190	-	-	799,296
TSX listing units, issued for cash	44,450,500	44,451	19,552,378	-	-	19,596,829
Exercise of options	923,317	923	(923)	-	-	-
Redeemable shares	-	-	2,517,447	-	-	2,517,447
Net loss for the year	-	-	-	(53,015,719)	-	(53,015,719)
Balance December 31, 2011	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337
Balance January 1, 2012	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337
Stock-based compensation	125,000	125	1,126,045	-	-	1,126,170
Net loss for the year	-	-	-	(11,778,750)	-	(11,778,750)
Balance December 31, 2012	172,592,292	172,592	77,828,886	(47,083,722)	51,001	30,968,757

Balance January 1, 2012	172,592,292	172,592	77,828,886	(47,083,722)	51,001	30,968,757
Stock-based compensation	-	-	294,499	-	-	294,499
Net loss for the period	-	-	-	(8,933,264)	-	(8,933,264)
Balance March 31, 2013	172,592,292	172,592	78,123,385	(56,016,986)	51,001	22,329,992

1. BASIS OF PRESENTATION

The financial statements presented in this Form 10-Q comprise Manas Petroleum Corporation (“Manas” or the “Company”) and its subsidiaries (collectively, the “Group”). The unaudited interim Consolidated Financial Statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and present our financial position, results of operations, cash flows and changes in stockholder’s equity. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company, formerly known as Express Systems Corporation, was incorporated in the State of Nevada on July 9, 1988.

On April 10, 2007, the Company completed the Exchange Transaction whereby it acquired its then sole subsidiary DWM Petroleum AG (“DWM Petroleum”) pursuant to an exchange agreement signed in November 2006 whereby 100% of the shares of DWM Petroleum were exchanged for 80,000,000 common shares of the Company. As part of the closing of this exchange transaction, the Company issued 800,000 shares as finder’s fees at the closing price of USD 3.20.

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

The Group has a focused strategy on exploration and developing oil and gas resources in Central Asia (Tajikistan, Mongolia and Kyrgyz Republic). The Company holds an investment in associate in Petromanas Energy Inc.

2. ACCOUNTING POLICIES

The accompanying financial data as of March 31, 2013 and December 31, 2012 and for the three-month period ended March 31, 2013 and 2012 and for the period from inception, May 25, 2004, to March 31, 2013, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 2 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2013 and December 31, 2012, results of operations for the three-month period ended March 31, 2013 and 2012 and for the period from inception, May 25, 2004, to March 31, 2013, cash flows for the three-month period ended March, 2013 and 2012 and for the period from inception, May 25, 2004, to March 31, 2013 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to March 31, 2013, as applicable, have been made. The result of operations for the three-month period ended March 31, 2013 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In February 2013, the FASB released ASU 2013-02 — Other Comprehensive Income (Topic 220). The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-240—Comprehensive Income (Topic 220) which has been deleted. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this ASU as of January 1, 2013 and its adoption did not materially impact the Company's consolidated financial statements.

4. CASH AND CASH EQUIVALENTS

	USD (held in USD)	USD (held in EUR)	USD (held in CHF)	USD (held in other currencies)	USD Total Mar 31, 2013	USD Total Dec 31, 2012

Cash and cash equivalents	1,245,800	13,671	12,072	1,354	1,272,897	2,842,495

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

In connection with this acquisition a refundable cash deposit of USD 10,111,656 was wired to a third party. This cash deposit has been recorded on the Company’s balance sheet as “Transaction Prepayment”. Under the terms of the agreement, this cash deposit remains refundable in case DWM Petroleum withdraws from the purchase price. The transaction prepayment of USD 10,111,656 will be netted against the final purchase price which remains to be negotiated. DWM Petroleum is currently in the process of completing the acquisition. It is a step by step transaction and we do not expect completion before the end of the second quarter.

6. TANGIBLE FIXED ASSETS

	Office equipment		Leasehold	Computer
2013 (in USD)	& furniture	Vehicles	improvements	software	Total
Cost at Dec 31, 2012	147,141	117,884	47,375	33,212	345,612
Additions	37,900	-	-	-	37,900
Disposals	-	-	-	-	-
Cost at Mar 31, 2013	185,041	117,884	47,375	33,212	383,512
Accumulated depreciation at Dec 31, 2012	(112,608)	(50,146)	(47,375)	(3,048)	(213,177)
Depreciation	(830)	(6,571)	-	(4,529)	(11,930)
Disposals	-	-	-	-	-
Accumulated depreciation at Mar 31, 2013	(113,438)	(56,717)	(47,375)	(7,577)	(225,107)
Net book value at Dec 31, 2012	34,533	67,738	-	30,164	132,435
Net book value at Mar 31, 2013	71,603	61,167	-	25,635	158,405

Depreciation expense for the three-month period ended March 31, 2013 and 2012 was USD 11,930 and USD 14,220, respectively.

7. OIL AND GAS PROPERTIES

Capitalized exploration costs	Mar 31, 2013	Dec 31, 2012
Unproved, not subject to depletion	772,855	772,855
Proved subject to depletion	-	-
Accumulated depletion	-	-
Total capitalized exploration costs	772,855	772,855

During the year 2012, two wells were drilled as part of one large campaign which included three drillings in Mongolia. During the year 2012, the Company capitalized USD 2,998,636 of which USD 2,225,781 was expensed as “Exploration Costs” in the Statement of Operations during the third quarter of 2012 as the two wells were found dry. The Company had a remaining capitalized balance of USD 772,855 as of March 31, 2013. This balance relates to specific costs for the third well still to be drilled including capitalized costs recorded as accruals for USD 312,000.

If the third well is found to be a dry hole, all remaining capitalized costs related to the campaign will de facto be expensed, with the exception of the tangible equipment, which will continue to have a salvage value (it will be either sold or written off). If the well is found to have proven reserves, the capitalized drilling costs will be reclassified as part of the cost of the well. No exploration costs were capitalized during the first quarter of 2013.

8. STOCK COMPENSATION PROGRAM

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

If all or any portion of any stock option granted under the 2011 Stock Option Plan expires or terminates without having been exercised in full, the unexercised balance will be returned to the pool of stock available for grant under the 2011 Stock Option Plan. During the three-month period ended March 31, 2013 we have granted 2,7500,000 stock options under our 2011 Stock Option Plan.

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

During the three-month period ended March 31, 2012, no options were granted.

Effective as of February 1, 2013, we granted 750,000 stock options to General Research GmbH. Each stock option is exercisable at a price of CAD 0.15 (USD 0.15) per share for a period of 5 years and vesting in 2 years in quarterly installments.. General Research GmbH provides marketing and investment relations consulting services to Manas Petroleum Corp. and its affiliates.

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

During the three-month period ended March 31, 2013 we granted a total of 2,750,000 options. During the same period in 2012, no options were granted.

The following table shows the Company's outstanding and exercisable stock options as of March 31, 2013:

Outstanding options 2013	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	15,950,000	USD 0.39	7.04	-
Granted	2,750,000	USD 0.15	8.48	-
Exercised	-	-	-	-
Forfeited, canceled or expired	(4,850,000)	USD 0.68	4.33	-
Outstanding at March 31, 2013	13,850,000	USD 0.24	7.99	-
Exercisable at March 31, 2013	7,825,000	USD 0.28	7.75	-

The following table depicts the Company’s non-vested options as of March 31, 2013 and changes during the period:

	Shares	Weighted-average
Non-vested options	under option	grant date fair value
Non-vested at December 31, 2012	5,254,909	USD 0.17
Non-vested granted	2,750,000	USD 0.05
Vested	(1,691,667)	USD 0.15
Non-vested, forfeited or canceled	(288,242)	-
Non-vested at March 31, 2013	6,025,000	USD 0.11

As of March 31, 2013, the expected total of unrecognized compensation costs related to unvested stock-option grants was USD 525,647. The Company expects to recognize this amount over a weighted average period of 0.89 years.

8.2. Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, the Company applies a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

As of March 31, 2013, there were no unrecognized compensation costs related to unvested share grants.

8.3. Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

	Three-month period ended
Stock based compensation expenses	Mar 31, 2013	Mar 31, 2012
Option grants	294,499	323,204
Share grants	-	15,253
Total	294,499	338,457
Recorded under “Personnel”	302,872	288,224
Recorded under “Consulting fees”	(8,373)	50,233

9. WARRANTS

Warrants outstanding

The following table summarizes information about the Company’s warrants outstanding as of March 31, 2013:

Warrant series	Number of warrants	Strike price	Grant date	Expiry date
Grant	150,000	0.80	June 2, 2010	June 2, 2013
Unit warrants	44,450,500	0.70	May 6, 2011	May 6, 2014
Agent warrants	1,333,515	0.60	May 6, 2011	May 6, 2013
Total warrants outstanding	45,934,015

The Company has enough shares of common stock authorized in the event these warrants are exercised.

Warrant activity

The following table summarizes the Company’s warrant activity for the three-month period ended March 31, 2013:

Warrants 2012	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2012	45,934,015	USD 0.70
Granted	-	-
Exercised	-	-
Forfeit or expired	-	-
Outstanding at March 31, 2013	45,934,015	USD 0.70

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

We initially owned 200,000,000 shares of Petromanas Energy. Since July 6, 2012, we sold 100,000,000 of these shares to various purchasers and we have agreed not to resell the remaining 100,000,000 until August 14, 2013 without prior agreement from some of those purchasers, unless, before that date, the market price per share equals or exceeds CAD 0.60 for five business days. Of the 100,000,000 common shares of Petromanas held by us at March 31, 2013, none were currently eligible for immediate resale.

On March 31, 2013 DWM Petroleum owned and controlled 100,000,000 common shares of Petromanas and it had the right to acquire a further 50,000,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions. The 100,000,000 common shares represent approximately 14.4% of the issued and outstanding common shares of Petromanas.

Since the shares were subject to a hold period of thirty months until February 24, 2013, and because the shares were deposited into escrow and subject to a fixed escrow release schedule, the Company deemed them to have a Level 2 input for the calculation of the fair value in accordance with ASC 820 (Fair value measurements and disclosures). The Company had applied an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued. Since February 25, 2013, the fair value of investment in Petromanas has been reclassified to Level 1 and no annual discount rate is being used for the current calculation of the investment.

The quoted market price for one common share of Petromanas on March 31, 2013 was CAD 0.105.

During the three-month periods ended March 31, 2013 and 2012, the Company recorded USD 7,148,060 unrealized loss on investment in Petromanas and USD 15,769,820 unrealized gain on investment, respectively.

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

11. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

Company	Country	Equity share	Equity share
		Mar 31, 2013	Dec 31, 2012
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Calgary (3)	Canada	14.4%	14.4%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (8)	Mongolia	74%	74%
Gobi Energy Partners GmbH (9)	Switzerland	74%	74%

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007 (formerly Manas Petroleum AG).
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008
(7)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(8)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). Gobi Energy Partners GmbH holds record title to 100% of Gobi Energy Partners LLC.
(9)

Gobi Energy Partners GmbH was founded in 2010. DWM Petroleum AG holds 74% of Gobi Energy Partners GmbH,. The Company determined that no value needs to be ascribed to the non-controlling interest due to the fact that the non- controlling parties do not carry any costs.

- CJSC South Petroleum Company

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

The Group is not recording its share of the losses. The contractual agreement requires Santos to pay all of the costs as of March 31, 2013.

- CJSC Somon Oil (Tajikistan)

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

Santos International Ventures Pty Ltd had an option to enter into a farm in agreement in respect of these licenses, but decided on December 31, 2012 not to pursue this option. Santos continued to fund current capital expenditures, as well as certain general and administrative costs of Somon Oil during the three-month period ended March 31, 2013. DWM is in negotiations to set-up a new consortium for this acreage, and we anticipate the financial commitment amounts to change.

- Related parties

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

	Three-months ended
Related parties’ transactions Affiliates	Mar 31, 2013	Mar 31, 2012
Management services performed to Petromanas*	(11,493)	(6,924)
Board of directors
Payments to directors for office rent	6,276	6,548
Payments to related companies controlled by directors for rendered consulting services	88,962	92,817
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

At March 31, 2013, there had been no legal actions against any member of the Group in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

Management believes that the members of the Group are in substantial compliance with the tax laws affecting their respective operations in the Kyrgyz Republic, Republic of Tajikistan and Mongolia. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

Management believes that the ultimate liability, if any, arising from any of the above will not have a material adverse effect on the financial condition or the results of future operations and on cash flows of the Group in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

13. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

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

	Three-months ended
Pension expense	Mar 31, 2013	Mar 31, 2012
Net service cost	10,164	5,327
Interest cost	4,802	5,944
Expected return on assets	(3,853)	(4,976)
Amortization of net gain	4,931	2,654
Net periodic pension cost	16,044	8,949

During the three-month period ended March 31, 2013 and 2012, the Company made cash contributions of USD 91,343 and USD 71,197, respectively, to its defined benefit pension plan. The Company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2013.

14. FAIR VALUE MEASUREMENT

14.1. Fair Value Measurements

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

Financial assets and liabilities carried at fair value as of March 31, 2013:

Financial assets 2012 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	10,314,674	-	-
Net periodic pension cost	-	-	-

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the three-month ended March 31, 2013 (in USD):

Balance at Jan 1, 2013	17,462,734
Total gains (losses) realized and unrealized:
Included in earnings - unrealized	(7,148,060)
Included in earnings - realized	-
Included in other comprehensive income	-
Proceeds from sale of investment in associate	-
Net transfer in/(out) of level 2	(10,314,674)
Balance at Mar 31, 2013	-

14.2. Fair Value of Financial Instruments

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
  Investment in Petromanas – fair value was calculated based on quoted market prices and a discount factor for any hold period derived from the Company’s estimated cost of capital.
  Accounts Payable – carrying amount approximated fair value.
  Refundable deposits – carrying amount approximated fair value.

The fair value of our financial instruments is presented in the table below (in USD):

	Mar 31, 2013		Dec 31, 2012
					Fair Value
	Carrying	Fair	Carrying		Levels	Reference
	Amount	Value	Amount	Fair Value
Cash and cash equivalents	1,272,897	1,272,897	2,842,495	2,842,495	1	Note 4
Restricted cash	118,092	118,092	122,521	122,521	1
Transaction prepayment	10,111,656	10,111,656	10,111,656	10,111,656	1	Note 5
Accounts receivable	129,821	129,821	73,309	73,309	1
Investment in Petromanas	10,314,674	10,314,674	17,462,734	17,462,734	1/2	Note 10
Accounts Payable	211,380	211,380	127,283	127,283	1
Refundable Deposits	227,489	227,489	377,125	377,125	1

15. EARNINGS PER SHARE

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three-month period ended
	Mar 31, 2013	Mar 31, 2012
Company posted	Net loss	Net income
Basic weighted average shares outstanding	172,592,292	172,467,292
Dilutive effect of common stock equivalents:
- stock options and non-vested stock under employee compensation plans	-	820,306
Diluted weighted average shares outstanding	172,592,292	173,287,598

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

Stock equivalent	Three-month ended
	Mar 31, 2013	Mar 31, 2012
Options	13,850,000	8,750,000
Warrants	45,934,015	45,934,015
Non-vested shares	-	-
Total	59,784,015	54,684,015

16. SUBSEQUENT EVENT(S)

At our annual and special meeting of stockholders held on November 8, 2012, our stockholders approved an amendment to our articles of incorporation to increase the number of authorized shares of our common stock from 300,000,000 to 600,000,000. The articles were amended on April 22, 2013.

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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately USD 267,000 for our operating costs (excluding exploration expenses);
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
  assessments of the acquisitions;
  geological, technical, drilling and processing problems; and
  other factors discussed under the section entitled “Risk Factors” in our annual report on Form 10-K filed on March 28, 2013.

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

We carry out our operations both directly and through participation in ventures with other oil and gas companies. We are actively involved in projects in Tajikistan and Mongolia. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, France and Australia, and shares of CJSC South Petroleum Company, which is involved in a project in the Kyrgyz Republic.

We have no operating income yet and, as a result, depend upon funding from various sources to continue operations and to implement our growth strategy.

Results of Operations (the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012)

Net income/net loss

Net loss for the three-month period ended March 31, 2013, was USD 8,933,264 compared to net income of USD 13,992,917 for the same period in 2012. This decrease of USD 22,926,181 was primarily due to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the three-month period ended March 31, 2013, decreased to USD 1,761,272 from USD 1,779,315 reported for the same period in 2012. This is a decrease of 2% in our total operating expenses, mainly due to decrease of exploration activity at our project in Mongolia.

Personnel costs

For the three-month period ended March 31, 2013, personnel costs increased to USD 722,927 from USD 695,415 for the same period in 2012. This increase of 4% is attributable to higher costs related to equity awards under the stock compensation and stock option plans.

Exploration costs

For the three-month period ended March 31, 2013, we incurred exploration costs of USD 175,098 as compared to USD 277,515 for the same period in 2012. This is a decrease of 37 % and is due to decreased exploration activity at our project in Mongolia.

Consulting fees

For the three-month period ended March 31, 2013, we incurred consulting fees of USD 476,874 as compared to consulting fees of USD 413,796 for the same period in 2012. This is an increase of 15% primarily attributable to consulting costs for data processing service and a decrease of stock based compensation expenses.

For the three-month period ended March 31, 2013, we incurred expenses of USD 8,373 related to equity-based awards to non-employees, as compared to expense of USD 50,233 in the same period in 2012. For the three-month period ended March 31, 2013, we incurred expenses of USD 100,000 related to data processing service for our project in Tajikistan as compared to no expenses in the same period in 2012.

Administrative costs

For the three-month period ended March 31, 2013, we recorded administrative costs of USD 374,443 compared to USD 398,369 for the same period in 2012. This decrease of 6% is mainly attributable to a decrease of office supplies costs and accounting fees.

Non-operating income/expense

For the three-month period ended March 31, 2013, we recorded a non-operating loss of USD 7,171,992 compared to a non-operating income of USD 15,791,303 for the same period in 2012. This is a decrease of USD 22,963,295 and mainly attributable to a change in the value of our investment in Petromanas and a loss in foreign currency exchange difference.

For the three-month period ended March 31, 2013, we recorded a decrease in fair value of investment in associate (Petromanas) of USD 7,148,060 compared to an increase in fair value of investment in associate of USD 15,769,820 for the same period in 2012.

Liquidity and Capital Resources

Our cash balance as of March 31, 2013 was USD 1,272,897. Shareholders’ equity as of March 31, 2013 was USD 22,329,992. As of March 31, 2013, total current assets were USD 11,928,864 and total current liabilities were USD 973,709, resulting in net working capital of USD 10,955,155. Of our cash balance as of March 31, 2013, USD 1,272,897 was on bank accounts of Manas Petroleum Corp. and its subsidiaries. Since our company considers foreign subsidiaries to be permanently invested, taxes will be due in the event of repatriation.

We initially owned 200,000,000 shares of Petromanas Energy. Since July 6,2012, we sold 100,000,000 of these shares to various purchasers and we have agreed not to resell the remaining 100,000,000 until August 14, 2013 without prior agreement from some of those purchasers, unless, before that date, the market price per share equals or exceeds CAD 0.60 for five business days. Of the 100,000,000 common shares of Petromanas held by us at March 31, 2013, none were currently eligible for immediate resale.

Cash Flows (in USD)

	Three-month period ended
	Mar 31, 2013	Mar 31, 2012
Net Cash used in Operating Activities	(1,362,481)	(2,945,620)
Net Cash used in Investing Activities	(33,471)	(77,983)
Net Cash provided by (used in) Financing Activities	(149,636)	67,410
Change in Cash and Cash Equivalents during the Period	(1,545,588)	(2,956,193)

Operating Activities

Net cash used in operating activities of USD 1,362,481 for the three-month period ended March 31, 2013 changed from net cash used of USD 2,945,620 for the same period in 2012. This decrease in net cash used in operating activities of USD 1,583,139, is mainly due to changes in net working capital.

Investing Activities

Net cash used in investing activities of USD 33,471 for the three-month period ended March 31, 2013 changed from net cash used in investing activities of USD 77,983 for the same period in 2012. This decrease of USD 44,512 in cash used in investing activities is mainly attributable to a decrease of purchases of tangible assets.

Financing Activities

Net cash used in financing activities of USD 149,636 for the three-month ended March 31, 2013 changed from net cash provided of USD 67,410 for the same period in 2012. This decrease of USD 217,046 is due to an increase in refundable deposits.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months (in USD):

Expenses	Amount

Corporate	3,200,000 [1]
Kyrgyzstan	746,000 [1]
Mongolia	2,099,000 [2]
Tajikistan	2,295,000 [3]
Business Development	192,000
Total	8,531,000

(1)	The information presented in the table above includes the costs related to our normal operational activities only.
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

Our monthly burn rate (excluding exploration activities) amounts to approximately USD 267,000. Considering our net working capital, our refundable transaction prepayment, and our 100 million shares sellable in August 2013, we believe that we are able to fund our planned operations for the next twelve months.

Plan for Acquisition

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

In connection with this acquisition a refundable cash deposit of USD 10,111,656 was wired to a third party. This cash deposit has been recorded on the Company’s balance sheet as “Transaction Prepayment”. Under the terms of the Option Agreement, this cash deposit remains refundable in case DWM Petroleum withdraws from the purchase agreement. The transaction prepayment of USD 10,111,656 will be netted against the final purchase price which remains to be negotiated. DWM Petroleum is currently in the process of completing the acquisition. It is a step by step transaction and we do not expect completion before the end of the second quarter.

Tajikistan

The Production Sharing Contract for Western and Northwestern Licenses was ratified in May 2012. Before the ratification, the seismic acquisition was finalized. It included regional as well as prospect related 2D seismic campaign. The survey was very complex due to the different landscapes which had to be covered; it included vibroseismic, dynamite seismic and offshore seismic on Lake Kayrakkum.

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

Mongolia

Gobi Energy had originally focused on six sub-basins in Mongolia; after drilling in the Ger Chuluu sub basin and conducting additional studies, Gobi Energy has focused on three sub basins. The strategic approach was adapted because there are not enough potential structures to be drilled. We are currently in discussions with the Mongolian government about extending our licensed area as well as our exploration period, and we anticipate the commitment to change. In case the extension is not obtained, the capitalized exploration costs will be written-off.

Kyrgyzstan

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

The Tuzluk license will expire in May 2013 and DWM has applied for an extension. This acreage borders the Tajik licenses and is part of the same exploration play. In case the extension is not obtained, the investment in associate in the amount of USD 238,304 will be written off.

Investments in associate (14.4% equity investment in Petromanas Energy Inc.)

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

Name Change

At our annual and special meeting of stockholders held on November 8, 2012, our stockholders approved an amendment to our articles of incorporation to change our company’s name to MNP Petroleum Corporation. The name change is subject to the approval of the TSX Venture Exchange.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes for the three-month period ended March 31, 2013 from the risk factors disclosed in the 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On April 22, 2013, we amended our articles of incorporation to increase the number of authorized shares of our common stock from 300,000,000 to 600,000,000 by filing a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada. Our stockholders approved this amendment to our articles of incorporation on November 8, 2012.

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

3.3*	Certificate of Amendment to Articles of Incorporation filed on April 22, 2013
3.4	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 1, 2011)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
4.2	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
4.3	Warrant Indenture dated May 6, 2011 with Equity Financial Trust Company (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Farm-In Agreement, dated October 4, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
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

10.13	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.14	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.15	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.16	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.17	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.18	Share Placement/Purchase Agreement dated September 26, 2010 with Alexander Becker (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.19	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.20	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)
10.21	Form of Lock-Up Agreement with Raymond James Ltd. and executive officers and directors (incorporated by reference to an exhibit to our Registration Statement on Form S-1/A filed on April 28, 2011)
10.22	Escrow Agreement dated May 3, 2011 with Equity Financial Trust Company and our officers and directors (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.23	Consulting Agreement dated effective September 1, 2011 with Brisco Capital Partners Corporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 12, 2011)
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)

Exhibit Number	Description
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAS PETROLEUM CORPORATION
By: /s/ Werner Ladwein
Dr. Werner Ladwein
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 20, 2013

By: /s/ Ari Muljana
Ari Muljana
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 20, 2013