Form 10-Q
period 2013-06-30
MANAS PETROLEUM Corp
filed 2013-08-19
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
172,592,292 shares of common stock as of August 13, 2013.

PART I. —FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	06.30.2013	12.31.2012
	USD	USD
ASSETS
Cash and cash equivalents	178,073	2,842,495
Restricted cash	118,446	122,521
Accounts receivable	140,496	73,309
Investment in associate (Petromanas)	9,974,999	-
Transaction prepayment	-	10,111,656
Other prepaid expenses	158,588	304,504
Total current assets	10,570,602	13,454,485

Tangible fixed assets	144,547	132,435
Investment in associate	238,304	238,304
Oil and gas properties (unproved)	772,855	772,855
Investment in associate (Petromanas)	-	17,462,734
Transaction prepayment	10,111,656	-
Total non-current assets	11,267,362	18,606,328

TOTAL ASSETS	21,837,964	32,060,813

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	561,298	127,283
Accrued expenses exploration costs	312,000	312,000
Other accrued expenses	246,801	166,247
Refundable deposits	246,771	377,125
Total current liabilities	1,366,870	982,655

Pension liabilities	109,401	109,401
Total non-current liabilities	109,401	109,401

TOTAL LIABILITIES	1,476,271	1,092,056

Common Stock (600,000,000 shares authorized as of June 30, 2013 and 300,000,000 shares authorized as of and December 31, 2012, USD 0.001 par value, 172,592,292 and 172,592,292 shares, respectively, issued and outstanding)	172,592	172,592
Additional paid-in capital	78,328,459	77,828,886
Retained deficit accumulated during the exploration stage	(58,190,359)	(47,083,722)
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY	20,361,693	30,968,757

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	21,837,964	32,060,813

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) - UNAUDITED

	For the three months ended		For the six months ended		Period from
	06.30.2013	06.30.2012	06.30.2013	06.30.2012	05.2004 (inception)
	USD	USD	USD	USD	to 06.30.2013
OPERATING REVENUES
Other revenues	-	-	-	-	1,375,728
Total revenues		-	-	-	1,375,728

OPERATING EXPENSES
Personnel costs	(580,808)	(638,542)	(1,303,735)	(1,333,957)	(31,762,825)
Exploration costs	(359,657)	(960,175)	(534,755)	(1,237,690)	(19,655,688)
Depreciation	(13,858)	(11,336)	(25,788)	(25,556)	(358,600)
Consulting fees	(519,078)	(611,258)	(995,952)	(1,025,054)	(13,943,028)
Administrative costs	(349,125)	(460,568)	(723,568)	(858,937)	(17,765,032)
Total operating expenses	(1,822,526)	(2,681,879)	(3,583,798)	(4,481,194)	(83,485,173)

Gain from sale of investment	-	-	-	-	3,864,197
Loss from sale of investment	-	-	-	-	(900)
					-
Operating loss	(1,822,526)	(2,681,879)	(3,583,798)	(4,481,194)	(78,246,148)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	(11,712)	(12,814)	(35,722)	16,798	109,576
Changes in fair value of warrants	-	-	-	-	(10,441,089)
Warrants issuance expense	-	-	-	-	(9,439,775)
Gain from sale of subsidiary	-	-	-	-	57,850,918
Change in fair value of investment in associate	(339,675)	(2,792,540)	(7,487,735)	12,977,280	(20,808,777)
Interest income	765	283	843	365	608,653
Interest expense	-	(6,150)	-	(14,361)	(2,636,708)
Loss on extinguishment of debt	-	-	-	-	(117,049)

Loss from sale of investment in associate		-	-	-	(3,507,397)

Income/(Loss) before taxes and equity in net loss of associate	(2,173,148)	(5,493,100)	(11,106,412)	8,498,888	(66,627,796)

Income taxes	(225)	(312)	(225)	617	(10,760)
Equity in net loss of associate		-	-	-	(24,523)
Net income/(loss) from continuing operations	(2,173,373)	(5,493,412)	(11,106,637)	8,499,505	(66,663,079)

DISCONTINUED OPERATIONS
Gain from divestiture	-	-	-	-	51,663
Operating expenses	-	-	-	-	(647,213)
Income/(Loss) from discontinued operations	-	-	-	-	(595,550)

Net income/(loss)	(2,173,373)	(5,493,412)	(11,106,637)	8,499,505	(67,258,629)

Net loss attributable to non-controlling interest		-	-	-	(18,700)
Net income/(loss) attributable to Manas	(2,173,373)	(5,493,412)	(11,106,637)	8,499,505	(67,277,329)

Currency translation adjustment attributable to Manas		-	-	-	51,001
Net comprehensive income/(loss) attributable to Manas	(2,173,373)	(5,493,412)	(11,106,637)	8,499,505	(67,226,328)

Net comprehensive loss attributable to non-controlling interest		-	-	-	18,700
Net comprehensive income/(loss)	(2,173,373)	(5,493,412)	(11,106,637)	8,499,505	(67,207,628)

Weighted average number of outstanding shares (basic)	172,592,292	172,535,973	172,592,292	172,501,663	124,317,045
Weighted average number of outstanding shares (diluted)	172,592,292	172,535,973	172,592,292	172,834,966	124,317,045

Basic earnings/(loss) per share attributable to Manas	(0.01)	(0.03)	(0.06)	0.05	(0.54)
Basic earnings/(loss) per share - continuing operations	(0.01)	(0.03)	(0.06)	0.05	(0.53)
Basic earnings/(loss) per share - discontinued operations	-	-	-	-	(0.01)
Diluted earnings/(loss) per share attributable to Manas	(0.01)	(0.03)	(0.06)	0.05	(0.54)
Diluted earnings/(loss) per share - continuing operations	(0.01)	(0.03)	(0.06)	0.05	(0.53)
Diluted earnings/(loss) per share - discontinued operations	-	-	-	-	(0.01)

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CASH FLOW STATMENT - UNAUDITED

			Period from
	For the six months ended		05.2004 (inception)
	06.30.2013	06.30.2012	to 06.30.2013
	USD	USD	USD
OPERATING ACTIVITIES
Net income/(loss)	(11,106,637)	8,499,505	(67,258,629)
			-
To reconcile net income/(loss) to net cash used
in operating activities
Gain from sale of subsidiary	-	-	(57,850,918)
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	-	3,508,297
Gain from divestiture of discontinued operations	-	-	(72,000)
Change in fair value of investment in associate	7,487,735	(12,977,280)	20,808,777
Equity in net loss of associate	-	-	24,523
Depreciation	25,788	25,556	358,600
Amortization of debt issuance costs	-	-	349,910
Warrant issuance expense / (income)	-	-	19,880,864
Exchange differences	35,722	(16,798)	(109,576)
Non cash adjustment to exploration costs	-	-	(204,753)
Non cash interest income	-	-	(25,619)
Interest expense on contingently convertible loan	-	-	236,798
Loss on extinguishment of contingently convertible loan	-	-	83,202
Interest expense on debentures	-	-	764,142
Loss on extinguishment of debentures	-	-	33,847
Stock-based compensation	499,573	614,834	27,833,644
Decrease / (increase) in receivables and prepaid expenses	78,729	(223,422)	(295,519)
(Decrease) / increase in accounts payables	434,015	(1,072,609)	51,929
(Decrease) / increase in accrued expenses	80,554	(101,433)	172,592
Change in pension liability	-	-	109,401
Cash flow used in operating activities	(2,464,521)	(5,251,647)	(55,464,685)

INVESTING ACTIVITIES
Transaction prepayment	-	(5,000,000)	(10,111,656)
Capitalized exploration expenditure	-	(93,806)	(460,855)
Purchase of tangible fixed assets and computer software	(37,900)	(75,340)	(622,637)
Sale of tangible fixed assets and computer software	-	4,103	83,429
Proceeds from sale of investment	-	-	26,953,458
Decrease / (increase) restricted cash	4,075	1,199	(118,446)
Acquisition of investment in associate	-	-	(67,747)
Cash flow used investing activities	(33,825)	(5,163,844)	15,655,546

FINANCING ACTIVITIES
Contribution share capital founders	-	-	80,019
Issuance of units	-	-	37,282,734
Issuance of contingently convertible loan	-	-	1,680,000
Issuance of debentures	-	-	3,760,000
Issuance of promissory notes to shareholders	-	-	540,646
Repayment of contingently convertible loan	-	-	(2,000,000)
Repayment of debentures	-	-	(4,000,000)
Repayment of promissory notes to shareholders	-	-	(540,646)
Proceeds from exercise of options	-	-	240,062
Issuance of warrants	-	-	670,571
Proceeds from exercise of warrants	-	-	2,260,959
Cash arising on recapitalization	-	-	6,510
Shareholder loan repaid	-	-	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Repayment of bank loan	-	-	(2,520,000)
Increase in bank loan	-	-	2,520,000
Increase in short-term loan	-	-	917,698
Payment of unit issuance costs	-	-	(2,348,250)
Payment of debt issuance costs	-	-	(279,910)
Increase / (decrease) in refundable deposits	(130,354)	(22,056)	246,771
Cash flow (used in) / from financing activities	(130,354)	(22,056)	39,785,052

Net change in cash and cash equivalents	(2,628,700)	(10,437,547)	(24,087)

Cash and cash equivalents at the beginning of the period	2,842,495	13,629,370	-
Currency translation effect on cash and cash equivalents	(35,722)	16,798	202,160
Cash and cash equivalents at the end of the period	178,073	3,208,621	178,073
	-
Supplement schedule of non-cash investing and financing activities:
Capitalized exploration costs recorded as accruals	-	-	312,000
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay unit issuance costs	-	-	280,172
Warrants issued to pay placement commission expenses	-	-	2,689,910
Debenture interest paid in common shares	-	-	213,479
Forgiveness of advance payment from Petromanas Energy Inc.	-	-	917,698
Initial fair value of shares of investment in Petromanas	-	-	46,406,821
Forgiveness of receivable due from Manas Adriatic GmbH	-	-	(3,449,704)

MANAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT) - UNAUDITED

SHAREHOLDERS' EQUITY/(DEFICIT)	Number of shares	Share capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre-hensive Income/ (Loss)	Total share- holders' equity/(deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction	20,110,400	20,111	(356,732)	-	-	(336,621)
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289
Private placement of units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997
Private placement of units	10,709	11	(11)	-	-	-
Private placement of units, issued for cash	825,227	825	3,521,232	-	-	3,522,057
Currency translation adjustment	-	-	-	-	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)
Balance December 31, 2007	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870

Balance January 1, 2008	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	9,787,978	-	-	9,790,873
Private placement of units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429
Issuance of warrants	-	-	10,110,346	-	-	10,110,346
Beneficial conversion feature	-	-	557,989	-	-	557,989
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)
Net loss for the period	-	-	-	(30,296,106)	-	(30,296,106)
Balance December 31, 2008	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)

Balance January 1, 2009	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)
Adoption of ASC 815-40	-	-	(9,679,776)	9,086,972	-	(592,804)
Reclassification warrants	-	-	10,883,811	-	-	10,883,811
Stock-based compensation	-	-	4,475,953	-	-	4,475,953
Currency translation adjustment	-	-	-	-	7,679	7,679
Net loss for the year	-	-	-	(21,618,015)	-	(21,618,015)
Balance December 31, 2009	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)

Balance January 1, 2010	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)
Exercise of warrants	3,832,133	3,832	2,257,127	-	-	2,260,959
FV adjustment of exercised warrants	-	-	72,644	-	-	72,644
Reclassification warrants	-	-	77,439	-	-	77,439
Stock-based compensation	2,103,527	2,103	4,174,558	-	-	4,176,661
Shares to be issued	-	-	240,062	-	-	240,062
Redeemable shares	-	-	(2,517,447)	-	-	(2,517,447)
Net loss for the year	-	-	-	74,442,353	-	74,442,353
Balance December 31, 2010	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484

Balance January 1, 2011	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484
Stock-based compensation	2,106,082	2,106	797,190	-	-	799,296
TSX listing units, issued for cash	44,450,500	44,451	19,552,378	-	-	19,596,829
Exercise of options	923,317	923	(923)	-	-	-
Redeemable shares	-	-	2,517,447	-	-	2,517,447
Net loss for the year	-	-	-	(53,015,719)	-	(53,015,719)
Balance December 31, 2011	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337

Balance January 1, 2012	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337
Stock-based compensation	125,000	125	1,126,045	-	-	1,126,170
Net loss for the year	-	-	-	(11,778,750)	-	(11,778,750)
Balance December 31, 2012	172,592,292	172,592	77,828,886	(47,083,722)	51,001	30,968,757

Balance January 1, 2013	172,592,292	172,592	77,828,886	(47,083,722)	51,001	30,968,757
Stock-based compensation	-	-	499,573	-	-	499,573
Net loss for the period	-	-	-	(11,106,637)	-	(11,106,637)
Balance June 30, 2013	172,592,292	172,592	78,328,459	(58,190,359)	51,001	20,361,693

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

2. ACCOUNTING POLICIES

The accompanying financial data as of June 30, 2013 and December 31, 2012 and for the three and Six-month periods ended June 30, 2013 and 20112 and for the period from inception, May 25, 2004, to June 30, 2013, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2013 and December 31, 2012, results of operations for the three and Six-month period ended June 30, 2013 and 2012 and for the period from inception, May 25, 2004, to June 30, 2013, cash flows for the Six-month period ended March, 2013 and 2012 and for the period from inception, May 25, 2004, to June 30, 2013 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to June 30, 2013, as applicable, have been made. The result of operations for the three and Six-month period ended June 30, 2013 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In February 2013, the FASB released ASU 2013-02 — Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This Update was issued to end the deferral of new presentation requirements for reclassifications out of accumulated other comprehensive income (required by ASU 2011-05 and subsequently deferred by ASU 2011-12) and to resolve certain cost/benefit concerns related to reporting reclassification adjustments.

This Update provides entities with two basic options for reporting the effect of significant reclassifications — either 1) on the face of the statement where net income is presented or 2) as a separate footnote disclosure. Public entities will report reclassifications in both annual and interim periods, while private entities are only required to report them in annual financial statements.

Under option 1, the effect of significant reclassifications is presented parenthetically by component of OCI on the respective line items of net income. Examples of OCI components include cash flow hedges, unrealized gains and losses on certain marketable securities, pension adjustments and foreign currency translation adjustments. Entities must also parenthetically report the aggregate tax effect of reclassifications in the income tax expense (benefit) line item.

Under option 2, the significant amounts of each component of OCI must be presented in a single footnote. Pre- and net of- tax presentations are both acceptable. For reclassifications that are recorded entirely in net income (e.g., the gain on sale of an available for sale security), the income statement line item affected by the reclassification must be identified. For any reclassification that is not recorded entirely in net income (e.g., pension cost capitalized in inventory), a cross-reference must be provided to the footnote where additional information can be found (e.g., a cross-reference to the pension footnote). The Company adopted option 1 of this ASU, as of January 1, 2013. The adoption did not materially impact the Company’s consolidated financial statements.

4. CASH AND CASH EQUIVALENTS

	USD (held in USD)	USD (held in EUR)	USD (held in CHF)	USD (held in other currencies)	USD Total Jun 30, 2013	USD Total Dec 31, 2012
Cash and cash equivalents	136,143	13,812	22,413	5,705	178,073	2,842,495

Cash and cash equivalents are available to the Group without restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

5. PLAN FOR ACQUISITION

Plan for Acquisition

On December 31, 2012, DWM Petroleum AG, our wholly-owned Swiss subsidiary, entered into a Share Purchase Agreement with an unrelated third party, a small, private company known only in Tajikistan, to purchase, for USD 21,000,000 in cash, 80% of the equity interest in a Swiss company which, at the time of closing of the transaction described in the Share Purchase Agreement, will own a Tajik company (“target company”) which in turn will own 100% of the interest in certain producing oilfield assets located in Tajikistan. The seller’s wholly-owned subsidiary, a small, private company known only in Tajikistan, currently owns the majority of the equity in the target company.

As previously disclosed, DWM Petroleum has already advanced an aggregate of USD 10,111,656 as a deposit on account of the purchase price. If the seller satisfies certain conditions ("Conditions for the next Advance"), DWM Petroleum will be required to make an additional advance of USD 7,000,000 to the seller. DWM Petroleum will be required to pay the remaining balance (USD 3,888,344) of the purchase price to the seller on the closing date, no later than the seventh Business Day after the closing conditions are satisfied.

If the transaction is not completed because the seller does not satisfy the conditions to the next advance, the seller must refund to DWM Petroleum the USD 10,111,656 deposit, subject to payment by DWM Petroleum of a termination fee in the amount of USD 2,000,000 intended to compensate the seller for expenses it has incurred in connection with the transaction. The conditions for the next advance were originally required to be fulfilled on or before March 31, 2013. Effective December 31, 2012, this date was extended to May 30, 2013 pursuant to Amendment 1 to the Share Purchase Agreement. Effective April 30, 2013, this date was further extended to June 30, 2013 pursuant to Amendment 3 to the Share Purchase Agreement. Effective June 27, 2013, seller has fulfilled all conditions for the next payment. Effective June 27, 2013 pursuant to Amendment 4, the date for next advance payment is ninety days of the date the seller has satisfied the requisite conditions.

If DWM Petroleum is required to make the next advance but fails to do so, the seller will be required to refund to DWM Petroleum the USD 10,111,656 deposit previously paid by delivering to DWM Petroleum 65% shares of the company that is the majority owner of the producing oilfield assets being purchased. In that event, DWM Petroleum will also be required to pay to the seller the sum of USD 2,000,000, which is intended to compensate the seller for its expenses.

Completion of the purchase is subject to conditions and the completion of certain ancillary transactions by the seller in respect of the assets to be owned at closing by the target company ("the closing conditions"). These conditions were originally required to be fulfilled or waived on or before April 30, 2013. Effective December 31, 2012, this date was extended to June 27, 2013 pursuant to Amendment 1 to the Share Purchase Agreement. Effective April 30, 2013, this date was further extended to September 27, 2013 pursuant to Amendment 3 to the Share Purchase Agreement.

Effective April 30, 2013, pursuant to Amendment 2 to the Share Purchase Agreement, a condition for the next advance that requires the target company to enter into a certain contract with the Tajik government was changed to the extent that the seller is only required to confirm to DWM Petroleum that the target company has agreed with the responsible government authority, the terms for the aforementioned contract – and not actually signed such contract.

Effective June 27, 2013, the seller has met all conditions and completed certain ancillary transactions required for the next advance payment. Pursuant to the SPA and the amendments mentioned above, the payment of USD 7,000,000 is due by September 27, 2013.

6. TANGIBLE FIXED ASSETS

2013 (in USD)	Office equipment & furniture	Vehicles	Leasehold improvements	Computer software	Total
Cost at Dec 31, 2012	147,141	117,884	47,375	33,212	345,612
Additions	37,900	-	-	-	37,900
Disposals	-	(17,384)	-	-	(17,384)
Cost at Jun 30, 2013	185,041	100,500	47,375	33,212	366,128
Accumulated depreciation at Dec 31, 2012	(112,608)	(50,146)	(47,375)	(3,048)	(213,177)
Depreciation	(3,478)	(11,580)	-	(10,730)	(25,788)
Disposals	-	17,384	-	-	17,384
Accumulated depreciation at Jun 30, 2013	(116,086)	(44,342)	(47,375)	(13,778)	(221,581)
Net book value at Dec 31, 2012	34,533	67,738	-	30,164	132,435
Net book value at Jun 30, 2013	68,955	56,158	-	19,434	144,547

Depreciation expense for the six-month period ended June 30, 2013 and 2012 was USD 25,788 and USD 25,556, respectively. Depreciation expense for the Three-month period ended June 30, 2013 and 2012 was USD 13,858 and USD 11,336 respectively.

7. OIL AND GAS PROPERTIES

Capitalized exploration costs	Mar 31, 2013	Dec 31, 2012
Unproved, not subject to depletion	772,855	772,855
Proved subject to depletion	-	-
Accumulated depletion	-	-
Total capitalized exploration costs	772,855	772,855

During the year 2012, two wells were drilled as part of one large campaign which included three drillings in Mongolia. During the year 2012, the Company capitalized USD 2,998,636 of which USD 2,225,781 was expensed as “Exploration Costs” in the Statement of Operations during the third quarter of 2012 as the two wells were found dry. The Company had a remaining capitalized balance of USD 772,855 as of June 30, 2013. This balance relates to specific costs for the third well still to be drilled including capitalized costs recorded as accruals for USD 312,000.

If the third well is found to be a dry hole, all remaining capitalized costs related to the campaign will de facto be expensed, with the exception of the tangible equipment, which will continue to have a salvage value (it will be either sold or written off). If the well is found to have proven reserves, the capitalized drilling costs will be reclassified as part of the cost of the well. No exploration costs were capitalized during the first and second quarter of 2013.

As of June 27, 2013, we have entered into a Moratorium with the Petroleum Authority of Mongolia. The exploration term shall be suspended for a period of one year and the initial five years exploration term, extended until May 20, 2015; thereafter we would have the possibility to extend the licenses for an additional two years if required. The base for the Moratorium is the lack of drillable economic structures to fulfill our outstanding PSC commitments. Drilling activities will commence once the full evaluation of the new area is completed and drillable economic structures are available to fulfill our outstanding commitments, which is currently four wells.

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

Effective as of February 1, 2013, the Company granted 750,000 stock options to General Research GmbH. Subject to vesting, each stock option is exercisable at a price of CAD 0.15 (USD 0.15) per share for a period of five years vesting over two years in quarterly installments. General Research GmbH provides marketing and investment relations consulting services to Manas Petroleum Corp. and its affiliates.

Effective as of February 1, 2013, the Company granted 1,000,000 stock options to each of Murray Rodgers and Darcy Spady, two of our directors, for an aggregate of 2,000,000 stock options. Subject to vesting, each stock option is exercisable at a price of CAD 0.15 (USD 0.15) per share for a period of ten years and vesting in two years in quarterly installments.

Effective as of June 26, 2013, the Company granted 750,000 stock options to Undiscovered Equities Inc. 250,000 of these stock options are exercisable at a price of USD 0.15 per share, 250,000 are exercisable at a price of USD 0.30 per share, and 250,000 are exercisable at a price of USD 0.45 per share. Subject to vesting, each stock option is exercisable for a period of five years, vesting over one year in quarterly installments. Undiscovered Equities Inc. provides marketing and investment relations consulting services to Manas Petroleum Corp. and its affiliates.

As of February 1, 2013, some of the Company’s directors and officers have agreed to cancel an aggregate of 4,850,000 stock options to allow us to grant stock options to others. Currently, the stock option plan allows the Company to grant stock options to acquire up to a maximum of 10% of the number of issued and outstanding shares of its common stock at the time of the grant.

During the Six-month period ended June 30, 2013 the Company granted a total of 3,500,000 options. During the same period in 2012, no options were granted.

The following table shows the Company's outstanding and exercisable stock options as of June 30, 2013:

Outstanding options 2013	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	15,950,000	USD 0.39	7.04	-
Granted	3,500,000	USD 0.18	7.53	-
Exercised	-	-	-	-
Forfeited, canceled or expired	(5,350,000)	USD 0.62	4.64	-
Outstanding at June 30, 2013	14,100,000	USD 0.24	7.76	-
Exercisable at June 30, 2013	8,297,750	USD 0.28	7.74	-

The following table depicts the Company’s non-vested options as of June 30, 2013 and changes during the period:

		Weighted-average
Non-vested options	Shares under option	grant date fair value
Non-vested at December 31, 2012	5,254,909	USD 0.17
Non-vested granted	3,500,000	USD 0.04
Vested	(2,664,417)	USD 0.15
Non-vested, forfeited or canceled	(288,242)	-
Non-vested at June 30, 2013	5,802,250	USD 0.09

As of June 30, 2013, the expected total of unrecognized compensation costs related to unvested stock-option grants was USD 324,239. The Company expects to recognize this amount over a weighted average period of 0.95 years.

8.2. Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, the Company applies a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

As of June 30, 2013, there were no unrecognized compensation costs related to unvested share grants.

8.3. Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

Stock based compensation	Three-month period ended		Six-month period ended
expenses	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Option grants	205,074	255,926	499,573	579,130
Share grants	-	20,449	-	35,704
Total	205,074	276,375	499,573	614,834
Recorded under “Personnel”	199,835	289,727	502,707	577,951
Recorded under “Consulting fees”	5,239	(13,352)	(3,134)	36,883

9. WARRANTS

Warrants outstanding

The following table summarizes information about the Company’s warrants outstanding as of June 30, 2013:

Warrant series	Number of warrants	Exercise price	Grant date	Expiry date
Unit warrants	44,450,500	0.70	May 6, 2011	May 6, 2014
Total warrants outstanding	44,450,500

The Company has enough shares of common stock authorized in the event these warrants are exercised.

Warrant activity

The following table summarizes the Company’s warrant activity for the Six-month period ended June 30, 2013:

Warrants 2012	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2012	45,934,015	USD 0.70
Granted	-	-
Exercised	-	-
Forfeit or expired	(1,483,515)	USD 0.62
Outstanding at June 30, 2013	44,450,500	USD 0.70

10. INVESTMENT IN PETROMANAS

On February 12, 2010, the Company’s wholly-owned subsidiary DWM Petroleum A.G., signed a Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas Energy Inc. (“Petromanas”). After closing, the Share Purchase Agreement was amended by an amending agreement dated May 25, 2010. As a result of this transaction, the Company acquired 200,000,000 common shares of Petromanas. 100,000,000 of these were issued on March 3, 2010 pursuant to the original terms of the Share Purchase Agreement; the additional 100,000,000 were received on May 26, 2010, pursuant to the amending agreement. The shares were subject to a hold period expiring September 24, 2011 and bore a legend to that effect.

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

DWM Petroleum initially owned 200,000,000 shares of Petromanas Energy. Since July 6, 2012, DWM Petroleum sold 100,000,000 of these shares to various purchasers and it has agreed not to resell the remaining 100,000,000 until August 14, 2013 without prior agreement from some of those purchasers, unless, before that date, the market price per share equals or exceeds CAD 0.60 for five business days. Of the 100,000,000 common shares of Petromanas held by DWM Petroleum at June 30, 2013, none were then eligible for immediate resale.

On June 30, 2013 DWM Petroleum owned and controlled 100,000,000 common shares of Petromanas and it had the right to acquire a further 50,000,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions. The 100,000,000 common shares represent approximately 14.4% of the issued and outstanding common shares of Petromanas.

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

The quoted market price for one common share of Petromanas on June 30, 2013 was CAD 0.105 (USD 0.0998).

During the Six-month periods ended June 30, 2013 and 2012, the Company recorded USD 7,487,735 unrealized loss on investment in Petromanas and USD 12,977,280 unrealized gain on investment, respectively.

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

Effective August 14, 2013 all Petromanas shares held by the Company, are free of any restrictions and are eligible for resale. The Company intends to use these shares for its working capital requirements or pledge them as collateral for a short term financing facility. Pursuant to that we have reclassified the 100 million Petromanas shares from non-current to current assets.

On August 8, 2013 we entered into a Loan Agreement with Tulip Fund NV with a term of 6 months with a roll-over option at the discretion of Manas’ subsidiary DWM Petroleum AG for a further 6 months. As collateral for the loan, DWM Petroleum has agreed to pledge the 100,000,000 shares of Petromanas Energy Inc. We anticipate repaying the loan though other financing measures within the term of the loan. See Foot Note 16 Subsequent Events.

11. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

Company	Country	Equity share	Equity share
		Jun 30, 2013	Dec 31, 2012
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Calgary (3)	Canada	14.4%	14.4%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (8)	Mongolia	74%	74%
Gobi Energy Partners GmbH (9)	Switzerland	74%	74%

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007 (formerly Manas Petroleum AG).
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008
(7)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(8)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). Gobi Energy Partners GmbH holds record title to 100% of Gobi Energy Partners LLC.
(9)

Gobi Energy Partners GmbH was founded in 2010. DWM Petroleum AG holds 74% of Gobi Energy Partners GmbH,. The Company determined that no value needs to be ascribed to the non-controlling interest due to the fact that the non- controlling parties do not carry any costs.

-      CJSC South Petroleum Company

On October 4, 2006 a contract was signed with Santos International Holdings PTY Ltd. (“Santos”) to sell a 70% interest in CJSC South Petroleum Company, Jalalabat for a payment of USD 4,000,000, a two phase work program totalling USD 53,500,000 (Phase 1: USD 11,500,000, Phase 2: USD 42,000,000), additional working capital outlays of USD 1,000,000 per annum and an earn-out of USD 1,000,000 to former DWM shareholders to be settled in shares of Santos if they elect to enter into Phase 2 of the work program. If Santos does not exercise the option to enter into Phase 2, the 70% interest is returned to DWM Petroleum at no cost. On December 2, 2008, Santos announced the commencement of Phase 2 and the earn-out was paid to former DWM shareholders.

In phase 2 of the work program, in the event Santos spends in excess of USD 42,000,000 on the appraisal wells, the Company would be obligated to pay 30% of the excess expenditure.

The Group is not recording its share of the losses. The contractual agreement requires Santos to pay all of the costs as of June 30, 2013.

-      CJSC Somon Oil (Tajikistan)

Until recently, the Company’s interest in CJSC Somon was fully carried by Santos International Ventures Pty Ltd pursuant to a 2007 Option Agreement. On December 21, 2012, Santos International informed the Company that it had decided not to pursue its option. Santos International continued to fund Somon Oil’s operations through January, 2013. Based on the review of the data, management is confident that the project has high exploration potential and we are actively working on establishing a new consortium for this acreage. The Company anticipates that any farm-in agreement, still provide that DWM will be fully carried and there are no liquidated damages in case of failure. Commitments were transferred from 2012/2013 to 2013/2014 to be completed under a new consortium.

-      Related parties

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

	Three-month ended		Six-month ended
Related parties’ transactions	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Affiliates
Management services performed to Petromanas*	(241)	4,194	(11,734)	(11,118)
Board of directors
Payments to directors for office rent	6,288	6,387	12,564	12,935
Payments to related companies controlled by directors for rendered consulting services	89,138	90,540	178,100	183,357

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

During the initial phase of applying for its Chilean Exploration license, the Company formed a joint bidding group with Improved Petroleum Recovery Tranquillo Chile (commonly referred to as “IPR”) and a start-up company called Energy Focus Limitada (“Energy Focus”). Each had a one-third interest. Of its own accord, Energy Focus left the bidding group. The three parties signed a side letter which provided that Energy Focus would have an option to rejoin the bidding group under certain conditions.

Even though Energy Focus had been asked many times to join the group by contributing its prorated share of capital, it failed to do so. Despite this, Energy Focus claims that it is entitled to participate in the consortium at any future time, not just under certain conditions. The Company and IPR believe that Energy Focus no longer has any right to join the bidding group because the conditions specified in the side letter did not occur and can no longer occur.

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from the Company and IPR, and their respective subsidiaries. The Company, IPR and their respective legal counsel were of the view that the Energy Focus claim was without merit, that it was brought in the wrong jurisdiction and that Energy Focus has failed to properly serve the parties. The trial court in Santiago dismissed the case, but the verdict was open to appeal. Energy Focus took an Appeal, which was dismissed by the Chilean courts. Energy Focus has now taken a second Appeal. The Company’s legal advisors are of the opinion that Energy Focus will not succeed in the second Appeal. The Company’s management believes that the ultimate liability, if any, arising from the Energy Focus litigation will not have a material adverse effect on the financial condition, the results of future operations or cash flows of the Company.

At June 30, 2013, there had been no legal actions against any member of the Group in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

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

13. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

Defined benefit plan

The Company maintains Swiss defined benefit plans for eight of its employees. These plans are part of independent collective funds providing pensions combined with life and disability insurance. The assets of the funded plans are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The funds’ benefit obligations are fully reinsured by AXA Winterthur Insurance Company and Baloise Holding Ltd. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

	Three-month ended		Six-month ended
Pension expense	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Net service cost	10,164	5,327	20,328	10,654
Interest cost	4,802	5,944	9,604	11,888
Expected return on assets	(3,853)	(4,976)	(7,706)	(9,952)
Amortization of net gain	4,931	2,654	9,862	5,308
Net periodic pension cost	16,044	8,949	32,088	17,898

During the Six-month period ended June 30, 2013 and 2012, the Company made cash contributions of USD 91,343 and USD 71,197, respectively, to its defined benefit pension plan. The Company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2013.

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

Financial assets and liabilities carried at fair value as of June 30, 2013:

Financial assets 2013 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	9,974,999	-	-
Net periodic pension cost	-	-	-

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the Six-month ended June 30, 2013 (in USD):

Balance at Jan 1, 2013	17,462,734
Total gains (losses) realized and unrealized:
Included in earnings - unrealized	(7,148,060)
Included in earnings - realized	-
Included in other comprehensive income	-
Proceeds from sale of investment in associate	-
Net transfer in/(out) of level 2	(10,314,674)
Balance at Jun 30, 2013	-

14.2. Fair Value of Financial Instruments

In addition to the methods and assumptions the Company uses to record the fair value of financial instruments as discussed in the Fair Value Measurements section above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments.

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
  Accounts Payable – carrying amount approximated fair value.
  Refundable deposits – carrying amount approximated fair value.

The fair value of the Company’s financial instruments is presented in the table below (in USD):

	Jun 30, 2013		Dec 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Cash and cash equivalents	178,073	178,073	2,842,495	2,842,495	1	Note 4
Restricted cash	118,446	118,446	122,521	122,521	1
Transaction prepayment	10,111,656	10,111,656	10,111,656	10,111,656	1	Note 5
Accounts receivable	140,496	140,496	73,309	73,309	1
Investment in Petromanas	9,974,999	9,974,999	17,462,734	17,462,734	1/2	Note 10
Accounts Payable	561,298	561,298	127,283	127,283	1

Refundable Deposits	246,771	246,771	377,125	377,125	1

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three-month period ended		Six-month period ended
	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012

Company posted	Net loss	Net loss	Net loss	Net Income

Basic weighted average shares outstanding	172,592,292	172,535,973	172,592,292	172,501,633

Dilutive effect of common stock equivalents:

- stock options and non-vested stock under employee compensation plans	-	-	-	333,333

Diluted weighted average shares outstanding	172,592,292	173,535,973	172,592,292	172,834,966

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

	Three-month ended		Six-month ended
Stock equivalent	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Options	14,100,000	15,950,000	14,100,000	15,950,000
Warrants	44,450,000	45,934,015	44,450,000	45,934,015
Non-vested shares	-	166,667	-	-
Total	58,550,000	62,050,682	58,550,000	61,884,015

16. SUBSEQUENT EVENT(S)

Effective July 31, 2013, Ari Muljana, our Chief Financial Officer and Treasurer, has resigned from his positions of Chief Financial Officer and Treasurer. There were no disagreements between Mr. Muljana and our company on any matter relating to our operations, policies or practices. Mr. Muljana relocated to Asia to complete his education, now wishes to pursue other professional and personal opportunities in Asia. We are greatly thankful to Mr. Muljana for his service and commitments as our Chief Financial Officer and Treasurer and wish him great success in his future endeavors.

Effective August 1, 2013, our Board of Directors appointed Peter-Mark Vogel as our Interim Chief Financial Officer and Treasurer. Mr. Vogel is expected to hold these positions until our Board of Directors finds a permanent replacement for the positions of Chief Financial Officer and Treasurer. Mr. Vogel continues to be our Secretary.

On August 8, 2013, the Company’s wholly-owned subsidiary, DWM Petroleum AG, signed a Loan Agreement with Tulip Fund NV, a tax exempt collective investment fund incorporated under the laws of the Netherlands, with a six month term and a roll-over option of up to six months at the discretion of DWM Petroleum, with one month notice prior to expiry of the first 6 month term and subject to agreement on the terms of the extension. The loan is in a principal amount of EURO 4,000,000 (USD 5,322,920) and carries a per annum interest rate of 4.5%, which accrues and is payable in one lump sum at the end of term. As collateral for the loan, DWM Petroleum has agreed to pledge all of its right, title and interest in 100,000,000 shares of Petromanas Energy Inc.

DWM Petroleum has the right to prepay the Loan in whole or in part without any penalties or damages.

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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately USD 315,000 for our operating costs (excluding exploration expenses);
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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance; except as required by applicable law, including the securities laws of the United States and Canada, and we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations (the Six-month period ended June 30, 2013 compared to the Six-month period ended June 30, 2012)

Net income/net loss

Net loss for the six-month period ended June 30, 2013, was USD 11,106,637 compared to net income of USD 8,499,505 for the same period in 2012. This decrease of USD 19,606,142 was primarily due to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the six-month period ended June 30, 2013, decreased to USD 3,583,798 from USD 4,481,194 reported for the same period in 2012. This is a decrease of 20% in our total operating expenses, mainly due to decrease of exploration activity at our project in Mongolia.

Personnel costs

For the six-month period ended June 30, 2013, personnel costs decreased to USD 1,303,735 from USD 1,333,957 for the same period in 2012. This decrease of 2% is attributable to lower costs related to training and education and to equity awards under the stock option plan.

Exploration costs

For the six-month period ended June 30, 2013, we incurred exploration costs of USD 534,755 as compared to USD 1,237,690 for the same period in 2012. This is a decrease of 57% and is due to decreased exploration activity at our project in Mongolia.

Consulting fees

For the six-month period ended June 30, 2013, we incurred consulting fees of USD 995,952 as compared to consulting fees of USD 1,025,054 for the same period in 2012. This is a decrease of 3% primarily attributable to consulting costs for data processing service and a decrease of stock based compensation expenses.

For the six-month period ended June 30, 2013, we incurred negative expenses of USD 3,134 related to equity-based awards to non-employees, as compared to expense of USD 36,883 in the same period in 2012. For the Six-month period ended June 30, 2013, we incurred expenses of USD 100,000 related to data processing service for our project in Tajikistan as compared to no expenses in the same period in 2012.

Administrative costs

For the six-month period ended June 30, 2013, we recorded administrative costs of USD 723,568 compared to USD 858,937 for the same period in 2012. This decrease of 16% is mainly attributable to a decrease of office material and supplies costs and accounting fees.

Non-operating income/expense

For the six-month period ended June 30, 2013, we recorded a non-operating loss of USD 7,522,614 compared to a non-operating income of USD 12,980,082 for the same period in 2012. This is a decrease of USD 20,502,696 and mainly attributable to a change in the value of our investment in Petromanas and a loss in foreign currency exchange difference.

For the six-month period ended June 30, 2013, we recorded a decrease in fair value of investment in associate (Petromanas) of USD 7,487,735 compared to an increase in fair value of investment in associate of USD 12,977,280 for the same period in 2012.

Results of Operations (the Three-month period ended June 30, 2013 compared to the Three-month period ended June 30, 2012)

Net income/net loss

Net loss for the three-month period ended June 30, 2013, was USD 2,173,373 compared to net loss of USD 5,493,412 for the same period in 2012. This decrease of USD 3,320,039 was primarily due to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the three-month period ended June 30, 2013, decreased to USD 1,822,526 from USD 2,681,879 reported for the same period in 2012. This is a decrease of 32% in our total operating expenses, mainly due to decrease of exploration activity at our project in Mongolia.

Personnel costs

For the three-month period ended June 30, 2013, personnel costs decreased to USD 580,808 from USD 638,542 for the same period in 2012. This decrease of 9% is attributable to lower costs related to training and education and to equity awards under the stock option plan.

Exploration costs

For the three-month period ended June 30, 2013, we incurred exploration costs of USD 359,657 as compared to USD 960,175 for the same period in 2012. This is a decrease of 63% and is due to decreased exploration activity at our project in Mongolia.

Consulting fees

For the three-month period ended June 30, 2013, we incurred consulting fees of USD 519,078 as compared to consulting fees of USD 611,258 for the same period in 2012. This is a decrease of 15% primarily attributable to a decrease of stock based compensation expenses.

Administrative costs

For the three-month period ended June 30, 2013, we recorded administrative costs of USD 349,125 compared to USD 460,568 for the same period in 2012. This decrease of 24% is mainly attributable to a decrease of office material and supplies.

Non-operating income/expense

For the three-month period ended June 30, 2013, we recorded a non-operating loss of USD 350,622 compared to a non-operating loss of USD 2,811,221 for the same period in 2012. This is a decrease of USD 2,460,599 and mainly attributable to a change in the value of our investment in Petromanas.

For the three-month period ended June 30, 2013, we recorded a decrease in fair value of investment in associate (Petromanas) of USD 339,675 compared to a decrease in fair value of investment in associate of USD 2,792,540 for the same period in 2012.

Liquidity and Capital Resources

Our cash balance as of June 30, 2013 was USD 178,073. Shareholders’ equity as of June 30, 2013 was USD 20,361,693. As of June 30, 2013, total current assets were USD 10,570,602 and total current liabilities were USD 1,366,870, resulting in net working capital of USD 9,203,732. Of our cash balance as of June 30, 2013, USD 178,073 was on bank accounts of Manas Petroleum Corp. and its subsidiaries. Since our company considers foreign subsidiaries to be permanently invested, taxes will be due in the event of repatriation.

We initially owned 200,000,000 shares of Petromanas Energy. Since July 6, 2012, we sold 100,000,000 of these shares to various purchasers and we have agreed not to resell the remaining 100,000,000 until August 14, 2013 without prior agreement from some of those purchasers, unless, before that date, the market price per share equals or exceeds CAD 0.60 for five business days. Of the 100,000,000 common shares of Petromanas held by us at June 30, 2013, none were then eligible for immediate resale.

Cash Flows (in USD)

	Six-month period ended
	Jun 30, 2013	Jun 30, 2012
Net Cash used in Operating Activities	(2,469,050)	(5,251,647)
Net Cash used in Investing Activities	(29,296)	(5,163,844)
Net Cash used in Financing Activities	(130,354)	(22,056)
Change in Cash and Cash Equivalents during the Period	(2,628,700)	(10,437,547)

Operating Activities

Net cash used in operating activities of USD 2,469,050 for the six-month period ended June 30, 2013 changed from net cash used of USD 5,251,647 for the same period in 2012. This decrease in net cash used in operating activities of USD 2,782,597, is mainly due to changes in net working capital.

Investing Activities

Net cash used in investing activities of USD 29,296 for the six-month period ended June 30, 2013 changed from net cash used in investing activities of USD 5,163,844 for the same period in 2012. This decrease of USD 5,134,548 in cash used in investing activities is mainly attributable to a decrease of transaction prepayment.

Financing Activities

Net cash used in financing activities of USD 130,354 for the six-month ended June 30, 2013 changed from net cash used of USD 22,056 for the same period in 2012. This increase of USD 108,298 is due to an increase in refundable deposits.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months (in USD):

Expenses	Amount

Corporate	2,935,000 [1]
Kyrgyzstan	200,000 [1]
Mongolia	899,000 [2]
Tajikistan	1,809,000 [3]
Business Development	120,000
Total	5,963,000

(1)	The information presented in the table above includes the costs related to our normal operational activities only.
(2)

The information presented in the table above includes the costs related to our normal operational activities and planned seismic/drilling activities only. It does not include financial commitments as we are subject to certain expenditures and commitments in order to maintain our licenses which are currently pending re-negotiations.

(3)	The information presented in the table above includes the costs related to our normal operational activities and development of infrastructure but does not include any drilling/seismic activity.

Our monthly burn rate (excluding exploration expenses) amounts to approximately USD 315,000. Our monthly burn rate for corporate office only, amounts to approximately USD 245,000. We plan to fund our planned short term operations over the subsequent loan of EUR 4,000,0000. For the long term financial needs we are in negotiations with various interested farm-in partners and believe that we are able to fund our planned operations for the next twelve months.

Plan for Acquisition

On December 31, 2012, DWM Petroleum AG, our wholly-owned Swiss subsidiary, entered into a Share Purchase Agreement with an unrelated third party, a small, private company known only in Tajikistan, to purchase, for USD 21,000,000 in cash, 80% of the equity interest in a Swiss company which, at the time of closing of the transaction described in the Share Purchase Agreement, will own a Tajik company (“target company”) which in turn will own 100% of the interest in certain producing oilfield assets located in Tajikistan. The seller’s wholly-owned subsidiary, a small, private company known only in Tajikistan, currently owns the majority of the equity in the target company.

As previously disclosed, DWM Petroleum has already advanced an aggregate of USD 10,111,656 as a deposit on account of the purchase price. If the seller satisfies certain conditions ("Conditions for the next Advance"), DWM Petroleum will be required to make an additional advance of USD 7,000,000 to the seller. DWM Petroleum will be required to pay the remaining balance (USD 3,888,344) of the purchase price to the seller on the closing date, no later than the seventh Business Day after the closing conditions are satisfied.

If the transaction is not completed because the seller does not satisfy the conditions to the next advance, the seller must refund to DWM Petroleum the USD 10,111,656 deposit, subject to payment by DWM Petroleum of a termination fee in the amount of USD 2,000,000 intended to compensate the seller for expenses it has incurred in connection with the transaction. The conditions for the next advance were originally required to be fulfilled on or before March 31, 2013. Effective December 31, 2012, this date was extended to May 30, 2013 pursuant to Amendment 1 to the Share Purchase Agreement. Effective April 30, 2013, this date was further extended to June 30, 2013 pursuant to Amendment 3 to the Share Purchase Agreement. Effective June 27, 2013, seller has fulfilled all conditions for the next payment. Effective June 27, 2013 pursuant to Amendment 4, the date for next advance payment is ninety days of the date the seller has satisfied the requisite conditions.

If DWM Petroleum is required to make the next advance but fails to do so, the seller will be required to refund to DWM Petroleum the USD 10,111,656 deposit previously paid by delivering to DWM Petroleum 65% shares of the company that is the majority owner of the producing oilfield assets being purchased. In that event, DWM Petroleum will also be required to pay to the seller the sum of USD 2,000,000, which is intended to compensate the seller for its expenses.

Completion of the purchase is subject to conditions and the completion of certain ancillary transactions by the seller in respect of the assets to be owned at closing by the target company ("the closing conditions"). These conditions were originally required to be fulfilled or waived on or before April 30, 2013. Effective December 31, 2012, this date was extended to June 27, 2013 pursuant to Amendment 1 to the Share Purchase Agreement. Effective April 30, 2013, this date was further extended to September 27, 2013 pursuant to Amendment 3 to the Share Purchase Agreement.

Effective April 30, 2013, pursuant to Amendment 2 to the Share Purchase Agreement, a condition for the next advance that requires the target company to enter into a certain contract with the Tajik government was changed to the extent that the seller is only required to confirm to DWM Petroleum that the target company has agreed with the responsible government authority, the terms for the aforementioned contract – and not actually signed such contract.

Effective June 27, 2013, the seller has met all conditions and completed certain ancillary transactions required for the next advance payment. Pursuant to the SPA and the amendments mentioned above, the payment of USD 7,000,000 is due by September 27, 2013.

Tajikistan

The Production Sharing Contract for the Western and Northwestern Licenses was ratified in May 2012. Before the ratification, the company acquired 1,211 Km of onshore and offshore 2D seismic. It included regional as well as prospect related 2D seismic campaign. The survey was very complex due to the different landscapes which had to be covered. It consisted of vibro-seismic, dynamite seismic and offshore seismic on Lake Kayrakkum.

Until recently, our interest in the Somon Oil project was fully carried by Santos International Ventures Pty Ltd pursuant to a 2007 Option Agreement. On December 21, 2012, Santos International informed us that it had decided not to pursue its option. Santos International continued to fund Somon Oil’s operations through January, 2013. Based on the review of the data, we are confident that the project has high exploration potential and we are actively working on establishing a new consortium for this acreage. We anticipate that any farm-in agreement, with a new consortium will provide that DWM will be fully carried and there are no liquidated damages in case of failure. Commitments were transferred from 2012/2013 to 2013/2014 to be completed under a new consortium.

Mongolia

Our subsidiary Gobi Energy Partners GmbH holds a 100% working interest in the two exploration blocks onshore Mongolia. The original area of the two license blocks which covered approximately 20,000 square kilometers was reduced after relinquishment in April, 2012 and April, 2013 to approximately 3,000 square kilometers. Gobi Energy had originally focused on six sub-basins in Mongolia; after drilling in the Ger Chuluu sub basin and conducting additional studies, Gobi Energy remains focused on three sub basins. However we believe that the economic potential of these sub basins, does not justify placing all outstanding commitments in the remaining area. Therefore in June, 2013, Gobi Energy signed a moratorium with the government of Mongolia for the duration of one year, during which the government should award us with relinquished areas from bordering blocks. The base for the Moratorium is the lack of drillable economic structures to fulfill our outstanding PSC commitments. If the relinquished areas from bordering blocks are not awarded or if we decide not to pursue the drilling campaign, the capitalized exploration costs will be written-off.

Kyrgyzstan

Our wholly-owned subsidiary, DWM Petroleum AG, owns 25% of the issued shares of South Petroleum Company (SPC), a Kyrgyz company incorporated in 2004. Pursuant to a farm in agreement dated October 4, 2006 and a majority shareholder agreement dated November 13, 2006 Santos Limited owns 70% of South Petroleum Company and Kyrgyz government entity, Kyrgyzneftegaz, owns the remaining five percent. South Petroleum Company originally owned five exploration licenses covering a total area of approximately 569,578 acres (or 2,305 km2). From the original five licenses, the remaining one license, which borders Manas Tajik licenses and is part of the same exploration play, expired on May 12, 2013 and we have applied for an extension. The renewal of the Tuzluk license was submitted in March 2013 and we are currently waiting for an answer. In case the extension is not obtained, the investment in associate in the amount of USD 238,304 will be written off.

Investments in associate (14.4% equity investment in Petromanas Energy Inc.)

DWM Petroleum owns approximately 14.4 % of the issued common shares of Petromanas Energy Inc. (TSXV: PMI). DWM Petroleum acquired its equity interest in Petromanas Energy in exchange for all of the issued shares of Petromanas Albania GmbH (formerly known as Manas Adriatic GmbH) in a transaction that closed on February 24, 2010. On May 16, 2012 Petromanas successfully completed a farm out agreement with a wholly owned subsidiary of Royal Dutch Shell for Blocks 2 & 3 onshore Albania. The company drilled Shpirag-2 which reached TD of 5,500 and will be tested in the near future. On June 24, 2013 Petromanas Energy entered into an amended farm out agreement. Pursuant to this agreement Shell will acquire a further 25% participating interest in the Blocks. Petromanas remains the operator of the Blocks and the Joint Operating Agreement between the parties remains in force and unchanged.

On December 31, 2012, Petromanas Energy acquired Gallic Energy, which has assets in France and Australia. More information on Petromanas Energy Inc. can be retrieved from their website www.petromanas.com.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from our company and IPR, and our respective subsidiaries. Our company, IPR and our respective legal counsel are of the view that the Energy Focus claim is without merit, that it was brought in the wrong jurisdiction and that Energy Focus has failed to properly serve the parties. The trial court in Santiago dismissed the case, but the verdict was open to appeal. Energy Focus took an Appeal, and that too was dismissed by the Chilean courts. Energy Focus has now taken a second Appeal. Our legal advisors are of the opinion that Energy Focus will not succeed in the second Appeal. Our management believes that the ultimate liability, if any, arising from the Energy Focus litigation will not have a material adverse effect on the financial condition, the results of future operations or cash flows of our company.

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes for the six-month period ended June 30, 2013 from the risk factors disclosed in the 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Effective July 31, 2013, Ari Muljana, our Chief Financial Officer and Treasurer, has resigned from his positions of Chief Financial Officer and Treasurer. There were no disagreements between Mr. Muljana and our company on any matter relating to our operations, policies or practices. Mr. Muljana relocated to Asia to complete his education, now wishes to pursue other professional and personal opportunities in Asia. We are greatly thankful to Mr. Muljana for his service and commitments as our Chief Financial Officer and Treasurer and wish him great success in his future endeavors.

Effective August 1, 2013, our Board of Directors appointed Peter-Mark Vogel as our Interim Chief Financial Officer and Treasurer. Mr. Vogel is expected to hold these positions until our Board of Directors finds a permanent replacement for the positions of Chief Financial Officer and Treasurer. Mr. Vogel continues to be our Secretary.

On August 8, 2013, the Company’s wholly-owned subsidiary, DWM Petroleum AG, signed a Loan Agreement with Tulip Fund NV, a tax exempt collective investment fund incorporated under the laws of the Netherlands, with a six month term and a roll-over option of up to six months at the discretion of DWM Petroleum, with one month notice prior to expiry of the first 6 month term and subject to agreement on the terms of the extension. The loan is in a principal amount of EURO 4,000,000 (USD 5,322,920) and carries a per annum interest rate of 4.5%, which accrues and is payable in one lump sum at the end of term. As collateral for the loan, DWM Petroleum has agreed to pledge all of its right, title and interest in 100,000,000 shares of Petromanas Energy Inc.

DWM Petroleum has the right to prepay the Loan in whole or in part without any penalties or damages.

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

3.3	Certificate of Amendment to Articles of Incorporation filed on April 22, 2013 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on May 20, 2013)
3.4	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on November 1, 2011)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Form of Debenture (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 16, 2008)
4.2	Form of Loan Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 25, 2008)
4.3	Warrant Indenture dated May 6, 2011 with Equity Financial Trust Company (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Farm-In Agreement, dated October 4, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)

Exhibit Number	Description
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

10.13	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.14	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.15	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.16	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.17	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.18	Share Placement/Purchase Agreement dated September 26, 2010 with Alexander Becker (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.19	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.20	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)
10.21	Form of Lock-Up Agreement with Raymond James Ltd. and executive officers and directors (incorporated by reference to an exhibit to our Registration Statement on Form S-1/A filed on April 28, 2011)

Exhibit Number	Description
10.22	Escrow Agreement dated May 3, 2011 with Equity Financial Trust Company and our officers and directors (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.23	Consulting Agreement dated effective September 1, 2011 with Brisco Capital Partners Corporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 12, 2011)
10.24

Share Purchase Agreement dated December 31, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K/A filed on June 28, 2013) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.25

Amendment 1 to Share Purchase Agreement effective December 31, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K/A filed on June 28, 2013) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.26

Amendment 2 to Share Purchase Agreement effective December 31, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K/A filed on June 28, 2013) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.27

Amendment 3 to Share Purchase Agreement effective December 31, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K/A filed on June 28, 2013) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.28	Consulting agreement dated June 18, 2013 with Undiscovered Equities Inc. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 11, 2013)
10.29	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 11, 2013)
10.30*	Loan Agreement dated August 8, 2013 between DWM Petroleum AG and Tulip Fund NV
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAS PETROLEUM CORPORATION

By
/s/ Dr. Werner Ladwein
Dr. Werner Ladwein
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 19, 2013

By
/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 19, 2013