Form 10-Q
period 2013-09-30
MANAS PETROLEUM Corp
filed 2013-11-18
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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
172,592,292 shares of common stock as of November 18, 2013.

PART I. —FINANCIAL INFORMATION

Item 1. Financial Statements.

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	09.30.2013	12.31.2012
	USD	USD
ASSETS
Cash and cash equivalents	40'498	2'842'495
Restricted cash	119'266	122'521
Accounts receivable	100'744	73'309
Investment in associate (Petromanas)	13'091'894	-
Transaction prepayment	-	10'111'656
Other prepaid expenses	113'591	304'504
Total current assets	13'465'993	13'454'485

Tangible fixed assets	138'534	132'435
Investment in associate	-	238'304
Oil and gas properties (unproved)	772'855	772'855
Investment in associate (Petromanas)	-	17'462'734
Transaction prepayment	10'111'656	-
Total non-current assets	11'023'045	18'606'328

TOTAL ASSETS	24'489'038	32'060'813

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	1'672'909	127'283
Accrued expenses exploration costs	312'000	312'000
Other accrued expenses	175'467	166'247
Refundable deposits	246'771	377'125
Short term debt to related party	8'112	-
Total current liabilities	2'415'259	982'655

Pension liabilities	109'401	109'401
Total non-current liabilities	109'401	109'401

TOTAL LIABILITIES	2'524'660	1'092'056

Common Stock (600,000,000 shares authorized as of September 30, 2013 and December 31, 2012, USD 0.001 par value, 172,592,292 and 172,592,292 shares, respectively, issued and outstanding)	172'592	172'592
Additional paid-in capital	78'530'436	77'828'886
Retained deficit accumulated during the exploration stage	(56'789'651)	(47'083'722)
Currency translation adjustment	51'001	51'001
TOTAL SHAREHOLDERS' EQUITY	21'964'378	30'968'757

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	24'489'038	32'060'813

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) - UNAUDITED

	For the three months ended		For the nine months ended
					Period from
	09.30.2013	09.30.2012	09.30.2013	09.30.2012	05.2004(inception)
	USD	USD	USD	USD	to 09.30.2013
OPERATING REVENUES
Other revenues	-	-	-	-	1,375,728
Total revenues		-	-	-	1,375,728

OPERATING EXPENSES
Personnel costs	(448,736)	(644,165)	(1,752,471)	(1,978,122)	(32,211,561)
Exploration costs	(468,191)	(3,720,565)	(1,002,946)	(4,958,255)	(20,123,879)
Depreciation	(23,655)	(12,572)	(40,385)	(38,128)	(373,197)
Consulting fees	(446,174)	(391,336)	(1,442,126)	(1,416,390)	(14,389,202)
Administrative costs	(280,780)	(392,214)	(1,008,877)	(1,251,151)	(18,050,341)
Total operating expenses	(1,667,536)	(5,160,852)	(5,246,805)	(9,642,046)	(85,148,180)

Gain from sale of investment	-	-	-	-	3,864,197
Loss from sale of investment	-	-	-	-	(900)
					-
Operating loss	(1,667,536)	(5,160,852)	(5,246,805)	(9,642,046)	(79,909,155)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	(52,786)	46,859	(88,509)	63,657	56,789
Changes in fair value of warrants	-	-	-	-	(10,441,089)
Warrants issuance expense	-	-	-	-	(9,439,775)
Gain from sale of subsidiary	-	-	-	-	57,850,918
Change in fair value of investment in associate	3,116,895	(6,671,220)	(4,370,840)	6,306,060	(17,691,882)
Interest income	5	2,169	703	2,534	608,513
Interest expense	(391)	(8,943)	(246)	(23,304)	(2,636,954)
Loss on extinguishment of debt	-	-	-	-	(117,049)

Loss from sale of investment in associate		(3,507,397)	-	(3,507,397)	(3,507,397)

Income/(Loss) before taxes and equity in net loss of associate	1,396,187	(15,299,384)	(9,705,697)	(6,800,496)	(65,227,081)

Income taxes	(7)	(241)	(233)	376	(10,768)
Equity in net loss of associate		-	-	-	(24,523)
Net income/(loss) from continuing operations	1,396,180	(15,299,625)	(9,705,929)	(6,800,120)	(65,262,371)

DISCONTINUED OPERATIONS
Gain from divestiture	-	-	-	-	51,663
Operating expenses	-	-	-	-	(647,213)
Income/(Loss) from discontinued operations	-	-	-	-	(595,550)

Net income/(loss)	1,396,180	(15,299,625)	(9,705,929)	(6,800,120)	(65,857,921)

Net loss attributable to non-controlling interest		-	-	-	(18,700)
Net income/(loss) attributable to Manas	1,396,180	(15,299,625)	(9,705,929)	(6,800,120)	(65,876,621)

Currency translation adjustment attributable to Manas		-	-	-	51,001
Net comprehensive income/(loss) attributable to Manas	1,396,180	(15,299,625)	(9,705,929)	(6,800,120)	(65,825,620)

Net comprehensive loss attributable to non-controlling interest		-	-	-	18,700
Net comprehensive income/(loss)	1,396,180	(15,299,625)	(9,705,929)	(6,800,120)	(65,806,920)

Weighted average number of outstanding shares (basic)	172,592,292	172,592,292	172,592,292	172,532,073	126,903,976
Weighted average number of outstanding shares (diluted)	172,592,292	172,592,292	172,592,292	172,532,073	126,903,976

Basic earnings/(loss) per share attributable to Manas	0.01	(0.09)	(0.06)	(0.04)	(0.52)
Basic earnings/(loss) per share - continuing operations	0.01	(0.09)	(0.06)	(0.04)	(0.50)
Basic earnings/(loss) per share - discontinued operations	-	-	-	-	(0.01)
Diluted earnings/(loss) per share attributable to Manas	0.01	(0.09)	(0.06)	(0.04)	(0.52)
Diluted earnings/(loss) per share - continuing operations	0.01	(0.09)	(0.06)	(0.04)	(0.50)
Diluted earnings/(loss) per share - discontinued operations	-	-	-	-	(0.01)

MANAS PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CASH FLOW STATMENT - UNAUDITED

Period from
	For the nine months ended		05.2004 (inception)
	09.30.2013	09.30.2012	to 09.30.2013
	USD	USD	USD
OPERATING ACTIVITIES
Net income/(loss)	(9'705'929)	(6'800'120)	(65'857'921)
-
To reconcile net income/(loss) to net cash used in operating activities
Gain from sale of subsidiary	-	-	(57'850'918)
Gain from sale of investment	-	-	(3'864'197)
Loss from sale of investment	-	3'507'397	3'508'297
Gain from divestiture of discontinued operations	-	-	(72'000)
Change in fair value of investment in associate	4'370'840	(6'306'060)	17'691'882
Equity in net loss of associate	-	-	24'523
Depreciation	40'385	38'128	373'197
Impairment of associate	238'304	-	238'304
Amortization of debt issuance costs	-	-	349'910
Warrant issuance expense / (income)	-	-	19'880'864
Exchange differences	88'509	(63'657)	(56'789)
Non cash adjustment to exploration costs	-	-	(204'753)
Non cash interest income	-	-	(25'619)
Interest expense on contingently convertible loan	-	-	236'798
Loss on extinguishment of contingently convertible loan	-	-	83'202
Interest expense on debentures	-	-	764'142
Loss on extinguishment of debentures	-	-	33'847
Stock-based compensation	701'550	875'658	28'035'621
Decrease / (increase) in receivables and prepaid expenses	163'478	(335'418)	(210'770)
(Decrease) / increase in accounts payables	1'545'626	(947'528)	1'163'540
(Decrease) / increase in accrued expenses	9'220	1'125'169	101'258
Change in pension liability	-	-	109'401
Cash flow used in operating activities	(2'548'017)	(8'906'431)	(55'548'181)

INVESTING ACTIVITIES
Transaction prepayment	-	(10'000'000)	(10'111'656)
Capitalized exploration expenditure	-	(307'856)	(460'855)
Purchase of tangible fixed assets and computer software	(6'099)	(75'340)	(590'836)
Sale of tangible fixed assets and computer software	-	4'103	83'429
Proceeds from sale of investment	-	12'115'648	26'953'458
Decrease / (increase) restricted cash	3'255	10	(119'266)
Acquisition of investment in associate	-	-	(67'747)
Cash flow used investing activities	(2'844)	1'736'565	15'686'527

FINANCING ACTIVITIES
Contribution share capital founders	-	-	80'019
Issuance of units	-	-	37'282'734
Issuance of contingently convertible loan	-	-	1'680'000
Issuance of debentures	-	-	3'760'000
Issuance of promissory notes to shareholders	-	-	540'646
Repayment of contingently convertible loan	-	-	(2'000'000)
Repayment of debentures	-	-	(4'000'000)
Repayment of promissory notes to shareholders	-	-	(540'646)
Proceeds from exercise of options	-	-	240'062
Issuance of warrants	-	-	670'571
Proceeds from exercise of warrants	-	-	2'260'959
Cash arising on recapitalization	-	-	6'510
Shareholder loan repaid	-	-	(3'385'832)
Shareholder loan raised	-	-	4'653'720
Repayment of bank loan	-	-	(2'520'000)
Increase in bank loan	-	-	2'520'000
Increase in short-term loan	8'112	-	925'810
Payment of unit issuance costs	-	-	(2'348'250)
Payment of debt issuance costs	-	-	(279'910)
Increase / (decrease) in refundable deposits	(130'354)	(39'568)	246'771
Cash flow (used in) / from financing activities	(122'242)	(39'568)	39'793'164

Net change in cash and cash equivalents	(2'673'103)	(7'209'434)	(68'490)

Cash and cash equivalents at the beginning of the period	2'842'495	13'629'370	-
Currency translation effect on cash and cash equivalents	(128'894)	63'657	108'988
Cash and cash equivalents at the end of the period	40'498	6'483'593	40'498
-
Supplement schedule of non-cash investing and financing activities:
Capitalized exploration costs recorded as accruals	-	-	312'000
Forgiveness of debt by major shareholder	-	-	1'466'052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193'003
Warrants issued to pay unit issuance costs	-	-	280'172
Warrants issued to pay placement commission expenses	-	-	2'689'910
Debenture interest paid in common shares	-	-	213'479
Forgiveness of advance payment from Petromanas Energy Inc.	-	-	917'698
Initial fair value of shares of investment in Petromanas	-	-	46'406'821
Forgiveness of receivable due from Manas Adriatic GmbH	-	-	(3'449'704)

MANAS PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT) - UNAUDITED

SHAREHOLDERS' EQUITY/(DEFICIT)	Number of shares	Share capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre-hensive Income/ (Loss)	Total share- holders' equity/(deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80'000'000	80'000	19	-	-	80'019
Currency translation adjustment	-	-	-	-	(77'082)	(77'082)
Net loss for the period	-	-	-	(601'032)	-	(601'032)
Balance December 31, 2004	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)

Balance January 1, 2005	80'000'000	80'000	19	(601'032)	(77'082)	(598'095)
Currency translation adjustment	-	-	-		218'699	218'699
Net loss for the year	-	-	-	(1'993'932)	-	(1'993'932)
Balance December 31, 2005	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)

Balance January 1, 2006	80'000'000	80'000	19	(2'594'964)	141'617	(2'373'328)
Forgiveness of debt by major shareholder	-	-	1'466'052	-	-	1'466'052
Currency translation adjustment	-	-	-	-	(88'153)	(88'153)
Net income for the year	-	-	-	1'516'004	-	1'516'004
Balance December 31, 2006	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575

Balance January 1, 2007	80'000'000	80'000	1'466'071	(1'078'960)	53'464	520'575
Recapitalization transaction	20'110'400	20'111	(356'732)	-	-	(336'621)
Stock-based compensation	880'000	880	7'244'409	-	-	7'245'289
Private placement of units, issued for cash	10'330'152	10'330	9'675'667	-	-	9'685'997
Private placement of units	10'709	11	(11)	-	-	-
Private placement of units, issued for cash	825'227	825	3'521'232	-	-	3'522'057
Currency translation adjustment	-	-	-	-	3'069	3'069
Net loss for the year	-	-	-	(12'825'496)	-	(12'825'496)
Balance December 31, 2007	112'156'488	112'157	21'550'636	(13'904'456)	56'533	7'814'870

Balance January 1, 2008	112'156'488	112'157	21'550'636	(13'904'456)	56'533	7'814'870
Stock-based compensation	2'895'245	2'895	9'787'978	-	-	9'790'873
Private placement of units, issued for cash	4'000'000	4'000	1'845'429	-	-	1'849'429
Issuance of warrants	-	-	10'110'346	-	-	10'110'346
Beneficial conversion feature	-	-	557'989	-	-	557'989
Currency translation adjustment	-	-	-	-	(13'212)	(13'212)
Net loss for the period	-	-	-	(30'296'106)	-	(30'296'106)
Balance December 31, 2008	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)

Balance January 1, 2009	119'051'733	119'052	43'852'378	(44'200'563)	43'322	(185'811)
Adoption of ASC 815-40	-	-	(9'679'776)	9'086'972	-	(592'804)
Reclassification warrants	-	-	10'883'811	-	-	10'883'811
Stock-based compensation	-	-	4'475'953	-	-	4'475'953
Currency translation adjustment	-	-	-	-	7'679	7'679
Net loss for the year	-	-	-	(21'618'015)	-	(21'618'015)
Balance December 31, 2009	119'051'733	119'052	49'532'366	(56'731'606)	51'001	(7'029'187)

Balance January 1, 2010	119'051'733	119'052	49'532'366	(56'731'606)	51'001	(7'029'187)
Exercise of warrants	3'832'133	3'832	2'257'127	-	-	2'260'959
FV adjustment of exercised warrants	-	-	72'644	-	-	72'644
Reclassification warrants	-	-	77'439	-	-	77'439
Stock-based compensation	2'103'527	2'103	4'174'558	-	-	4'176'661
Shares to be issued	-	-	240'062	-	-	240'062
Redeemable shares	-	-	(2'517'447)	-	-	(2'517'447)
Net loss for the year	-	-	-	74'442'353	-	74'442'353
Balance December 31, 2010	124'987'393	124'987	53'836'749	17'710'747	51'001	71'723'484

Balance January 1, 2011	124'987'393	124'987	53'836'749	17'710'747	51'001	71'723'484
Stock-based compensation	2'106'082	2'106	797'190	-	-	799'296
TSX listing units, issued for cash	44'450'500	44'451	19'552'378	-	-	19'596'829
Exercise of options	923'317	923	(923)	-	-	-
Redeemable shares	-	-	2'517'447	-	-	2'517'447
Net loss for the year	-	-	-	(53'015'719)	-	(53'015'719)
Balance December 31, 2011	172'467'292	172'467	76'702'841	(35'304'972)	51'001	41'621'337

Balance January 1, 2012	172'467'292	172'467	76'702'841	(35'304'972)	51'001	41'621'337
Stock-based compensation	125'000	125	1'126'045	-	-	1'126'170
Net loss for the year	-	-	-	(11'778'750)	-	(11'778'750)
Balance December 31, 2012	172'592'292	172'592	77'828'886	(47'083'722)	51'001	30'968'757

Balance January 1, 2013	172'592'292	172'592	77'828'886	(47'083'722)	51'001	30'968'757
Stock-based compensation	-	-	701'550	-	-	701'550
Net loss for the period	-	-	-	(9'705'929)	-	(9'705'929)
Balance September 30, 2013	172'592'292	172'592	78'530'436	(56'789'651)	51'001	21'964'378

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

The acquisition of DWM Petroleum was accounted for as a merger of a private operating company into a non-operating public shell. Consequently, the Company was the continuing legal registrant for regulatory purposes and DWM Petroleum was treated as the continuing accounting acquirer for accounting and reporting purposes. The assets and liabilities of DWM Petroleum remained at historic cost. Under US GAAP in transactions involving the merger of a private operating company into a non-operating public shell, the transaction is equivalent to the issuance of stock by DWM Petroleum for the net monetary assets of the Company, accompanied by a recapitalization. The accounting is identical to a reverse acquisition, except that no goodwill or other intangibles are recorded.

The Group has a focused strategy on exploration and developing oil and gas resources in Central Asia (Tajikistan and Mongolia). The Company holds an investment in associate in Petromanas Energy Inc.

We plan to fund our planned short term operations either through a short term loan against Petromanas shares or through the sale of some or all of those shares. We intend to address our long term financial needs through one or more farm-in partnerships. We believe that we will be able to fund our planned operations for the next twelve months.

We have sold a total of 50 million Petromanas Energy Inc. shares after September 30, 2013 for net proceeds of approximately CDN$ 6.0 million (USD5.7 million). Based on our current twelve month going concern budget, the funds are sufficient to fund the company for the next twelve months.

2.    ACCOUNTING POLICIES

The accompanying financial data as of September 30, 2013 and December 31, 2012 and for the three and nine-month periods ended September 30, 2013 and 2012 and for the period from inception, May 25, 2004, to September 30, 2013, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2013 and December 31, 2012, results of operations for the three and nine-month period ended September 30, 2013 and 2012 and for the period from inception, May 25, 2004, to September 30, 2013, cash flows for the nine-month period ended September 30, 2013 and 2012 and for the period from inception, May 25, 2004, to September 30, 2013 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to September 30, 2013, as applicable, have been made. The result of operations for the three and nine-month period ended September 30, 2013 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

4.    CASH AND CASH EQUIVALENTS

	USD (held in USD)	USD (held in EUR)	USD (held in CHF)	USD (held in other currencies)	USD Total Sept 30, 2013	USD Total Dec 31, 2012

Cash and cash equivalents	33,206	10,028	-2,852	117	40,498	2,842,495

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

DWM did not make the next advance payment by September 27, 2013. Accordingly pursuant to the SPA effective September 27, 2013 DWM has opted to take a 65% interest in the company that owns the majority of shares in the Tajik operating company holding the oilfield assets subject to that the target company is debt free as well as government approvals. After the closing of the transaction pursuant to the SPA, DWM has agreed to compensate Seller for its expenses capped at USD 2,000,000.

Management currently takes the position that no amendments are required to the line item “Transaction Prepayment” for the period ended September 30, 2013.

6.    TANGIBLE FIXED ASSETS

2013 (in USD)	Office equipment & furniture	Vehicles	Leasehold improvements	Computer software	Total
Cost at Dec 31, 2012	147,140	117,884	47,375	33,213	345,613
Additions	2,452	39,866	1,683	2,484	46,484
Disposals	-	(17,384)	-	-	(17,384)
Cost at Sept 30, 2013	149,592	140,366	49,058	35,697	374,713
Accumulated depreciation at Dec 31, 2012	(112,608)	(50,146)	(47,375)	(3,048)	(213,178)
Depreciation	(8,794)	(18,004)	-	(13,587)	(40,385)
Disposals	-	17,384	-	-	17,384
Accumulated depreciation at Jun 30, 2013	(121,402)	(50,766)	(47,375)	(16,635)	(236,179)
Net book value at Dec 31, 2012	34,533	67,738	-	30,165	132,435
Net book value at Sep 30, 2013	28,190	89,600	1,683.07	19,062	138,534

Depreciation expense for the nine-month period ended September 30, 2013 and 2012 was USD 40,385 and USD 25,556, respectively. Depreciation expense for the three-month period ended September 30, 2013 and 2012 was USD 23,655 and USD 12,572 respectively.

7.    OIL AND GAS PROPERTIES

Capitalized exploration costs	Sept 2013, 2013	Dec 31, 2012
Unproved, not subject to depletion	772,855	772,855
Proved subject to depletion	-	-
Accumulated depletion	-	-
Total capitalized exploration costs	772,855	772,855

During the year 2012, two wells were drilled as part of one large campaign which included three drillings in Mongolia. During the year 2012, the Company capitalized USD 2,998,636 of which USD 2,225,781 was expensed as “Exploration Costs” in the Statement of Operations during the third quarter of 2012 as the two wells were found dry. The Company had a remaining capitalized balance of USD 772,855 as of September 30, 2013. This balance relates to specific costs for the third well still to be drilled including capitalized costs recorded as accruals for USD 312,000.

If the third well is found to be a dry hole, all remaining capitalized costs related to the campaign will de facto be expensed, with the exception of the tangible equipment, which will continue to have a salvage value (it will be either sold or written off). If the well is found to have proven reserves, the capitalized drilling costs will be reclassified as part of the cost of the well. No exploration costs were capitalized during the nine months ended September 30, 2013.

As of June 27, 2013, we entered into a Moratorium with the Petroleum Authority of Mongolia. The exploration term was suspended for a period of one year and the initial five year exploration term, extended until May 20, 2015; thereafter we would have the possibility to extend the licenses for an additional two years if required. The basis for the Moratorium was the lack of drillable economic structures to fulfill our outstanding PSC commitments. Drilling activities will commence once the full evaluation of the new area is completed and drillable economic structures are available to fulfill our outstanding commitments, which is currently four wells.

8.    STOCK COMPENSATION PROGRAM

2011 Stock Option Plan

At the Company’s Annual and Special Meetings of Shareholders held on September 22, 2011, and November 8, 2012, the shareholders approved the Company’s 2011 Stock Option Plan. The purpose of the 2011 Stock Option Plan is to advance the interests of the Company by encouraging its directors, officers, employees and consultants to acquire shares of the Company’s common stock, thereby increasing their proprietary interest in the Company, encouraging them to remain associated with the Company and providing them with additional incentive to assist the Company in building value.

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

During the nine-month period ended September 30, 2013 the Company granted a total of 3,500,000 options. During the same period in 2012, no options were granted.

The following table shows the Company's outstanding and exercisable stock options as of September 30, 2013:

Outstanding Options 2013	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	15,950,000	USD 0.39	7.04	-
Granted	3,500,000	USD 0.18	7.53	-
Exercised	-	-	-	-
Forfeited, canceled or expired	(6,350,000)	USD 0.62	4.64	-
Outstanding at September 30, 2013	13,100,000	USD 0.24	7.50	-
Exercisable at September 30, 2013	10,350,000	USD 0.26	7.57	-

The following table depicts the Company’s non-vested options as of September 30, 2013 and changes during the period:

Non-vested options	Shares under option	Weighted-average grant date fair value
Non-vested at December 31, 2012	5,254,909	USD 0.17
Non-vested granted	3,500,000	USD 0.04
Vested	(4,720,667)	USD 0.15
Non-vested, forfeited or canceled	(1,288,242)	-
Non-vested at September 30, 2013	2,750,000	USD 0.07

As of September 30, 2013, the expected total of unrecognized compensation costs related to unvested stock-option grants was USD 139,914. The Company expects to recognize this amount over a weighted average period of 1.10 years.

       8.2. Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, the Company applies a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

As of September 30, 2013, there were no unrecognized compensation costs related to unvested share grants.

       8.3. Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

Stock based compensation	Three-month period ended		Nine-month period ended
expenses	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
Option grants	201,976	260,824	701,550	839,954
Share grants	-	-	-	35,704
Total	201,976	260,824	701,550	875,658
Recorded under “Personnel”	193,207	259,498	695,915	837,448
Recorded under “Consulting fees”	8,769	1,326	5,635	38,210

9.    WARRANTS

Warrants outstanding

The following table summarizes information about the Company’s warrants outstanding as of September 30, 2013:

Warrant series	Number of warrants	Exercise price	Grant date	Expiry date
Unit warrants	44,450,500	0.70	May 6, 2011	May 6, 2014
Total warrants outstanding	44,450,500

The Company has enough shares of common stock authorized in the event these warrants are exercised.

Warrant activity

The following table summarizes the Company’s warrant activity for the nine-month period ended September 30, 2013:

Warrants 2012	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2012	45,934,015	USD 0.70
Granted	-	-
Exercised	-	-
Forfeit or expired	(1,483,515)	USD 0.62
Outstanding at September 30, 2013	44,450,500	USD 0.70

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

In addition, all of these shares were deposited into an escrow pursuant to the requirements of the TSX Venture Exchange which provided for the release of the shares from escrow according to the following schedule:

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

DWM Petroleum initially owned 200,000,000 shares of Petromanas Energy. Since July 6, 2012, DWM Petroleum sold 100,000,000 of these shares to various purchasers and it agreed not to resell the remaining 100,000,000 until August 14, 2013 without prior agreement from some of those purchasers, unless, before that date, the market price per share equaled or exceeded CAD 0.60 for five business days. Of the 100,000,000 common shares of Petromanas held by DWM Petroleum at September 30, 2013, all were then eligible for immediate resale.

On September 30, 2013 DWM Petroleum owned and controlled 100,000,000 common shares of Petromanas and it had the right to acquire a further 50,000,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions. The 100,000,000 common shares represent approximately 14.4% of the issued and outstanding common shares of Petromanas.

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

The quoted market price for one common share of Petromanas on September 30, 2013 was CAD 0.135 (USD 0.131) .

During the nine-month periods ended September 30, 2013 and 2012, the Company recorded USD 4,370,840 unrealized loss on investment in Petromanas and USD 6,306,060 unrealized gain on investment in Petromanas, respectively.

When a company chooses the fair value option, pursuant to ASC 323 further disclosures regarding the investee are required in cases where the Company has the ability to exercise significant influence over the investee’s operating and financial policies.

As of September 30, 2013, there was no managerial interchange and there were no material intercompany transactions. In addition, technological dependencies do not exist. The majority ownership of the investee is concentrated among a small group of shareholders who operate the investee without regard to the views of the Company. The Company made an effort to obtain from Petromanas financial information that would be needed in order for the for the Company to include that information in its own financial disclosure, but Petromanas, which is a reporting company in Canada and subject to the Canadian regulatory requirements in respect of selective disclosure, has refused to provide this information in advance of it being made available to the general public in its own periodic disclosure filings. This information would be necessary if the Company were to disclose selected financial data of Petromanas in accordance with US GAAP in a timely manner.

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

On August 8, 2013 DWM Petroleum entered into a Loan Agreement with Tulip Fund NV with a term of 6 months with a roll-over option at the discretion of DWM Petroleum for a further 6 months. As collateral for the loan, DWM Petroleum agreed to pledge the remaining 100,000,000 shares of Petromanas Energy Inc. owned by it. This Loan was never funded and the 100,000,000 shares of Petromanas Energy were never pledged to the lender, as contemplated in the Loan Agreement. On October 25, 2013 DWM Petroleum AG sold 4,000,000 Petromanas Energy shares and a further 46 million shares were sold on November 5, 2013. After these two transactions DWM Petroleum AG holds 50,000,000 shares in Petromanas Energy, which corresponds to 7.2% of the common shares of Petromanas Energy. See Foot Note 16 Subsequent Events.

11.  RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of Manas Petroleum Corporation and the entities listed in the following table:

		Equity share	Equity share
Company	Country	Sept 30, 2013	Dec 31, 2012
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Calgary (3)	Canada	14.4%	14.4%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (8)	Mongolia	74%	74%
Gobi Energy Partners GmbH (9)	Switzerland	74%	74%

(1)	Included Branch in Albania that was sold in February 2010
(2)	Founded in 2007 (formerly Manas Petroleum AG).
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated
(5)	CJSC Somon Oil Company was founded by DWM Petroleum AG
(6)	Founded in 2008
(7)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008
(8)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). Gobi Energy Partners GmbH holds record title to 100% of Gobi Energy Partners LLC.
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

In phase 2 of the work program, in the event Santos were to spend in excess of USD 42,000,000 on the appraisal wells, the Company would be obligated to pay 30% of the excess expenditure.

The Group is not recording its share of the losses. The contractual agreement requires Santos to pay all of the costs as of September 30, 2013. On July 12, 2013 the board of directors of the Company took the decision to exit Kyrgyzstan. The investment in associate in the amount of USD 238,304 has been written off to exploration costs. This does not qualify as discontinued operations, since the venture never produced cash flows and was fully carried through the farm out agreement with Santos.

       -    CJSC Somon Oil (Tajikistan)

Until recently, the Company’s interest in CJSC Somon was fully carried by Santos International Ventures Pty Ltd pursuant to a 2007 Option Agreement. On December 21, 2012, Santos International informed the Company that it had decided not to pursue its option. Santos International continued to fund Somon Oil’s operations through January, 2013. Based on the review of the data, management is confident that the project has high exploration potential and the Company is actively working on establishing a new consortium for this acreage. Commitments were transferred from 2012/2013 to 2013/2014 to be completed under a new consortium.

       -    Related parties

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

Related parties’ transactions	Three-month ended		Nine-month ended
	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
Affiliates

Management services performed to Petromanas*	(2,542)	(4,343)	(14,734)	(15,461)

Board of directors

Payments to directors for office rent	6,355	6,213	18,919	19,148

Payments to related companies controlled by directors for rendered consulting services	90,079	88,063	282,179	271,420

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

At September 30, 2013, there had been no legal actions against any member of the Group in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

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

	Three-month ended		Nine-month ended
Pension expense	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
Net service cost	10,164	5,327	30,491	15,981
Interest cost	4,802	5,944	14,405	17,832
Expected return on assets	(3,853)	(4,976)	11,55	(14,928)
Amortization of net gain	4,931	2,654	14,794	7,962
Net periodic pension cost	16,044	8,949	48,132	26,847

During the Nine-month period ended September 30, 2013 and 2012, the Company made cash contributions of USD 91,343 and USD 71,197, respectively, to its defined benefit pension plan. The Company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2013.

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

Financial assets and liabilities carried at fair value as of September 30, 2013:

Financial assets 2013 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	13,091,894	-	-
Net periodic pension cost	-	-	-

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the Nine-month ended September 30, 2013 (in USD):

Balance at Jan 1, 2013	17,462,734
Total gains (losses) realized and unrealized:
Included in earnings - unrealized	(7,148,060)
Included in earnings - realized	-
Included in other comprehensive income	-
Proceeds from sale of investment in associate	-
Net transfer in/(out) of level 2	(10,314,674)
Balance at September 30, 2013	-

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
  Accounts Payable – carrying amount approximated fair value.
  Refundable deposits – carrying amount approximated fair value.

The fair value of the Company’s financial instruments is presented in the table below (in USD):

	Sept 30, 2013		Dec 31, 2012
					Fair Value
	Carrying	Fair	Carrying			Reference
	Amount	Value	Amount	Fair Value	Levels
Cash and cash equivalents	40,498	40,498	2,842,495	2,842,495	1	Note 4
Restricted cash	119.266	119.266	122,521	122,521	1
Transaction prepayment	10,111,656	10,111,656	10,111,656	10,111,656	1	Note 5
Accounts receivable	100,744	100,744	73,309	73,309	1
Investment in Petromanas	13,091,894	13,091,894	17,462,734	17,462,734	1/2	Note 10
Accounts Payable	1,672,909	1,672,909	127,283	127,283	1
Refundable Deposits	246,771	246,771	377,125	377,125	1

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three-month period ended		Nine-month Ended

	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept30, 2012
Company posted	Net income	Net loss	Net loss	Net Loss

Basic weighted average shares outstanding	172,592,292	172,592,292	172,592,292	172,532,073

Dilutive effect of common stock equivalents:

- stock options and non-vested stock under employee compensation plans	-	-	-

Diluted weighted average shares outstanding	172,592,292	172,592,292	172,592,292	172,532,073

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

	Three-month ended		Nine-month ended
Stock equivalent	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
Options	13,100,000	15,950,000	14,100,000	15,950,000
Warrants	44,450,500	45,934,015	44,450,500	45,934,015
Non-vested shares	-	-	-	-
Total	57,550,500	61,884,015	58,550,500	61,884,015

16.   SUBSEQUENT EVENT(S)

On October 25, 2013, DWM Petroleum sold 4,000,000 shares of Petromanas Energy Inc. for gross proceeds of USD 403,200. On November 4, 2013, Werner Ladwein and Heinz Scholz, both of whom are directors of the Company, DWM Petroleum and Petromanas Energy Inc., resigned from the Board of Directors of Petromanas Energy Inc. On November 5, 2013, DWM Petroleum AG sold a further 46,000,000 shares of Petromanas Energy Inc. for gross proceeds of USD 5,366,400.

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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately USD 340,000 for our operating costs (excluding exploration expenses);
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

Results of Operations (the Nine-month period ended September 30, 2013 compared to the Nine-month period ended September 30, 2012)

Net income/net loss

Net loss for the nine-month period ended September 30, 2013, was USD 9,705,929 compared to net loss of USD 6,800,120 for the same period in 2012. This increase of USD 2,905,809 was primarily due to a change in fair value of our investment in Petromanas as well as a reduction in exploration costs in Mongolia.

Operating expenses

Operating expenses for the nine-month period ended September 30, 2013, decreased to USD 5,246,805 from USD 9,642,046 reported for the same period in 2012. This is a decrease of 46% in our total operating expenses, mainly due to decrease of exploration activity at our project in Mongolia and Tajikistan.

Personnel costs

For the nine-month period ended September 30, 2013, personnel costs decreased to USD 1,752,471 from

USD 1,978,122 for the same period in 2012. This decrease of 11% is attributable to lower costs related to training and education and to equity awards under the stock option plan.

Exploration costs

For the nine-month period ended September 30, 2013, we incurred exploration costs of USD 1,002,946 as compared to USD 4,958,255 for the same period in 2012. This is a decrease of 80% and is due to decreased exploration activity at our projects in Mongolia and Tajikistan.

Consulting fees

For the nine-month period ended September 30, 2013, we incurred consulting fees of USD 1,442,126 as compared to consulting fees of USD 1,416,390 for the same period in 2012. This increase of approximately 2% is primarily attributable to consulting costs for investor relations and financial advisors.

For the nine-month period ended September 30, 2013, we incurred expenses of USD 5,635 related to equity-based awards to non-employees, as compared to expense of USD 38,207 for the same period in 2012.

For the nine-month period ended September 30, 2013, we incurred expenses of USD 100,889 related to regulatory consulting, as compared to expense of USD 73,237.93 for the same period in 2012.

Administrative costs

For the nine-month period ended September 30, 2013, we recorded administrative costs of USD 1,008,877 compared to USD 1,251,151 for the same period in 2012. This decrease of 19% is mainly attributable to a decrease of communication costs, travel expenses and accounting fees.

Non-operating income/expense

For the nine-month period ended September 30, 2013, we recorded a non-operating loss of USD 9,705,697 compared to a non-operating loss of USD 6,800,496 for the same period in 2012. This increase of USD 2,905,201 or 43% is mainly attributable to a change in the value of our investment in Petromanas.

For the nine-month period ended September 30, 2013, we recorded a decrease in fair value of investment in associate (Petromanas) of USD 4,370,840 compared to an increase in fair value of investment in associate of USD 6,306,060 for the same period in 2012.

Results of Operations (the Three-month period ended September 30, 2013 compared to the Three-month period ended September 30, 2012)

Net income/net loss

Net income for the three-month period ended September 30, 2013, was USD 1,396,180 compared to net loss of USD 15,299,625 for the same period in 2012. This decrease of USD 16,995,805, was primarily due to a change in fair value of our investment in Petromanas, as well as reduced exploration costs in Mongolia.

Operating expenses

Operating expenses for the three-month period ended September 30, 2013, decreased to USD 1,667,536 from USD 5,160,852 reported for the same period in 2012. This is a decrease of USD 3,493,316, or approximately 68%, in our total operating expenses, mainly due to a decrease in exploration activity at our project in Mongolia.

Personnel costs

For the three-month period ended September 30, 2013, personnel costs decreased to USD 448,736 from USD 644,165 for the same period in 2012. This decrease of USD 195,429, or approximately 30%, is attributable to lower costs related to training and education and to equity awards under the stock option plan.

Exploration costs

For the three-month period ended September 30, 2013, we incurred exploration costs of USD 468,191 as compared to USD 3,720,565 for the same period in 2012. This decrease of USD 3,252,374, or approximately 87%, is due primarily to decreased exploration activity at our project in Mongolia.

Consulting fees

For the three-month period ended September 30, 2013, we incurred consulting fees of USD 446,174 as compared to consulting fees of USD 391,336 for the same period in 2012. This increase of USD 54,838, or approximately 16%, is primarily attributable to higher fees for financial advisors as well as legal costs.

Administrative costs

For the three-month period ended September 30, 2013, we recorded administrative costs of USD 280,780 compared to USD 392,214 for the same period in 2012. This decrease of USD 111,434, or approximately 28%, is mainly attributable to a decrease of office material and supplies.

Non-operating income/expense

For the three-month period ended September 30, 2013, we recorded a non-operating income of USD 1,396,187 compared to a non-operating loss of USD 15,299,384 for the same period in 2012. This increase of USD 16,695,571 is mainly attributable to a change in the value of our investment in Petromanas as well as a realized loss in Petromanas.

For the three-month period ended September 30, 2013, we recorded an increase in fair value of investment in associate (Petromanas) of USD 3,116,895 compared to a decrease in fair value of investment in associate of USD 6,671,220 for the same period in 2012.

Liquidity and Capital Resources

Our cash balance as of September 30, 2013 was USD 40,498. Shareholders’ equity as of September 30, 2013 was USD 21,964,378. As of September 30, 2013, total current assets were USD 13,465,993 and total current liabilities were USD 2,415,259, resulting in net working capital of USD 11,050,734. Of our cash balance as of September 30, 2013, USD 40,498 was on bank accounts of Manas Petroleum Corp. and its subsidiaries. Since our company considers foreign subsidiaries to be permanently invested, taxes will be due in the event of repatriation.

We initially owned 200,000,000 shares of Petromanas Energy. Since July 6, 2012, we sold 100,000,000 of these shares to various purchasers. After the sale of a further 4,000,000 Petromanas shares on October 25, 2013 and 46,000,000 Petromanas shares on November 5, 2013 respectively, we hold 50,000,000 million common shares of Petromanas. We have agreed not to sell any further shares for a period of 60 days.

Cash Flows (in USD)

	Nine-month period ended
	Sept 30, 2013	Sept 30, 2012
Net Cash used in Operating Activities	(2,563,175)	(8,906,431)
Net Cash used in Investing Activities	(2,844)	1,736,565
Net Cash used in Financing Activities	(122,242)	(39,568)
Change in Cash and Cash Equivalents during the Period	(2,688,261)	(7,209,434)

Operating Activities

Net cash used in operating activities of USD 2,548,017 for the Nine-month period ended September 30, 2013 changed from net cash used of USD 8,906,431 for the same period in 2012. This decrease in net cash used in operating activities of USD 6,358,414 is mainly due to decreases in operating expenses and changes in our net working capital.

Investing Activities

Net cash used in investing activities of USD 2,844 for the nine-month period ended September 30, 2013 changed from net cash received in investing activities of USD 1,736,565 for the same period in 2012. This decrease of USD 1,739,409 in cash used in investing activities is mainly attributable to a proceeds from a sale of investment as well as the transaction prepayment.

Financing Activities

Net cash used in financing activities of USD 122,242 for the nine-month ended September 30, 2013 changed from net cash used of USD 39,568 for the same period in 2012. This increase of USD 82,674 is due to an increase in refundable deposits.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months (in USD):

Expenses	Amount

Corporate	2,989,000 [1]
Kyrgyzstan	- [1]
Mongolia	163,000 [2]
Tajikistan	811,000 [3]
Business Development	120,000
Total	4,084,000

(1)	The information presented in the table above includes the costs related to our normal operational activities only.
(2)

The information presented in the table above includes the costs related to our normal operational activities only. It does not include financial commitments as we are subject to certain expenditures and commitments in order to maintain our licenses which are currently pending re- negotiations.

(3)	The information presented in the table above includes the costs related to our normal operational activities and development of infrastructure but does not include any drilling/seismic activity.

Our monthly burn rate (excluding exploration expenses) amounts to approximately USD 340,000. Our monthly burn rate for corporate office only, amounts to approximately USD 249,000. We plan to fund our planned short term operations either through a short term loan against Petromanas shares or through the sale of some or all of those shares. We intend to address our long term financial needs through one or more farm-in partnerships. We believe that we will be able to fund our planned operations for the next twelve months.

We have sold a total of 50 million Petromanas Energy Inc. shares for gross proceeds of approximately CDN$6 million (USD5.8 million). Based on our current twelve month going concern budget, the funds are sufficient to fund the company for the next twelve months.

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

DWM did not make the next advance payment by September 27, 2013. Accordingly pursuant to the SPA effective September 27, 2013 DWM has opted to take a 65% interest in the company that owns the majority of shares in the Tajik operating company holding the oilfield assets subject to that the target company is debt freeas well as government approvals. After the closing of the transaction pursuant to the SPA, DWM has agreed to compensate Seller for its expenses capped at USD 2,000,000.

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

Mongolia

Our subsidiary Gobi Energy Partners GmbH holds a 100% working interest in the two exploration blocks onshore Mongolia. The original area of the two license blocks which covered approximately 20,000 square kilometers was reduced after relinquishment in April, 2012 and April, 2013 to approximately 3,000 square kilometers. Gobi Energy had originally focused on six sub-basins in Mongolia; after drilling in the Ger Chuluu sub basin and conducting additional studies, Gobi Energy remains focused on three sub basins. However we believe that the economic potential of these sub basins does not justify placing all outstanding commitments in the remaining area. Therefore in June, 2013, Gobi Energy signed a moratorium with the government of Mongolia for the duration of one year, during which we expect the government to award us with relinquished areas from bordering blocks. The base for the Moratorium is the lack of drillable economic structures to fulfill our outstanding PSC commitments.

Kyrgyzstan

Our wholly-owned subsidiary, DWM Petroleum AG, owns 25% of the issued shares of South Petroleum Company (SPC), a Kyrgyz company incorporated in 2004. Pursuant to a farm in agreement dated October 4, 2006 and a majority shareholder agreement dated November 13, 2006 Santos Limited owns 70% of South Petroleum Company and Kyrgyz government entity, Kyrgyzneftegaz, owns the remaining five percent. South Petroleum Company originally owned five exploration licenses covering a total area of approximately 569,578 acres (or 2,305 km2). From the original five licenses, the remaining one license, which borders Manas Tajik licenses and is part of the same exploration play, expired on May 12, 2013. We had applied for an extension, but the extension was offered after expiry and declined by SPC. On July 12, 2013 the board of directors took the decision to exit Kyrgyzstan. The investment in associate in the amount of USD 238,304 has been written off.

Investments in associate (7.2% equity investment in Petromanas Energy Inc.)

After the sale of 50 million Petromanas shares, DWM Petroleum owns approximately 7.2% of the issued common shares of Petromanas Energy Inc. (TSXV: PMI). DWM Petroleum acquired its equity interest in Petromanas Energy in exchange for all of the issued shares of Petromanas Albania GmbH (formerly known as Manas Adriatic GmbH) in a transaction that closed on February 24, 2010. On May 16, 2012 Petromanas successfully completed a farm out agreement with a wholly owned subsidiary of Royal Dutch Shell for Blocks 2 & 3 onshore Albania. The company drilled Shpirag-2 which reached TD of 5,553. On June 24, 2013 Petromanas Energy entered into an amended farm out agreement. Pursuant to this agreement Shell will acquire a further 25% participating interest in the Blocks. Petromanas remains the operator of the Blocks and the Joint Operating Agreement between the parties remains in force and unchanged. On August 20, 2013 the company spud the second wildcat well Molisht-1 on Block 3. On November 5, 2013 Petromanas Energy announced test results from its Shpirag-2 well in Block 2-3, onshore south-central Albania. Following acid stimulation, the Shpirag-2 well flowed at 800 to 1,300 bbl/d of 35 to 37 degree API oil and 2 to 5 mmcf/d of gas at wellhead pressures ranging from 1,700 to over 3,000psi during an extended, three-day test. Lower than expected levels of hydrogen sulphide were observed (5,000 ppm) and, following the initial test, there was 0% water cut. Shpirag-2 was drilled to a total depth of 5,553 m, and tested 400 m of the target carbonate reservoir. Based on the well and the previously drilled Shpirag-1 well, Petromanas and Shell believe they have identified in excess of 800 m of oil column in fractured carbonate reservoirs

On December 31, 2012, Petromanas Energy acquired Gallic Energy, which has assets in France and Australia. More information on Petromanas Energy Inc. can be retrieved from their website www.petromanas.com.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

       Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes for the nine-month period ended September 30, 2013 from the risk factors disclosed in the 2012 Annual Report on Form 10-K.

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

       Item 3. Defaults upon Senior Securities

None.

       Item 4. Mine Safety Disclosures.

Not applicable.

       Item 5. Other Information

On August 8, 2013, our wholly-owned subsidiary, DWM Petroleum AG, signed a Loan Agreement with Tulip Fund NV, a tax exempt collective investment fund incorporated under the laws of the Netherlands, with a six month term and a roll-over option of up to six months at the discretion of DWM Petroleum, with one month notice prior to expiry of the first six-month term and subject to agreement on the terms of the extension. The loan was to be for a principal amount of EURO 4,000,000 (USD 5,322,920) and the Loan Agreement provided for simple interest to accrue at 4.5% per annum, payable in one lump sum at the end of term. As collateral for the loan, DWM Petroleum agreed to pledge all of its right, title and interest in 100,000,000 shares of Petromanas Energy Inc.

This Loan Agreement was never funded and DWM Petroleum did not pledge the 100,000,000 shares of Petromanas Energy as contemplated in the Loan Agreement.

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

10.13	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.14	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.15	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.16	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.17	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.18	Share Placement/Purchase Agreement dated September 26, 2010 with Alexander Becker (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.19	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.20	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)
10.21	Form of Lock-Up Agreement with Raymond James Ltd. and executive officers and directors (incorporated by reference to an exhibit to our Registration Statement on Form S-1/A filed on April 28, 2011)
10.22	Escrow Agreement dated May 3, 2011 with Equity Financial Trust Company and our officers and directors (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.23	Consulting Agreement dated effective September 1, 2011 with Brisco Capital Partners Corporation (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 12, 2011)

Exhibit Number	Description
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

10.28	Consulting agreement dated June 18, 2013 with Undiscovered Equities Inc. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 11, 2013)
10.29	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 11, 2013)
10.30	Loan Agreement dated August 8, 2013 between DWM Petroleum AG and Tulip Fund NV (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 19, 2013)
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAS PETROLEUM CORPORATION
By: /s/ Dr. Werner Ladwein
Dr. Werner Ladwein
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: November 18, 2013

By: /s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 18, 2013