Form 10-K
period 2013-12-31
MNP Petroleum Corp
filed 2014-03-31
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 333-107002

MNP PETROLEUM CORPORATION
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

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $8,757,690, based on the closing price (last sale of the day) for the registrant’s common stock on the OTCQB on June 28, 2013 of $0.058 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of March 31, 2014, there were 172,592,292, shares of the registrant’s common stock issued and outstanding.

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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately USD 498,005 (corporate USD 271,449, ventures USD 226,556) for our operating costs (approximately USD 685,000 if certain capital expenditures costs are included);
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

As used in this annual report, the terms “we”, “us”, and “our” refer to MNP Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, DWM Energy AG (formerly Manas Petroleum AG), a Swiss company, Manas Management Services Ltd., a Bahamian company, and its partially owned subsidiaries CJSC Somon Oil Company, a Tajikistan company, Gobi Energy Partners GmbH, a Swiss company, and Gobi Energy Partners LLC, a Mongolian company, and its 25% ownership interest in CJSC South Petroleum Company, a Kyrgyz company and its 7.2% ownership interest in Petromanas Energy Inc., a British Columbia company listed on the TSX Venture Exchange in Canada (TSXV: PMI), as the context may require.

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

We carry out our operations both directly and through participation in ventures with other oil and gas companies. We are actively involved in exploration projects in Mongolia and Tajikistan. In addition we have agreed to purchase a producing oilfield in Tajikistan, though this acquisition remains subject to closing conditions and regulatory approvals.

Finally, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, France, and Australia.

Our executive offices are located in Switzerland.

Through DWM Petroleum, we own:

  74% of Gobi Energy Partners GmbH, a Swiss company that owns an oil and gas project located in Mongolia. This project is described in detail at page 6, under the heading “Mongolia”.

  90% of CJSC Somon Oil Company, a closed joint stock company formed in Tajikistan. Somon Oil Company owns an oil and gas project located in Tajikistan. This project is described in detail on page 9, under the heading “Tajikistan”.

  25% of CJSC South Petroleum Company, a closed joint stock company formed in the Kyrgyz Republic. Until recently, South Petroleum Company owned an oil and gas exploration project in Kyrgyz Republic. This project is described in detail on page 12, under the heading “Kyrgyz Republic”.

  approximately 7.2 % of the issued common shares of Petromanas Energy Inc. (TSXV: PMI). Through its subsidiary, Petromanas Albania GmbH, Petromanas Energy owns an oil and gas project located in Albania.

Overview of Our Projects

- Mongolia

DWM Petroleum owns 74% of Gobi Energy Partners GmbH, which owns record title to exploration licenses for Blocks XIII and XIV. These Blocks are located on Mongolia’s southern border in the central part of the East Gobi Rift oil and gas basin in South-eastern Mongolia, as shown on the map, below. Gobi Energy Partners LLC, a wholly-owned Mongolian subsidiary of Gobi Energy Partners GmbH, is the operator of the oil and gas project on Blocks XIII and XIV.

On April 21, 2009, DWM Petroleum AG entered into production sharing contracts for these two blocks with the Mongolian government. These production sharing contracts provide for a five-year exploration period (with a two year extension) that began on April 21, 2009, and a twenty-year exploitation period (with two five year extensions allowed). On May 31, 2011, these two production sharing contracts were assigned to Gobi Energy Partners GmbH as part of a restructuring. Block XIII, also known as Tsagaan-Els, originally contained 11,590 km2 (2,863,951 acres) and Block XIV, also known as Zuunbayan, originally contained 8,731 km2 (2,157,477 acres). In April 2012, Gobi Energy Partners GmbH relinquished 8,734 km2 leaving 6,930 km2 in Block XIII and 4,657 km2 in Block XIV. In April 2013, Gobi Energy Partners GmbH relinquished 8,566 km2, leaving 1,030 km2 in Block XIII and 1,911 km2 in Block XIV.

The location of these blocks is set out in the map below:

Ten percent of the equity in Gobi Energy Partners GmbH is owned by Wit Alliance Ltd, a 100% subsidiary of Shunkhlai Group LLC. Shunkhlai Group is a Mongolian company engaged in beverage production, logistics, mining, petroleum, transport, finance, health, property, telecommunications, publishing and infrastructure. Pursuant to a cooperation agreement dated November 5, 2010, Shunkhlai Group provides our company with ongoing advisory and consulting services.

In our November 5, 2010 cooperation agreement with Shunkhlai Group LLC, we agreed to pay all of the exploration and overhead expenses contemplated in an agreed work program and budget during a five-year exploration period consisting of a first phase of one year, a second phase of two years and a third phase of two years. In the event of a commercial discovery, trade sale and/or a corporate market transaction, Shunkhlai Group LLC agreed to repay its proportionate share (10%) of exploration and overhead expenses incurred during phases 2 and 3, together with interest at a rate of eight percent per annum, but we agreed not to charge interest during 2010. Also, if Shunkhlai Group LLC transfers its interest in Gobi Energy Partners GmbH to a third party, or if there is a change in control of Shunkhlai Group LLC, Shunkhlai Group LLC will be required to repay its proportionate share of exploration and overhead expenses incurred during phases 2 and 3 together with all accrued interest.

The financial and work commitment of each production sharing contract for Blocks XIII and XIV is as (excluding PSC fees):

Period	Contract Year	THE WORK PLAN	Cost (USD)	Investment per year (USD)
I	1	Collection and processing of geological data	150,000	625,000
		Reconnaissance of work of the block, 4000 km	40,000
		Geological mapping 500 km2	50,000
		Geological mapping 100 km2	30,000
		Geologic structural sections 400 km	140,000
		Lithologic-stratigraphical sections 1900m	95,000
		Paleontologic stratigraphical works	40,000
		Sampling 300	15,000
		Laboratory analytical works	35,000
		Data processing	30,000
II	2	Geological mapping 850 km2	85,000	825,000
		Geological mapping 400 km2	120,000
		Lithologic-stratigraphical sections 3200m	160,000
		Paleontologic stratigraphical works	80,000
		Sampling 800	40,000
		Laboratory analytical works	75,000
		Data processing	55,000
	3	Data processing	15,000	1,740,000
		Topographic geodesic works	50,000
		Exploration seismology 2D, 200 km	1,600,000
		Exploration seismology 3D, 5 km	75,000
III	4	Data processing	40,000	4,360,000
		Topographic geodesic works	20,000
		Exploration seismology 2D, 100 km	800,000
		Exploration seismology 3D, 20 km	300,000
		Preparation to drilling, well 1	30,000
		Well drilling, 1 well	2,870,000
		Log survey, 1 well	300,000
IV	5	Data processing	50,000	6,900,000
		Preparation to drilling, well 2	60,000
		Well drilling, 2 well	5,740,000
		Log survey, 1 well	600,000
		Well test, 3 well	450,000
		TOTAL		14,450,000

The following table shows the incurred and forecasted PSC fees:

Period	Contract Year	Cost (USD)
I	1	640,323
II	2	460,642
	3	460,642
III	4	501,284
IV	5	432,114*
	TOTAL	2,495,005
*estimated

Up to this date, there are no known reserves on either block.

Expenditures and Commitments

The following table sets forth the approximate expenditures actually incurred by us pursuant to each production sharing contract for Blocks XIII and XIV during the periods indicated (in USD):

Production Sharing Contract	2008	2009	2010	2011	2012*	2013[2]
Block XIII[1]	179,573	276,377	738,052	1,992,203	4,836,094	Nil
Block XIV[1]	179,573	276,377	847,242	2,336,397	1,511,429	Nil
1 actual figures, reported based on calendar year

2 Moratorium ends May 2014.
*subject to audit by local authorities

The following table sets forth the approximate financial commitment amounts to be incurred by us pursuant to each production sharing contract for Blocks XIII and XIV during the periods indicated (in USD):

Production Sharing Contract	2013**
Block XIII	6,900,000
Block XIV	6,900,000
**financial commitment for the fifth contract year (starting May 21 of each year) of the production sharing contract

The contract is currently under a Moratorium, which extends the contract period by one year. Afterwards the licenses can be extended. The Moratorium ends in May 2014. It was entered due to lack of potentially economic prospects to fulfill the outstanding commitments.

Operating Activities

Early in 2012, Gobi Energy Partners LLC focused on the integration and interpretation of seismic data acquired in 2011. From April to May, it conducted a passive seismic campaign using low-frequency spectroscopy to support the seismic. From June to August, Gobi Energy also conducted a 2D seismic acquisition (vibroseis) program covering 335 kilometers over both blocks.

Gobi Energy spudded its first well, Ger Chuluu A1, on August 23, 2012. It stopped drilling at a depth of 1098 meters without having encountered any seal. The initially planned second well East Sainshand A1 was located in another sub-basin 170 kilometers away. In order to have a conclusive evaluation of the Ger Chuluu sub-basin, Gobi Energy decided to drill a second well before moving to East Sainshand. Ger Chuluu D1, the second well in the Ger Chuluu sub-basin, was spudded on September 21, 2012. Drilling was stopped after reaching 600 meters without any hydrocarbon shows. After logging, the well was plugged and abandoned.

Gobi Energy had originally focused on six sub-basins in Mongolia; after drilling in the Ger Chuluu sub basin and conducting additional studies, Gobi Energy is now focusing on two sub basins, East and West Sainshand. In order to enlarge the area to define more prospects to drill the outstanding commitments, Gobi Energy signed a moratorium with the government of Mongolia for the duration of one year ending in May 2014. During this period Gobi Energy expects the government to award us with relinquished areas from adjacent blocks.

-        Tajikistan

CJSC Somon Oil Company:

Through our wholly-owned subsidiary, DWM Petroleum AG, we own 90% of the issued and outstanding shares of CJSC Somon Oil Company (“Somon Oil”), a Tajik company originally formed in 2005. The remaining 10% is owned by Anavak LLC. Somon Oil owns two exploration licenses located in Tajikistan. One of these licenses, known as Zapadnaya, or the West license, was granted by the Tajikistan government on July 25, 2007; the other, known as Severo-Zapadnaya, or the North-West license, was granted by the Tajikistan government on July 27, 2009.

The locations of these licenses are shown on the map below:

Santos International Ventures Pty Ltd had an option to enter into a farm in agreement in respect of these licenses, but decided on December 21, 2012 not to pursue this option. Santos continued to fund current capital expenditures, as well as certain general and administrative costs of Somon Oil until January 2013. We remain confident that the project has exploration potential and we are actively working to form a new consortium. Commitments were transferred from 2012/2013 to 2013/2014 and Somon Oil plans to complete them once a new consortium is formed and funded.

Expenditures and Commitments

The following table sets forth the approximate expenditures incurred by Somon Oil, pursuant to the licenses during the periods indicated (in USD):

License	2007	2008	2009	2010	2011	2012	2013
West	625,261	465,818	Nil	1,830,159	519,962	1,814,367	705,626
North-West	Nil	Nil	Nil	1,747,517	4,333,961l	5,315,649	597,569

The following table sets forth the approximate commitments pursuant to the licenses during the periods indicated (in USD):

License Area	2013*	2014*	2015*	2016*
West[1]	4,500,000	2,500,000	to be agreed	to be agreed
North-West[2]	8,680,000	8,700,000	3,600,000	4,600,000
* Commitments are based on calendar year. Amounts indicative, work plan prevails.
1 granted on July 25, 2007, extension after July 25, 2014 and the related commitments to be agreed
2 License granted on July 28, 2009

The West License

The West license, which expires on July 25, 2014, is located in the Fergana Basin and contains approximately 303,198 acres (approximately 1,227 km2). Approximately sixty percent of the block in this license area is covered by former Soviet era seismic data. It is within this area that Somon Oil’s targeted leads and prospects are found and the geological and structural setting appears to be very similar to the former Tuzluk license in Kyrgyzstan. Somon Oil has identified prospects located close to existing oil fields, all of which were originally identified by Soviet seismic. The seven year work commitment for the West license contains 650 km of 2D seismic and two wells. Somon Oil intends to spud the first well before expiry of the license; it believes that critical bottlenecks consist of Long Lead Items and rig availability.

Depending on the results from the first well, Somon Oil intends to drill a second well during the license extension period.

The North-West License

In July 2009, Somon Oil was granted the North-West petroleum license which entitles the company to explore an exploration area covering 2,492 km2 (615,784 acres) for a seven year term expiring in July 2016. The license area is located in the north part of the Sugd region, bordering on Uzbekistan. To the south-west the license area is adjacent to Somon Oil’s West license area. The seven year work commitment for the North West license contains 430 km of 2D seismic, 100 km2 of 3D seismic and three wells. Somon Oil plans to drill its second exploration well in the North West License. Existing exploration data within the North-West license area includes six wells and 1,100 km of 2D seismic which was acquired during Soviet exploration campaigns between 1964 and 1992. In case of discovery, the license provides that Somon Oil will have the exclusive right to develop and exploit the discovery. Somon Oil is targeting subsalt structures as well as structural prospects in the center and at the edge of the Fergana basin.

Up to this date, Somon Oil has not discovered any reserves on either the West or the North-West license areas in Tajikistan.

Operating Activities – Somon Oil

In April 2012, Somon Oil finalized the acquisition of 871 km 2D seismic. The survey was very complex due to the different landscapes which had to be covered. It included areas with vibro seismic, different dynamite seismic in the mountains and offshore seismic on Lake Kayrakkum. Final seismic processing and interpretation was concluded in 2013.

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

During the third quarter 2012, Somon Oil finalized first steps of processing and interpretation of the seismic acquisition program finished in April 2012 and commenced the studies for the first two wells. At the beginning of 2013, Somon Oil entered into a contract for the preparation of the first well location, Kayrakkum B, located in the West License:

Until recently, our interest in the Somon Oil project was fully carried by Santos International Ventures Pty Ltd pursuant to a 2007 Option Agreement but, on December 21, 2012, Santos International informed us that it had decided not to pursue its option. Santos International continued to fund Somon Oil’s operations through January, 2013. During 2013 Santos transferred all data to DWM Petroleum and Somon Oil and reprocessing and reinterpretation of this data provided Somon Oil with the ability to reorder the drilling candidates. Based on its review of the data, Somon Oil continues to be confident in the project’s high exploration potential and we are actively working on establishing a new consortium. The anticipated farm-in agreement, foresees that DWM is fully carried and there are no liquidated damages in case of failure. On January 16, 2014, Somon Oil entered into a contract with JSC Sugdnaftugaz for the construction of the drilling location and the access road for the Kayrakkum B exploration well. JSC Sugdnaftugaz, based in Neftebad, Tajikistan, is a reputable oil field contractor with over 50 years of experience in these operations in the area.

Petroleum Sugd:

On December 31, 2012, DWM Petroleum entered into a Share Purchase Agreement with Kavsar General Trading FZE (“seller”), an unrelated third party, to purchase, for USD 21,000,000 in cash, 80% of the equity interest in TF Petroleum AG, a Swiss company, which, at the time of closing of the transaction described in the Share Purchase Agreement, would have owned Petroleum Sugd, a Tajik company which in turn would have owned 100% of the interest in certain producing oilfield assets located in Tajikistan. Energy Partners Austria GmbH, the seller’s wholly-owned subsidiary of Kavsar General Trading, currently owns the majority of the equity in Petroleum Sugd.

DWM Petroleum has already advanced an aggregate of USD 10,111,656 as a deposit on account of the purchase price. If the seller satisfied certain conditions by March 31, 2013, DWM Petroleum would have been required to make an additional advance payment to Kavsar. DWM Petroleum would have been required to pay the remaining balance of the purchase price to the seller on the closing date being September 27, 2013.

If the transaction was not completed because Kavsar did not satisfy the conditions to the next advance, Kavsar must have refunded to DWM Petroleum the USD 10,111,656 deposit, subject to payment by DWM Petroleum of a termination fee in the amount of USD 2,000,000 intended to compensate the seller for expenses it has incurred in connection with the transaction. Effective June 27, 2013, Kavsar has fulfilled all conditions for the next advance. Effective June 27, 2013 pursuant to Amendment 4 to the Share Purchase Agreement, the date for next advance payment was extended to ninety days from the date the seller has satisfied the requisite conditions. If DWM Petroleum is required to make the next advance but fails to do so, Kavsar is required to refund to DWM Petroleum the USD 10,111,656 deposit previously paid by delivering to DWM Petroleum 65% shares of Energy Partners Austria GmbH. In that event, DWM Petroleum is also required to pay to Kavsar the sum of USD 2,000,000, which is intended to compensate Kavsar for its expenses.

DWM Petroleum did not make the next advance payment by September 27, 2013 and therefore pursuant to the Share Purchase Agreement DWM Petroleum is now entitled to receive 65% of the shares of Energy Partners Austria. DWM Petroleum is currently in discussion with Kavsar to continue the acquisition under a new share purchase agreement in lieu of receiving 65% of the shares of Energy Partners Austria.

-        Kyrgyz Republic (South Petroleum Company)

Our wholly-owned subsidiary, DWM Petroleum AG, owns 25% of the issued shares of South Petroleum Company, a Kyrgyz company incorporated in 2004. Through its wholly-owned subsidiary, Santos International Holding Pty Ltd., Santos Limited owns 70% of South Petroleum and a Kyrgyz government entity, Kyrgyzneftegaz, owns the remaining five percent. Santos International Holding Pty Ltd. and DWM Petroleum AG are parties to a farm-in agreement dated October 4, 2006, as amended, and a majority shareholder agreement dated November 13, 2006.

South Petroleum Company originally owned five exploration licenses covering a total area of approximately 569,578 acres (or 2,305 km2). Due to political uncertainty in the country Santos and DWM have decided to exit Kyrgyzstan. On July 2013 the board of directors took the decision to exit Kyrgyzstan. Since then all of the licenses have expired and Santos is in the process of winding up South Petroleum at its expense. There will be no liquidated damages as a result of exiting the venture. In the meantime all licenses have expired. We wrote off our investment in associate (USD 238,304) during the third quarter of 2013 recorded under exploration costs.

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

Exploration

Our business plan was focused on exploration until 2012 (the execution of our business plan has largely focused on acquiring prospective oil and gas licenses and negotiating production sharing and farm-out agreements). Since then, while we have continued to focus on exploration, we have also begun to look for ways to expand into production as we believe that such a strategy will allow us to maximize the long-term exploration and development of our oil and gas projects.

Except in connection with the exploration of our properties or the conduct of due diligence on properties that we might be interested in acquiring, we do not conduct research and development.

Employees

We have 30 employees, including our directors. Of our 28 full-time employees (excluding two non-executive directors), seven are located in Switzerland and the rest are located in Mongolia and Tajikistan. We anticipate increasing our number of employees and outsourced contract employment over the next twelve months depending on the need of our exploration and production activities.

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

Risks Associated with Our Company

A significant portion of our assets consist of our equity in Petromanas Energy Inc. We do not control Petromanas Energy Inc. We may not be able to materially affect the value of this asset.

We participate in an oil and gas exploration project in Albania through our ownership interest in Petromanas Energy Inc. We own approximately 1.2% of Petromanas Energy’s issued and outstanding common shares. We cannot provide any assurance that Petromanas Energy Inc. will make decisions about its business that are reasonable, profitable or in our best interest.

Our lack of diversification increases the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

We have or are directly involved in projects in Mongolia and Tajikistan. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, France and Australia. Our focus on a limited number of countries in Asia and South-eastern Europe presents the risk that we could be impacted more acutely by factors affecting these regions, and in particular factors in these regions that affect our industry.

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

None of our projects are located in the United States or Canada. We have or are involved in projects in Mongolia and Tajikistan. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania, France and Australia. As such, our business is subject to governmental, political, economic, and other uncertainties in Mongolia, Tajikistan, Albania, France and Australia including, by way of example and not in limitation, expropriation of property without fair compensation, changes in energy policies or the personnel administering them, delays caused by the extensive bureaucracy, nationalization, currency fluctuations and devaluations, exchange controls and royalty increases, changes in oil or natural gas pricing policy, renegotiation or nullification of existing concessions and contracts, changes in taxation policies, economic sanctions, restrictions on the repatriation of currency and the imposition of specific drilling obligations and the other risks arising out of foreign governmental sovereignty over the areas in which our operations (or those of our venture partners) are conducted, as well as risks of loss due to civil strife, acts of war, guerrilla activities, insurrections, the actions of national labor unions, terrorism and abduction.

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

Substantially all of our assets are located outside the United States and Canada. In addition, three of our five directors and all of our officers are nationals and/or residents of countries other than the United States and Canada, and all or a substantial portion of such persons’ assets are located outside of North America. As a result, it may be difficult for investors to enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States and Canada. Consequently, you may be effectively prevented from pursuing remedies against us or them under applicable securities laws.

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

Exploration and development of resource properties depends, in large part, on the ability to attract and maintain qualified key personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to attract and retain them. Our development now and in the future will depend on the efforts of key management figures, such as Heinz Scholz, the Chairman of our board of directors, Dr. Werner Ladwein, Executive Director and President and Chief Executive Officer and Peter-Mark Vogel, Chief Financial Officer. The loss of any of these key people could have a material adverse effect on our business. We do not currently maintain key-man life insurance on any of our key employees.

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

Our operations require that we obtain and maintain licenses and permits from various governmental authorities. Our ability to obtain, maintain or renew such licenses and permits on acceptable terms is subject to extensive regulation and to changes, from time-to-time, in those regulations. Also, the decision to grant or renew a license or permit is frequently subject to the discretion of the applicable government. If we cannot obtain, maintain, extend or renew these licenses or permits our business could be harmed. An overview of our licenses and their renewal dates can be found on page 54.

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

In recent years Mongolia, Tajikistan and Albania have all undergone substantial political, economic and social change. As in any emerging market, Mongolia, Tajikistan and Albania do not possess as sophisticated and efficient business, regulatory, power and transportation infrastructures as generally exist in more developed market economies.

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

Particularly, the legal systems of Mongolia, Tajikistan and Albania are less developed than those of more established jurisdictions, which may result in risk such as: the lack of effective legal redress in the courts, whether in respect of a breach of law or regulation, or, in an ownership dispute, a higher degree of discretion on the part of governmental authorities, the delays caused by the extensive bureaucracy, the lack of judicial or administrative guidance on interpreting applicable laws and regulations, inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions, or relative inexperience of the judiciary and courts in such matters.

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

We are authorized to issue 600,000,000 shares of common stock and, as of March 31, 2014, 172,592,292 shares of our common stock were issued and outstanding. In addition, holders of warrants and options had, as of that date, the right to acquire up to an additional 56,550,500 number of shares of our common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital without the consent of any of our stockholders. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

Our directors and executive officers own approximately 27.4% of our outstanding common stock.

In the aggregate, our directors and executive officers own approximately 21.9% of our outstanding common stock and they have the right to exercise options and warrants that would permit them to acquire, in the aggregate, up to an additional 5.5% of our common stock within the next 60 days. As a result, our directors and executive officers as a group may have a significant effect in delaying, deferring or preventing any potential change in control of our company, be able to strongly influence the actions of our board of directors even if they were to cease being our directors and control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of other stockholders.

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

Litigation in Chile

Manas Management Services Ltd., our wholly-owned Bahamian subsidiary, owned 99% of Manas Energia Chile Limitada which in turn, was one of the parties to a farm-out agreement in respect of a project located in Chile.

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

There were no new developments in this Chilean lawsuit in 2013.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB, the over-the-counter-market operated by OTC Markets Inc., under the name “MNP Petroleum Corporation” and the symbol “MNAP”.

On May 6, 2011, our common stock and 44,950,500 common share purchase warrants issued by our company on that date were listed on the TSX Venture Exchange in Canada.

Quotations of our common stock on all of these markets have been sporadic, and trading volume has been low. The trading symbol for our common stock on the OTCQB is “MNAP”, while the trading symbol for our common stock on the TSX Venture Exchange is “MNP”. The trading symbol for the warrants listed on the TSX Venture Exchange is “MNP.WT”. The CUSIP number for our common stock is 55315B 109; the CUSIP number for our listed warrants is 5531B 117.

Set forth below are the range of high and low bid quotations for our common stock from the OTCQB and high and low closing prices for our common stock from the TSX Venture Exchange for each fiscal quarter during the fiscal years ended December 31, 2013 and 2012. The market quotations were obtained from the OTCQB and the TSX Venture Exchange, respectively, and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

	TSX Venture Exchange (Canadian Dollars)		OTCQB (US Dollars)
Quarter Ended	High	Low	High	Low
March 31, 2012	0.20	0.20	0.22	0.205
June 30, 2012	N/A	N/A	0.15	0.15
September 30, 2012	0.115	0.11	0.12	0.11
December 31, 2012	0.085	0.08	0.09	0.08
March 31, 2013	N/A	N/A	0.07	0.068
June 30, 2013	0.055	0.055	0.058	0.055
September 30, 2013	N/A	N/A	0.055	0.054
December 31, 2013	0.065	0.065	0.07	0.044

On March 28, 2014, the closing price for our common stock as reported by the OTCQB was USD 0.058 and the closing price of our common stock on the TSX Venture Exchange was CAD 0.065.

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

Holders of Common Stock

As of March 31, 2014, there were approximately 552 registered holders of record of our common stock. As of such date, 172,592,292 shares were issued and outstanding.

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

On February 20, 2014 our shareholders approved a resolution to amend our 2011 stock option plan to change it from a “rolling “plan to a “fixed” plan. As a rolling plan, we were permitted to issue such number of stock options as was equal, in the aggregate to a maximum of ten percent (10%) of the number of common shares that were issued and outstanding at the time of each grant. As amended, our 2011 stock option plan will now permit the issuance of up to an aggregate of 34,500,000 stock options (including all outstanding stock options granted under prior stock option plans), regardless of how many shares of our common stock are issued and outstanding at the time of each grant. The aggregate number of shares of our common stock to be delivered upon the exercise of stock options granted under our Amended 2011 Stock Option Plan cannot exceed the maximum number of shares of our common stock permitted under the rules of any stock exchange on which the shares of our common stock are then listed or other regulatory body having jurisdiction. If any stock option granted under our Amended 2011 Stock Option Plan expires or terminates without having been exercised in full, the unpurchased shares of our common stock will again be available for the purpose of our Amended 2011 Stock Option Plan.

Our Amended 2011 Stock Option Plan is to be administered by our board of directors or by a special committee of directors appointed by our board of directors. Our board of directors, or if appointed our special committee of directors may designate bona fide directors, officers, employees or consultants of our company or a subsidiary of our company, or a company that is wholly owned by a bona fide director, officer, employee or consultant of our company or a subsidiary of our company to whom stock options to purchase shares of our common stock may be granted and the number of shares of our common stock to be optioned to each, subject to the terms of our Amended 2011 Stock Option Plan. The number of shares of our common stock subject to stock options granted to an optionee, other than a consultant or an employee conducting investor relations activities, must be determined by our board of directors or by a special committee of our board of directors, if one has been appointed, but no optionee, where our company is listed on any stock exchange, must be granted stock options which cover a number of shares of our common stock which exceed the maximum number of shares permitted under any stock exchange on which shares of our common stock are then listed or other regulatory body having jurisdiction, which maximum number of shares is presently an amount equal to 5% of the then issued and outstanding shares of our common stock (on a non-diluted basis) in any 12 month period unless our company receives disinterested shareholder approval.

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

The exercise price of any stock options granted under our Amended 2011 Stock Option Plan must be determined by our board of directors or a special committee of our board of directors, if one is appointed, but may not be less than the price permitted by any stock exchange on which shares of our common stock are then listed or other regulatory body having jurisdiction, which minimum exercise price is currently not less than the discounted market price as defined by the policies of the TSX Venture Exchange. In addition, the minimum exercise price of stock options granted to the optionees who are subject to tax in the United States must not be less than the fair market value of the shares covered by such stock options on the date the stock options are granted. The minimum exercise price of shares of our common stock covered by the stock options cannot be established unless the stock options are allocated to a particular optionee.

The exercise of any stock option is contingent upon our receipt of a written notice of exercise, accompanied by cash payment, certified cheque or bank draft for the full purchase price of shares of our common stock with respect to which the stock option is exercised.

The term of any stock options granted under our Amended 2011 stock option plan must be determined by our board of directors, or by a special committee of our board of directors, if one is appointed, at the time of grant but, subject to earlier termination in the event of cessation as a director, officer, employee or consultant or in the event of death. The term of any stock options granted under our 2011 stock option plan may not exceed the maximum period permitted by any stock exchange on which shares of our common stock are then listed or other regulatory body having jurisdiction, which maximum period is presently 10 years from the date of grant.

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

The stock options are not transferable or assignable unless specifically provided in our Amended 2011 Stock Option Plan. During the lifetime of an optionee, the stock options may only be exercised by the optionee.

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

Our board of directors, or a special committee of our board of directors, if one has been appointed, may at any time terminate our Amended 2011 Stock Option Plan. Our board of directors may, subject to such approvals as may be required under the rules of any stock exchange on which our common stock is then listed or other regulatory body having jurisdiction, also at any time may amend or revise the terms of our Amended 2011 stock option plan, provided that no such amendment or revision alters the terms of any stock options theretofore granted under our Amended 2011Stock Option Plan.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders (2007 Revised Omnibus Stock Option Plan)	1,000,000	USD 0.74	-
Equity compensation plans approved by security holders (2011 Stock Option Plan)	11,100,000	USD 0.21	5,159,229[1]
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	12,100,000	USD 0.25	5,159,229
(1)

This amount only takes into account the 2011 stock option plan including the 2007 revised omnibus stock option plan and does not take into account the amendment to the 2011 stock option plan that was approved by our stockholders on February 20, 2014.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

We carry out our operations both directly and through participation in ventures with other oil and gas companies. We are actively involved in projects in Mongolia and Tajikistan. In addition, we own shares of Petromanas Energy Inc., which is involved in oil and gas activities in Albania France and Australia.

We have no operating income yet and, as a result, depend upon funding from various sources to continue operations and to implement our growth strategy.

Results of Operations

Net income/net loss

Net loss for the year ended December 31, 2013, was USD 10,961,113 compared to a net loss of USD 11,778,750 for the same period in 2012. This decrease of USD 817,637 was mainly due to a reduction in exploration costs and the partially offset by changes in and loss from the sale of investment in associate.

Operating expenses

Operating expenses for the year ended December 31, 2013, decreased to USD 6,542,669 from USD 11,968,239 reported for the same period in 2012. This is a decrease of 45% in our total operating expenses, mainly due to lower exploration activity in the ventures in Tajikistan and Mongolia.

Personnel costs

For the year ended December 31, 2013, personnel costs decreased to USD 2,301,938 from USD 2,653,844 for the same period in 2012. This decrease of 13% is mainly attributable to lower expenses related to equity awards under the stock compensation and stock option plans as well as a wind down of activity in Mongolia.

Exploration costs

For the year ended December 31, 2013, we incurred exploration costs of USD 1,146,948 as compared to USD 5,784,277 for the same period in 2012. This is a decrease of 80% primarily related to decreased exploration activity at our project in Mongolia because of the moratorium entered into in April 2013 with the government agency PAM.

Consulting fees

For the year ended December 31, 2013, we incurred consulting fees of USD 1,838,909 as compared to consulting fees of USD 1,812,230 for the same period in 2012. This is an increase of 1% is due to higher expenses in investor relations.

For the year ended December 31, 2013, we incurred expenses of USD 30,540 related to equity-based awards to non-employees, as compared to USD 36,814 in the same period in 2012. For the year ended period ended December 31, 2013, we incurred expenses of USD 415,804 related to public and investor relations, as compared to USD 278,868 in the same period in 2012, representing an increase of 49%. For the year ended period ended December 31, 2013, we incurred expenses of USD 1,170,918 related to consulting costs, as compared to USD 1,174,864 in the same period in 2012. These costs are primarily related to both projects in Tajikistan.

Administrative costs

For the year ended period ended December 31, 2013, we recorded administrative costs of USD 1,201,888 compared to USD 1,665,045 for the same period in 2012. This decrease of 28% is attributable to a decrease of travel activity, a decrease in accounting fees and IT costs.

Non-operating income/expense

For the year ended period ended December 31, 2013, we recorded a non-operating loss of USD 4,283,426 compared to a non-operating gain of USD 189,092 for the same period in 2012. This decrease of USD 4,472,518 is mainly attributable to a change in the value of our investment in Petromanas.

For the year ended period ended December 31, 2013, we recorded a decrease in fair value of investment in associate (Petromanas) of USD 4,247,067 compared to an increase in fair value of investment in associate of USD 3,719,716 and a loss from sale of investment in associate of USD 3,507,397 for the same period in 2012.

Income tax penalties accrual

For the year ended December 31, 2013 the company recorded an accrual for the potential tax penalties relating to the years ended 2007, 2008 and 2009. The tax penalties in the amount of USD 134,785 (tax penalties USD 126,000 and accrued interest USD 8,785) were recorded in income tax expense.

Liquidity and Capital Resources

Our cash balance as of December 31, 2013 was USD 3,063,947. Shareholders’ equity as of December 31, 2013 was USD 20,706,748. As of December 31, 2013, total current assets were USD 10,924,705 and total current liabilities were USD 1,092,571, resulting in net working capital of USD 9,832,134. Of our cash balance as of December 31, 2013, USD 3,063,947 was on bank accounts of MNP Petroleum Corp. and its subsidiaries. Since our company considers foreign subsidiaries to be permanently invested, taxes will be due in the event of repatriation.

During the Period of October 18, 2013 to October 29, 2013, DWM Petroleum sold 1,000,000 shares at a price of CAD 0.12 per common share for gross proceeds of CAD 120,000 (USD 114,900) on the open market. On October 25, 2013, DWM Petroleum sold an additional 3,000,000 shares at a price of CAD 0.10 per common shares for gross proceeds of CAD 300,000 (USD 288,510) on the open market.

On November 8, 2013, DWM Petroleum sold an additional 46,000,000 shares at a volume weighted price of CAD 0.12 per common shares for gross proceeds of CAD 5,595,710 (USD 5,366,286) on the open market.

Cash Flows (in USD)

	Year ended
	Dec. 31, 2013	Dec. 31, 2012
Net Cash used in Operating Activities	(5,124,010)	(12,372,875)
Net Cash provided by Investing Activities	5,695,733	1,418,902
Net Cash provided by (used in) Financing Activities	(377,125)	164,535
Change in Cash and Cash Equivalents during the Period	194,597	(10,789,438)

Operating Activities

Net cash used in operating activities of USD 5,124,010 for the year ended December 31, 2013 changed from net cash used of USD 12,372,875 for the same period in 2012. This decrease in net cash used in operating activities of USD 7,248,865, is mainly due to lower exploration activity in the company’s ventures, especially in Mongolia, and a net change in account payables of 1,388,014.

Investing Activities

Net cash provided by investing activities of USD 5,695,733 for the year ended December 31, 2013 changed from net cash provided by investing activities of USD 1,418,902 for the same period in 2012. This increase of USD 4,276,831 in cash provided by investing activities is attributable to the divestment of investment (Petromanas) with proceeds of USD 5,655,492 and a net reduction in restricted cash of USD 95,569. Whereas for the year ended December 2012 investing activities was influenced by the use of cash through the transaction payment of USD 10,111,656, capitalized exploration expenditures in Mongolia of USD 460,855 and the source of cash through the divestment of investment (Petromanas) of USD 12,115,648 respectively.

Financing Activities

Net cash used from financing activities of USD 377,125 for the year ended December 31, 2013 changed from net cash provided of USD 164,535 for the same period in 2012 due to the fluctuations in refundable deposits.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months (in USD):

Expenses	Amount

Corporate	3,257,384 [1]
Kyrgyzstan	28,800 [1]
Mongolia	1,045,994 [2]
Tajikistan - Exploration	1,766,886 [3]
Tajikistan - Rehabilitation	2,000000[4]
Business Development	120,000
Total	8,219,064

(1)	The information presented in the table above includes the costs related to our normal operational activities only.
(2)

The information presented in the table above includes the costs related to our normal operational activities only. It does not include such financial commitments as discussed in Item 1 as we are subject to certain expenditures and commitments in order to maintain our licenses which are currently pending re-negotiations.

(3)

The information presented in the table above includes the costs related to our normal operational activities and development of infrastructure but does not include any drilling activity. It does not include such financial commitments discussed in Item 1 because we assume to farm-out and be carried.

(4)	Payment to Kavsar in compensation for its expenses pursuant to section 3.4.2 of the Share Purchase Agreement, exhibit 10.24.

Our monthly burn rate (excluding exploration, drill-site preparation activities and the rehabilitation payment of USD 2,000,000) amounts to approximately USD 498,005 (corporate USD 271,449, ventures USD 226,556) and USD 685,000 if included. Considering our net working capital and our 50 million shares in Petromanas Energy Inc., we believe that we are able to fund our planned operations for the next twelve months.

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

We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant estimates are related to the going concern, the valuation of options and oil and gas properties.

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

Equity investment in associate measured at fair value

For the period ended December 31, 2012 the company had initially elected for the fair value option for subsequent measurement. The shares of the investment in associate were subject to a hold period of thirty months until February 24, 2013, and because the shares were also deposited into escrow and subject to a fixed escrow release schedule, the Company deemed them to have a Level 2 input for the calculation of the fair value in accordance with ASC 820 (Fair value measurements and disclosures). The Company had applied an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate was an estimate of the cost of capital, based on previous long-term debt the Company has issued.

For period ended December 31, 2013 we have reclassified our investment in associates from Level 2 to Level 1and account for in accordance with ASC 320 Investments - Debt and Equity Securities. We have classified the investment in associates as trading securities and report it at fair value, with unrealized gains and losses included in earnings.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Comprehensive Loss
•	Consolidated Cash Flow Statements
•	Consolidated Statements of Shareholders’ Equity (Deficit)
•	Notes to the Consolidated Financial Statements

Phone +41 44 444 35 55	BDO Visura International AG
Fax +41 44 444 35 35	Fabrikstrasse 50
www.bdo.ch	CH-8031 Zurich

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
MNP Petroleum Corporation (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of MNP Petroleum Corporation (An Exploration Stage Company) as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, statements of shareholders’ equity (deficit), and cash flow statements for the years ended December 31, 2013 and 2012 and the period from May 25, 2004 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of MNP Petroleum Corporation for the period from inception to December 31, 2008. Such statements are included in the cumulative inception to December 31, 2013 totals of the statements of comprehensive loss and cash flows and reflect total revenues and net losses of $1,375,728 and $44,204,915, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2008, included in the cumulative totals, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MNP Petroleum Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and the period from May 25, 2004 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Zurich, March 31, 2014

BDO Visura International AG

/s/ Christoph Tschumi                                                                                        /s/  Benjamin Patzen
Christoph Tschumi                                                                                              Benjamin Patzen

MNP PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	12.31.2013	12.31.2012
	USD	USD
ASSETS
Cash and cash equivalents	3,063,947	2,842,495
Restricted cash	46,738	122,521
Accounts receivable	32,508	73,309
Transaction prepayment		10,111,656
Investment in associate (Petromanas)	7,478,799
Other prepaid expenses	302,713	304,504
Total current assets	10,924,705	13,454,485

Tangible fixed assets	132,374	132,435
Investment in associate	-	238,304
Oil and gas properties (unproved)	772,855	772,855
Investment in associate (Petromanas)		17,462,734
Transaction prepayment	10,111,656
Total non-current assets	11,016,885	18,606,328

TOTAL ASSETS	21,941,590	32,060,813

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	447,736	127,283
Accrued expenses exploration costs	312,000	312,000
Other accrued expenses	332,835	166,247
Refundable deposits	-	377,125
Total current liabilities	1,092,571	982,655

Pension liabilities	142,271	109,401
Total non-current liabilities	142,271	109,401

TOTAL LIABILITIES	1,234,842	1,092,056

Common Stock (600,000,000 shares authorized as of December 31, 2013 and 300,000,000 shares authorized as of December 31, 2012, USD 0.001 par value, 172,592,292 and 172,467,292 shares, respectively, issued and outstanding)	172,592	172,592
Additional paid-in capital	78,527,990	77,828,886
Retained deficit accumulated during the exploration stage	(58,044,835)	(47,083,722)
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY	20,706,748	30,968,757

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	21,941,590	32,060,813

MNP PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

			Period from
	12.31.2013	12.31.2012	05.2004 (inception)
	USD	USD	to 12.31.2013
OPERATING REVENUES
Other revenues	-	-	1,375,728
Total revenues	-	-	1,375,728

OPERATING EXPENSES
Personnel costs	(2,301,938)	(2,653,844)	(32,761,028)
Exploration costs	(1,146,948)	(5,784,277)	(20,267,881)
Depreciation	(52,986)	(52,843)	(385,798)
Consulting fees	(1,838,909)	(1,812,230)	(14,785,985)
Administrative costs	(1,201,888)	(1,665,045)	(18,243,352)
Total operating expenses	(6,542,669)	(11,968,239)	(86,444,044)

Gain from sale of investment	-	-	3,864,197
Loss from sale of investment	-	-	(900)
			-
Operating loss	(6,542,669)	(11,968,239)	(81,205,019)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	(37,137)	2,563	108,161
Changes in fair value of warrants	-	-	(10,441,089)
Warrants issuance expense	-	-	(9,439,775)
Gain from sale of subsidiary	-	-	57,850,918
Change in fair value of investment in associate	(4,247,067)	3,719,716	(17,568,109)
Interest income	1,391	3,794	609,201
Interest expense	(613)	(29,584)	(2,637,321)
Loss on extinguishment of debt	-	-	(117,049)

Loss from sale of investment in associate	-	(3,507,397)	(3,507,397)

Income/(Loss) before taxes and equity in net loss of associate	(10,826,095)	(11,779,147)	(66,347,479)

Income taxes	(135,018)	397	(145,553)
Equity in net loss of associate	-	-	(24,523)
Net income/(loss) from continuing operations	(10,961,113)	(11,778,750)	(66,517,555)

DISCONTINUED OPERATIONS
Gain from divestiture	-	-	51,663
Operating expenses	-	-	(647,213)
Income/(Loss) from discontinued operations	-	-	(595,550)

Net income/(loss)	(10,961,113)	(11,778,750)	(67,113,105)

Net loss attributable to non-controlling interest	-	-	(18,700)
Net income/(loss) attributable to Manas	(10,961,113)	(11,778,750)	(67,131,805)

Currency translation adjustment attributable to Manas	-	-	51,001
Net comprehensive income/(loss) attributable to Manas	(10,961,113)	(11,778,750)	(67,080,804)

Net comprehensive loss attributable to non-controlling interest	-	-	18,700
Net comprehensive income/(loss)	(10,961,113)	(11,778,750)	(67,062,104)

Weighted average number of outstanding shares (basic)	172,592,292	172,547,210	128,102,529
Weighted average number of outstanding shares (diluted)	172,592,292	172,547,210	128,102,529

Basic earnings/(loss) per share attributable to Manas	(0.06)	(0.07)	(0.52)
Basic earnings/(loss) per share - continuing operations	(0.06)	(0.07)	(0.51)
Basic earnings/(loss) per share - discontinued operations	-	-	(0.01)
Diluted earnings/(loss) per share attributable to Manas	(0.06)	(0.07)	(0.52)
Diluted earnings/(loss) per share - continuing operations	(0.06)	(0.07)	(0.51)
Diluted earnings/(loss) per share - discontinued operations	-	-	(0.01)

MNP PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED CASH FLOW STATMENT

			Period from
			05.2004 (inception)
	12.31.2013	12.31.2012	to 12.31.2013
	USD	USD	USD
OPERATING ACTIVITIES
Net income/(loss)	(10,961,113)	(11,778,750)	(67,113,105)
			-
To reconcile net income/(loss) to net cash used in operating activities
Gain from sale of subsidiary	-	-	(57,850,918)
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	3,507,397	3,508,297
Gain from divestiture of discontinued operations	-	-	(72,000)
Change in fair value of investment in associate	4,247,067	(3,719,716)	17,568,109
Equity in net loss of associate	238,305	-	262,828
Depreciation	52,986	52,843	385,798
Amortization of debt issuance costs	-	-	349,910
Warrant issuance expense / (income)	-	-	19,880,864
Exchange differences	37,137	(2,563)	(108,161)
Non cash adjustment to exploration costs	-	-	(204,753)
Non cash interest income	-	-	(25,619)
Interest expense on contingently convertible loan	-	-	236,798
Loss on extinguishment of contingently convertible loan	-	-	83,202
Interest expense on debentures	-	-	764,142
Loss on extinguishment of debentures	-	-	33,847
Stock-based compensation	699,105	1,126,170	28,033,176
Decrease / (increase) in receivables and prepaid expenses	42,592	24,138	(331,656)
(Decrease) / increase in accounts payables	320,453	(1,067,561)	(61,633)
(Decrease) / increase in accrued expenses	166,588	(543,807)	258,626
Change in pension liability	32,870	28,974	142,271
Cash flow used in operating activities	(5,124,010)	(12,372,875)	(58,124,174)

INVESTING ACTIVITIES
Transaction prepayment	-	(10,111,656)	(10,111,656)
Capitalized exploration expenditure	-	(460,855)	(460,855)
Purchase of tangible fixed assets and computer software	(52,926)	(108,552)	(637,663)
Sale of tangible fixed assets and computer software	17,384	4,103	100,813
Proceeds from sale of investment	5,655,492	12,115,648	32,608,950
Decrease / (increase) restricted cash	75,783	(19,786)	(46,738)
Acquisition of investment in associate	-	-	(67,747)
Cash flow from investing activities	5,695,733	1,418,902	21,385,104

FINANCING ACTIVITIES
Contribution share capital founders	-	-	80,019
Issuance of units	-	-	37,282,734
Issuance of contingently convertible loan	-	-	1,680,000
Issuance of debentures	-	-	3,760,000
Issuance of promissory notes to shareholders	-	-	540,646
Repayment of contingently convertible loan	-	-	(2,000,000)
Repayment of debentures	-	-	(4,000,000)
Repayment of promissory notes to shareholders	-	-	(540,646)
Proceeds from exercise of options	-	-	240,062
Issuance of warrants	-	-	670,571
Proceeds from exercise of warrants	-	-	2,260,959
Cash arising on recapitalization	-	-	6,510
Shareholder loan repaid	-	-	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Repayment of bank loan	-	-	(2,520,000)
Increase in bank loan	-	-	2,520,000
Increase in short-term loan	-	-	917,698
Payment of unit issuance costs	-	-	(2,348,250)
Payment of debt issuance costs	-	-	(279,910)
Increase / (decrease) in refundable deposits	(377,125)	164,535	-
Cash flow (used in) / from financing activities	(377,125)	164,535	39,538,281

Net change in cash and cash equivalents	194,597	(10,789,438)	2,799,210

Cash and cash equivalents at the beginning of the period	2,842,495	13,629,370	-
Currency translation effect on cash and cash equivalents	26,855	2,563	264,737
Cash and cash equivalents at the end of the period	3,063,947	2,842,495	3,063,947

Supplement schedule of non-cash investing and financing activities:
Capitalized exploration costs recorded as accruals	-	312,000	312,000
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay unit issuance costs	-	-	280,172
Warrants issued to pay placement commission expenses	-	-	2,689,910
Debenture interest paid in common shares	-	-	213,479
Forgiveness of advance payment from Petromanas Energy Inc.	-	-	917,698
Initial fair value of shares of investment in Petromanas	-	-	46,406,821
Forgiveness of receivable due from Manas Adriatic GmbH	-	-	(3,449,704)

MNP PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

SHAREHOLDERS' EQUITY/(DEFICIT)	Number of shares	Share capital	Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Compre-hensive Income/ (Loss)	Total share- holders' equity/(deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction	20,110,400	20,111	(356,732)	-	-	(336,621)
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289
Private placement of units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997
Private placement of units	10,709	11	(11)	-	-	-
Private placement of units, issued for cash	825,227	825	3,521,232	-	-	3,522,057
Currency translation adjustment	-	-	-	-	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)
Balance December 31, 2007	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870

Balance January 1, 2008	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	9,787,978	-	-	9,790,873
Private placement of units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429
Issuance of warrants	-	-	10,110,346	-	-	10,110,346
Beneficial conversion feature	-	-	557,989	-	-	557,989
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)
Net loss for the period	-	-	-	(30,296,106)	-	(30,296,106)
Balance December 31, 2008	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)

Balance January 1, 2009	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)
Adoption of ASC 815-40	-	-	(9,679,776)	9,086,972	-	(592,804)
Reclassification warrants	-	-	10,883,811	-	-	10,883,811
Stock-based compensation	-	-	4,475,953	-	-	4,475,953
Currency translation adjustment	-	-	-	-	7,679	7,679
Net loss for the year	-	-	-	(21,618,015)	-	(21,618,015)
Balance December 31, 2009	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)

Balance January 1, 2010	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)
Exercise of warrants	3,832,133	3,832	2,257,127	-	-	2,260,959
FV adjustment of exercised warrants	-	-	72,644	-	-	72,644
Reclassification warrants	-	-	77,439	-	-	77,439
Stock-based compensation	2,103,527	2,103	4,174,558	-	-	4,176,661
Shares to be issued	-	-	240,062	-	-	240,062
Redeemable shares	-	-	(2,517,447)	-	-	(2,517,447)
Net loss for the year	-	-	-	74,442,353	-	74,442,353
Balance December 31, 2010	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484

Balance January 1, 2011	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484
Stock-based compensation	2,106,082	2,106	797,190	-	-	799,296
TSX listing units, issued for cash	44,450,500	44,451	19,552,378	-	-	19,596,829
Exercise of options	923,317	923	(923)	-	-	-
Redeemable shares	-	-	2,517,447	-	-	2,517,447
Net loss for the year	-	-	-	(53,015,719)	-	(53,015,719)
Balance December 31, 2011	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337

Balance January 1, 2012	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337
Stock-based compensation	125,000	125	1,126,045	-	-	1,126,170
Net loss for the year	-	-	-	(11,778,750)	-	(11,778,750)
Balance December 31, 2012	172,592,292	172,592	77,828,886	(47,083,722)	51,001	30,968,757

Balance January 1, 2013	172,592,292	172,592	77,828,886	(47,083,722)	51,001	30,968,757
Stock-based compensation	-	-	699,104	-	-	699,104
Net loss for the year	-	-	-	(10,961,113)	-	(10,961,113)
Balance December 31, 2013	172,592,292	172,592	78,527,990	(58,044,835)	51,001	20,706,748

1. CORPORATE INFORMATION

The consolidated financial statements comprise MNP Petroleum Corporation (“MNP” or the “Company”) and its subsidiaries (collectively, “the Group”) for the years ended December 31, 2013 and 2012 and the period from May 25, 2004 (inception) to December 31, 2013.

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

The Company has a focused strategy on exploration and developing oil and gas resources in Central Asia and East Asia (Tajikistan and Mongolia). In the Balkan Region (Albania), France and Australia the Company holds an investment in associate (Petromanas Energy Inc.).

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

Scope and methods of consolidation

The consolidated financial statements include MNP Petroleum Corporation and all companies which MNP Petroleum Corporation directly or indirectly controls (over 50% of voting interest). The companies included in the consolidation are listed in Note 11.

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

Investment in associate measured at fair value

For the period ended December 31, 2012 the company had initially elected for the fair value option for subsequent measurement. The shares were subject to a hold period of thirty months until February 24, 2013, and because the shares were also deposited into escrow and subject to a fixed escrow release schedule, the Company deemed them to have a Level 2 input for the calculation of the fair value in accordance with ASC 820 (Fair value measurements and disclosures). The Company had applied an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate was an estimate of the cost of capital, based on previous long-term debt the Company has issued.

For period ended December 31, 2013 we have reclassified our investment in associates from Level 2 to Level 1and account for it in accordance with ASC 320 Investments - Debt and Equity Securities. We have classified the investment in associates as trading securities and report it at fair value, with unrealized gains and losses included in earnings.

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

Revenue recognition

Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Group and the revenue can be reliably measured. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. The Group’s revenue during the year 2008 consists of consulting fees from contracts with fees based on time and materials which are recognized as the services are performed and amounts are earned and options premiums received for the farm-out of the Group’s exploration interests. The Group did not earn revenue during the years 2013 and 2012.

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

3. NEW ACCOUNTING STANDARDS

For the period ended December 31, 2013 the Company was not impacted by any new accounting standards.

4. CASH AND CASH EQUIVALENTS

				Held in other	Total	Total
	Held in USD	Held in EUR	Held in CHF	currencies	Dec 31, 2013	Dec 31, 2012

Cash and cash equivalents (in USD)	374,069	3,521	2,686,293	64	3,063,947	2,842,495

Cash and cash equivalents are available to the Group without restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

5. PLAN FOR ACQUISITION

On December 31, 2012, DWM Petroleum AG, our wholly-owned Swiss subsidiary, entered into a Share Purchase Agreement with an unrelated third party, a small, private company known only in Tajikistan, to purchase, for USD 21,000,000 in cash, 80% of the equity interest in a Swiss company which, at the time of closing of the transaction described in the Share Purchase Agreement, will own a Tajik company (“target company”) which in turn will own 100% of the interest in certain producing oilfield assets located in Tajikistan. The seller’s (“Kavsar”) wholly-owned subsidiary, a small, private company known only in Tajikistan, currently owns the majority of the equity in the target company.

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

On March 31, 2014 DWM Petroleum and Kavsar signed a Supplement Agreement which is effective September 27, 2013 (Exhibit 10.31) to the Share Purchase Agreement. The Supplement Agreement outlines pursuant to Article 3.4.2 of the Share Purchase Agreement that DWM Petroleum is entitled to receive from Kavsar 65% of the participation certificates in Energy Partners Austria, the beneficial owner of 57.42% shares in Petroleum Sugd, a joint venture with limited liability incorporated under the laws of Tajikistan and operator of the oil fields in Tajikistan, subject to the payment of USD 2 million by DWM Petroleum. Furthermore, the Supplement Agreement outlines that Kavsar shall transfer all shares from TF Petroleum AG, a company incorporated under the Laws of Switzerland, including the assets for zero consideration to DWM Petroleum.

In return DWM Petroleum shall waive USD 100,000.00 from the prepayment. Starting January 1, 2014 DWM Petroleum will be eligible to future profits and dividends from Energy Partners Austria. The closing of the transaction is subject to the capital restructuring requirement of Energy Partners Austria by Kavsar, the notary act and regulatory approval. After the finalization of the Supplement Agreement the Share Purchase Agreement is concluded.

Management currently takes the position that no amendments are required to the line item “Transaction Prepayment” for the period ended December 31, 2013.

6. TANGIBLE FIXED ASSETS

Year 2013 (in USD)	Office equipment & furniture	Vehicles	Leasehold improvements	Computer software	Total
Cost at Jan 1, 2013	147,141	117,884	47,375	33,212	345,613
Additions	10,575	39,866	-	2,485	52,926
Disposals	-	(17,384)	-	-	(17,384)
Cost at Dec 31, 2013	157,717	140,366	47,375	35,697	381,155
Accumulated depreciation at Jan 1, 2013	(112,608)	(50,146)	(47,375)	(3,048)	(213,178)
Depreciation	(11,756)	(22,805)	-	(18,426)	(52,986)
Disposals	-	17,384	-		17,384
Accumulated depreciation at Dec 31, 2013	(124,364)	(55,567)	(47,375)	(21,474)	(248,780)
Net book value at Dec 31, 2013	33,353	84,799	-	14,223	132,374

Year 2012 (in USD)	Office equipment & furniture	Vehicles	Leasehold improvements	Computer software	Total
Cost at Jan 1, 2012	151,303	101,340	47,375	-	300,018
Additions	-	76,000	-	33,212	109,212
Disposals	(4,162)	(59,456)	-	-	(63,618)
Cost at Dec 31, 2012	147,141	117,884	47,375	33,212	345,612
Accumulated depreciation at Jan 1, 2012	(95,691)	(85,103)	(38,545)	-	(219,339)
Depreciation	(16,917)	(24,048)	(8,300)	(3,048)	(52,843)
Disposals	-	59,005	-		59,005
Accumulated depreciation at Dec 31, 2012	(112,608)	(50,146)	(47,375)	(3,048)	(213,177)
Net book value at Dec 31, 2012	34,533	67,738	-	30,164	132,435

Depreciation expense for the year ended December 31, 2013 and 2012 was USD 52,986 and USD 52,843, respectively.

7. OIL AND GAS PROPERTIES

	Year ended	Year ended
Capitalized exploration costs (in USD)	Dec. 31, 2013	Dec. 31, 2012
Unproved, not subject to depletion	772,855	772,855
Proved subject to depletion	-	-
Accumulated depletion	-	-

Total capitalized exploration costs	772,855	772,855

During 2012, two wells were drilled as part of one large campaign which included three drillings in Mongolia. At the beginning of the year, the Company had no recorded unproved properties in Mongolia. During 2012, the Company capitalized USD 2,998,636 of which USD 2,225,781 was expensed as “Exploration Costs” in the Statement of Operations during the third quarter of 2012 as the two wells were found dry. The Company had a remaining capitalized balance of USD 772,855 as of December 31, 2013. This balance relates to specific costs for wells still to be drilled including capitalized costs recorded as accruals for USD 312,000. These costs have not been paid due to the current moratorium in place.

If the third well is found to be a dry hole, all remaining capitalized costs related to the campaign will de facto be expensed, with the exception of the tangible equipment, which will continue to have a salvage value (it will be either sold or written off). If the well is found to have proven reserves, the capitalized drilling costs will be reclassified as part of the cost of the well. No exploration costs were capitalized during the year ended December 31, 2013.

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

8. STOCK COMPENSATION PROGRAM

Amended 2011 Stock Option Plan

At the Company’s Annual and Special Meeting of Shareholders held on September 22, 2011, the shareholders approved the Company’s 2011 Stock Option Plan. The purpose of the 2011 Stock Option Plan is to advance the interests of the Company by encouraging its directors, officers, employees and consultants to acquire shares of the Company’s common stock, thereby increasing their proprietary interest in the Company, encouraging them to remain associated with the Company and providing them with additional incentive to assist the Company in building value. The previous 2011 Stock Option Plan authorizes the Company to issue options to purchase such number of the Company’s common shares as is equal to on aggregate, together with options issued under any prior plan, of up to 10% of the number of issued and outstanding shares of the Company’s common stock at the time of the grant (it is the type of stock option plan referred to as a “rolling” stock option plan).

The Amended 2011 Stock Option Plan, which was approved at Annual Shareholders Meeting dated February 20, 2014, authorizes the Company to issue options to purchase such number of the Company’s common shares as is equal to on aggregate, together with options issued under any prior plan, of up to 34,500,000 shares of the Company’s common stock (it is the type of stock option plan referred to as a “fixed” stock option plan).

If all or any portion of any stock option granted under the Amended 2011 Stock Option Plan expires or terminates without having been exercised in full, the unexercised balance will be returned to the pool of stock available for grant under the 2011 Stock Option Plan. During the year 2013 3,500,000 stocks were granted of which 1,000,000 to one of our directors expired unexercised on September 30, 2013.

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

Grants

-        2013

On February 1, 2013, the Company issued under the 2011 stock option plan 2,000,000 stock options to two directors. Each stock option is exercisable at a price of CDN$0.15 per share for a period of 10 years and vesting in 2 years in quarterly installments.

On February 1, 2013, the Company granted 750,000 stock options to the consultant General Research GmbH pursuant to a consulting agreement for the provisions of investor relations and corporate communication services in Europe. Each stock option is exercisable at a price of US$0.15 per share for a period of 5 years and vesting in 2 years in quarterly installments.

On June 26, 2013, the Company granted 750,000 stock options to the consultant Undiscovered Equities Inc. pursuant to a consulting agreement for the provisions of investor relations and corporate communication services in North America. Of the total, 250,000 stock options may be exercised at a price of US$0.15 per share, 250,000 stock options may be exercised at a price of US$0.30 per share and 250,000 stock options may be exercised at a price of US$0.45 per shares. The options expire on June 26, 2018 and vest over 12 months in quarterly installments following the effective date of the option agreement.

On February 1, 2013 4,850,000 options of certain directors and officers were cancelled. The unamortized compensation was expensed and was immaterial. On June 30, 2013 500,000 options expired unexercised and further 1,000,000 options expired unexercised on September 30, 2013 and on October 29, 2013 respectively.

-        2012

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

The following table shows the weighted average assumptions used in the Black-Scholes option pricing model to calculate the fair values of the options granted during the financial year ended December 31, 2013 and 2012:

No options were granted in 2012.

Assumption used	2013	2012
Expected dividend yield	0%	N/A
Excepted volatility	107%	N/A
Risk-free interest rate	0.97%	N/A
Expected term (in years)	5.34	N/A
Expected dividend yield	0%	N/A

During the year ended December 31, 2013, the weighted average fair value of options granted was USD 0.05 at the grant date, respectively.

The following table illustrates the development of the Company’s non-vested options during the year ended December 31, 2013:

Non-vested options	Shares under option	Weighted-average
		grant date fair value
Non-vested at December 31, 2012	5,254,909	0.17
Non-vested granted	3,500,000	0.05
Vested	(5,872,917)	0.13
Non-vested, forfeited or canceled	(1,413,242)	0.15
Non-vested at December 31, 2013	1,468,750	0.05

As of December 31, 2013, there was USD 58,277 of unrecognized compensation expense related to non-vested stock option based compensation arrangements. These expenses are expected to be recognized over a weighted average period of 1.02 years.

The following tables summarize the Company’s stock option activity for the years ended December 31, 2013 and 2012:

Outstanding options 2013	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	15,950,000	USD 0.39	7.07	-
Granted	3,500,000	USD 0.18	6.21	-
Exercised	-	-	-	-
Forfeited or expired	(7,350,000)	USD 0.50	-	-
Outstanding at December 31, 2013	12,100,000	USD 0.25	7.07	-
Exercisable at December 31, 2013	10,631,250	USD 0.26	7.17	-

Outstanding options 2012	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	18,350,000	USD 0.37	7.04	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(2,400,000)	USD 0.26	-	-
Outstanding at December 31, 2012	15,950,000	USD 0.39	7.04	-
Exercisable at December 31, 2012	10,695,091	USD 0.46	6.45	-

The following table summarizes information about the Company’s stock options as of December 31, 2013:

	Options Outstanding		Options Exercisable
Exercise Price in USD	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
0.15	1,000,000	4.19	406,250	4.21
0.2	500,000	2.89	500,000	2.89
0.215	8,100,000	7.77	8,100,000	7.77
0.3	250,000	4.48	125,000	4.48
0.45	250,000	4.48	125,000	4.48
0.68	500,000	5.61	500,000	5.61
0.79	500,000	5.61	500,000	5.61
Total	12,100,000	5.35	10,631,250	5.34

	Options Outstanding		Options Exercisable
Exercise Price in CDN$	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
0.15	1,000,000	9.09	375,000	9.09

As of December 31, 2013 all options were out-of-the-money and, therefore, they had no intrinsic value.

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

No share grants were granted in 2013.

As of December 31, 2013, there were no unrecognized compensation costs related to unvested share grants.

     8.3. Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

Stock based compensation	Year ended
expenses (in USD)	Dec 31, 2013	Dec 31, 2012
Option grants	699,104	1,047,699
Share grants		35,702
Total	699,104	1,083,401
Recorded under “Personnel”	668,564	1,046,587
Recorded under “Consulting fees”	30,540	36,814

9. WARRANTS

On May 6, 2011, upon completion of a public offering, the Company issued 44,450,500 Unit Warrants and 1,333,515 Agent Warrants. The Unit Warrants are exercisable until May 6, 2014 and the Agent Warrants until May 6, 2013, respectively. In accordance with ASC 815, the Company determined that the Unit Warrants and the Agent Warrants are to be classified in stockholders’ equity due to the fact that there are no cash settlement provisions, no re-set provisions or any other provisions that would require liability accounting.

     9.1. Warrant activity

The following tables summarize the Company’s warrant activities for the years ended December 31, 2013 and 2012:

Warrants 2013	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2012	45,934,015	USD 0.70
Granted	-	-
Exercised	-	-
Forfeit or expired	(1,483,515)	-
Outstanding at March	-	-
Outstanding at December 31, 2013	44,450,500	USD 0.70

Warrants 2012	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2011	45,934,015	USD 0.70
Granted	-	-
Exercised	-	-
Forfeit or expired	-	-
Outstanding at March	-	-
Outstanding at December 31, 2012	45,934,015	USD 0.70

     9.2. Warrants Outstanding

As of December 31, 2013, the Company had 45,450,500 warrants outstanding to purchase common stock and as of December 31, 2012 45,934,015, respectively. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has enough shares of common stock authorized in the event that these warrants are exercised.

The following table summarizes information about the Company’s warrants outstanding as of December 31, 2013 and 2012:

Warrant series 2013	Number of warrants	Strike price	Grant date	Expiry date
Unit warrants	44,450,500	USD 0.70	May 6, 2011	May 6, 2014
Total warrants outstanding	44,450,500

Warrant series 2012	Number of warrants	Strike price	Grant date	Expiry date
Grant	150,000	USD 0.80	June 2, 2010	June 2, 2013
Unit warrants	44,450,500	USD 0.70	May 6, 2011	May 6, 2014
Agent warrants	1,333,515	USD 0.60	May 6, 2011	May 6, 2013
Total warrants outstanding	45,934,015

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

During the Period of October 18, 2013 to October 29, 2013, DWM Petroleum sold 1,000,000 shares at a price of CAD 0.12 per common share for gross proceeds of CAD 120,000 (USD 114,900) on the open market. On October 25, 2013, DWM Petroleum sold an additional 3,000,000 shares at a price of CAD 0.10 per common shares for gross proceeds of CAD 300,000 (USD 288,510) on the open market.

On November 8, 2013, DWM Petroleum sold an additional 46,000,000 shares at a volume weighted price of CAD 0.12 per common shares for gross proceeds of CAD 5,595,710 (USD 5,366,286) on the open market.

On December 31, 2012, DWM Petroleum owned and controlled 100,000,000 common shares of Petromanas and it had the right to acquire a further 38,750,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions. The 100,000,000 common shares represent approximately 14.4% of the issued and outstanding common shares of Petromanas.

On December 31, 2013, DWM Petroleum owned and controlled 50,000,000 common shares of Petromanas and it had the right to acquire a further 38,750,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions. The 50,000,000 common shares represent approximately 7.2% of the issued and outstanding common shares of Petromanas.

Since the shares were subject to a hold period of thirty months until February 24, 2013, and because the shares were also deposited into escrow and subject to a fixed escrow release schedule, the Company deemed them to have a Level 2 input for the calculation of the fair value in accordance with ASC 820 (Fair value measurements and disclosures). The Company had applied an annual discount rate of 12% on the quoted market price based on the time before the shares become freely tradable. The discount rate was an estimate of the cost of capital, based on previous long-term debt the Company has issued.

Since February 25, 2013 the fair value of the investment in Petromanas has been reclassified to Level 1 and no additional discount rate is being used for the current calculation of the investment.

Effective August 14, 2013 all Petromanas shares held by the Company, are free of any restrictions and are eligible for resale. The Company intends to use these shares for its working capital requirements or pledge them for a short term financing facility. Pursuant to that we have reclassified the remaining Petromanas shares from non-current to current assets.

The quoted market price for one common share of Petromanas on December 31, 2012 and December 31, 2013 was CAD 0.175 (USD 0.176) and CAD 0.16 (USD 0.15), respectively.

During the year ended December 31, 2013 and 2012, respectively, the Company recorded USD 4,247,067 unrealized loss on investment in Petromanas and USD 3,719,716 unrealized gain on investment, respectively.

11. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of MNP Petroleum Corporation and the entities listed in the following table:

Company	Country	Equity share	Equity share
		Dec. 31, 2013	Dec. 31, 2012
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Calgary (3)	Canada	7.2%	14.4%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (8)	Mongolia	74%	74%
Gobi Energy Partners GmbH (9)	Switzerland	74%	74%

(1)	Included Branch in Albania that was sold in February 2010.
(2)	Founded in 2007.
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated.
(5)

CJSC Somon Oil Company was founded by DWM Petroleum AG. As CJSC Somon Oil has been in a loss position since its inception and MNP is legally required to fund the losses, no no-controlling interest has been recorded.

(6)	Founded in 2008.
(7)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008.
(8)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). Gobi Energy Partners GmbH holds record title to 100% of Gobi Energy Partners LLC.
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

In phase 2 of the work program, in the event Santos spends in excess of USD 42,000,000 on the appraisal wells, the Company would be obligated to pay 30% of the excess expenditure. Pursuant to the farm-in agreement with Santos costs had been carried by Santos and DWM Petroleum AG has not recorded any losses.

Due to political uncertainty in the country Santos and DWM have decided to exit Kyrgyzstan. On July 2013 the board of directors took the decision to exit Kyrgyzstan. Since then all of the licenses have expired and Santos is in the process of winding up South Petroleum at its expense. There will be no liquidated damages as a result of exiting the venture. We wrote off our investment in associate (USD 238,304) during the third quarter of 2013 and which was recorded under exploration costs.

-        CJSC Somon Oil (Tajikistan)

On December 10, 2007 DWM Petroleum (100% subsidiary of MNP Petroleum) & Santos entered into an Option Agreement under which Santos has a unilateral option to elect for those parties to execute at a later stage, a Farm In Agreement for a 70% interest in DWM Petroleum’s “West” (area Navobod-Obchai Kalacha) Tajikistan License and a proposed North Tajik license. MNP Petroleum expects the North Tajik license to be granted to Somon Oil in the near future.

Santos International Ventures Pty Ltd had an option to enter into a farm in agreement in respect of these licenses, but decided in December 31, 2012 not to pursue this option. Santos continued to fund current capital expenditures, as well as certain general and administrative costs of Somon Oil until January 2013. DWM is in negotiations to setup a new consortium for this acreage, and we anticipate the financial commitment amounts to change. To date no liquidated damages have occurred.

-        Related parties

Due to the sale of 150,000,000 shares of Petromanas Energy, ownership and voting right percentages of MNP Petroleum Corporation has diminished as the amount of shares owned have decreased from 14.4% at December 31, 2012 to 7.2% at December 31, 2013.

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

	Year ended
Related parties’ transactions	Dec 31, 2013	Dec 31, 2012
Affiliates
Management services performed to Petromanas*	(13,052)	(15,461)
Board of directors
Payments to directors for office rent	37,344	25,605
Payments to related companies controlled by directors
for rendered consulting services	379,057	362,948

* Services invoiced or accrued are recorded as contra-expense in personnel cost and administrative cost

12. INCOME TAXES

The components of income from continuing operations before income taxes are as follows:

	Year ended
Income taxes (in USD)	Dec 31,2013	Dec 31, 2012
Domestic	(1,410,271)	(1,354,527)
Foreign	(9,415,824)	(10,424,620)
Income/(loss) from operations before income tax	(10,826,095)	(11,779,147)

Income taxes relating to the Company’s continuing operations are as follows:

	Year ended
Income taxes for continuing operations (in USD)	Dec 31,2013	Dec 31, 2012
Current income taxes
US Federal, state and local	-	-
Foreign	233	(397)
Deferred income taxes
US Federal, state and local	134,785	-
Foreign	-	-
Income tax expense/(recovery)	135,018	(397)

Income taxes at the United States federal statutory rate compared to the Company’s income tax expenses as reported are as follows:

	Year ended
Income taxes at the US statutory rate (in USD)	Dec 31,2013	Dec 31, 2012
Net income/(loss) before income tax	(10,826,095)	(11,779,147)
Statutory tax rate	35%	35%
Expected income tax expense/(recovery)	(3,789,133)	(4,122,701)
Impact on income tax expense/(recovery) of the following:
Permanent differences: Sale of PMI shares	4,591,691	6,143,698
Change in valuation of warrants and liabilities	12,168	11,242
Expiring losses	-	2,982,203
True-up of available losses	1,161,033	-
Stock compensation cancelled	2,318,379	-
Section 956 inclusion	209,642	-
Intercompany interest	169,786	-
Change in valuation allowance	(6,729,279)	(4,344,780)
Impact of tax rate changes and differences	(2,212,608)	(516,406)
US tax penalties	134,785	-
Other	(156,662)	(153,653)
Income tax expense/(recovery)	135,018	(397)

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criterion under ASC740, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance.

The Company’s deferred tax assets and liabilities consist of the following:

	Year ended
Deferred tax assets and liabilities (in USD)	Dec 31,2013	Dec 31, 2012
Deferred tax assets
Stock based compensation	588,094	2,661,787
Tax loss carry-forwards	8,616,459	11,356,905
Other	31,536	8,192
Investment in Petromanas	(51,963)	1,886,521
Valuation allowance	(9,184,126)	(15,913,405)
Deferred tax assets/(liabilities)	-	-

The Company’s operating loss carry-forwards of all jurisdictions expire according to the following schedule:

	As of Dec 31, 2013
Operating loss carry-forward (in USD)	United States	Switzerland	Mongolia	Tajikistan	Total
2014	-	-	6,740,485	577,355	7,317,840
2015	-	72,470	909,772	929,872	1,912,114
2016	-	75,463	-	220,326	295,789
2017	-	-	-	345,480	345,480
2018	-	70,777	-	327,479	398,256
2019	-	154,657	-	207,819	362,476
2020	-	102,948	-	504,790	607,738
2021	71,637	-	-	-	71,637
2022	94,341	-	-	-	94,341
2023	63,291	-	-	-	63,291
2024	13,578	-	-	-	13,578
2025	134,360	-	-	-	134,360
2026	360,521	-	-	-	360,521
2027	5,327,959	-	-	-	5,327,959
2028	4,285,071	-	-	-	4,285,071
2029	3,245,872	-	-	-	3,245,872
2030	3,054,151	-	-	-	3,054,151
2031	2,851,080	-	-	-	2,851,080
2032	277,493	-	-	-	277,493
2033	22,089	-	-	-	22,089
Total operating loss carry-forwards	19,801,443	476,315	7,650,257	3,113,121	31,041,136

Included in the operating loss carry-forwards in the US expiring in 2032 is a windfall tax benefit on stock option exercise of USD 82,744. When the benefit of this deduction is realized to reduce current income taxes payable in a future year, it will be recorded as a credit to additional paid-in capital. Under current income tax law in Mongolia, our 74% owned subsidiary Gobi Energy Partners LLC is exempted from income tax.

In prior years, the Company was advised by the Internal Revenue Services (IRS) of aggregate penalties amounting to USD 126,000. These penalties concern failures to file certain tax returns for the year ended 2007, 2008 and 2009. In order not to accrue further interest the Company took the decision to pay the penalties in Q1 2014 and therefore created an accrual in the amount of USD 134,785 (penalties USD 126,000 and accrued interest USD 8,785) recorded in income tax expense. The Company continues to appeal the IRS decision.

The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
US Federal	2010 – 2013
Switzerland	2011 – 2013
Mongolia	2013
Tajikistan	2013

As of December 31, 2013 and 2012, there were no known uncertain tax positions with the exception of the above mentioned potential tax penalties. We have not identified any tax positions for which it is reasonably possible that a significant change will occur during the next 12 months.

Pursuant to APB 23, provision has not been made for U.S. or additional foreign taxes since all ventures of the Company are not generating any income and will not for the foreseeable future. The company expects that future earnings will be reinvested but could become subject to additional tax if they were remitted as dividends or were loaned to the Company, or if the Company should sell or dispose of its stock in the foreign subsidiaries. It is not practical to determine the deferred tax liability, if any, that might be payable on foreign earnings because if the Company were to repatriate these earnings, the Company believes there would be various methods available to it, each with different U.S. tax consequences.

13. ISSUED CAPITAL AND RESERVES

	Year ended
Shares MNP Petroleum Corporation	Dec 31,2013	Dec 31, 2012
Total number of authorized shares	600,000,000	600,000,000
Total number of fully paid-in shares	172,592,292	172,592,292
Par value per share (in USD)	0.001	0.001
Total share capital (in USD)	172,592	172,592

All shares are common shares. There are no different share categories.

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

At December 31, 2013, there had been no legal actions against any member of the Group in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

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

-        License agreements held by Gobi Energy Partners (Mongolia)

The following table sets forth the approximate financial commitment amounts pursuant to each production sharing contract for Blocks XIII and XIV during the periods indicated (in USD):

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

License agreement held by CJSC Somon Oil (Republic of Tajikistan)

The following table sets forth the approximate commitments pursuant to the licenses during the periods indicated (in USD):

License Area	2013*	2014*	2015*	2016*
West[1]	4,500,000	2,500,000	to be agreed	to be agreed
North-West[2]	8,680,000	8,700,000	3,600,000	4,600,000
* Commitments are based on calendar year. Amounts indicative, work plan prevails.
1 granted on July 25, 2007, extension after July 25, 2014 and the related commitments to be agreed.
2 License granted on July 28, 2009

Santos continued to fund current capital expenditures, as well as certain general and administrative costs of Somon Oil until January 2013. DWM is in negotiations to set-up a new consortium for this acreage. The anticipated farm-in agreement, foresees that DWM is fully carried and there are no liquidated damages in case of failure.

Operating leases

The Company has entered into a lease contract over five years for offices beginning on October 1, 2010 and ending on September 30, 2015. The annual rate of the lease amounts to CHF 124,500 and is tied to Swiss CPI, adjustable on a yearly basis. The office lease contract can be terminated at any time, if the Company finds a subsequent tenant. The lease contract has been terminated effective September 30, 2013.

In October 2011, the Company concluded lease contracts for two cars. The contracts have a term of 48 months each.

For the years ended December 31, 2013 and 2012 we had expenses for these items of USD 120,765 and USD 182,689, respectively.

Future net lease payments for two leased cars are presented in the table below (in USD):

Year	Lease payments
2014	27,563
2015	21,930
2016	-
2017	-
Thereafter	-
Total	49,493

15. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

Personnel Costs (in USD)	2013	2012
Wages and salaries	2,064,955	2,400,660
Social security contributions	143,525	156,412
Pension fund contribution	60,587	67,798
Pension (surplus)/underfunding	32,870	28,974
Total Personnel Costs	2,301,938	2,653,844

Defined Benefit Plan

We maintain Swiss defined benefit plans for six of our employees. These plans are part of independent collective funds providing pensions combined with life and disability insurance. The assets of the funded plans are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The funds’ benefit obligations are fully reinsured by AXA Winterthur Insurance Company. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

The actuarial valuation was carried out as of December 31, 2013. The amounts recognized in the consolidated balance sheets, shown in other non-current liabilities, as at December 31, 2013 and as at December 31, 2012 respectively, were determined to be as follows:

Amounts recognized (in USD)	2013	2012
ABO End of Year	685,041	674,340

Change in PBO During Year
PBO at Beginning of Period	827,379	994,828
Service Cost	47,545	35,466
Interest Cost	19,029	22,341
Employee Contributions	82,481	81,620
Plan Amendments	-	-
Liability (Gain)/Loss	13,905	37,558
Actuarial (Gain)/Loss due to Changes in Assumptions	-	63,775
Benefit Payments	(88,938)	(427,741)
currency translation adjustment	22,200	19,533
PBO at End of Year (in USD)	923,602	827,379

Change in Assets During Year
Fair Value of Assets at Beginning of period	690,234	874,971
Actual Return on Assets	11,491	(3,181)
Company Contributions	82,481	81,620
Employee Contributions	82,481	81,620
Benefit Payments	(79,517)	(365,500)
Currency translation adjustment	(5,842)	20,706
Fair Value of Assets at End of Year	781,331	690,234
Net assets/(liabilities) in balance sheet	(142,271)	(109,401)

The following table provides the weighted average assumptions used to calculate net periodic benefit cost and the actuarial present value of projected benefit obligations:

Assumptions at year-end	Dec 31, 2013	Dec 31, 2012
Discount rate	2.25%	2.25%
Expected rate of return on plan assets	2.00%	2.00%
Salary increases	1.00%	1.00%

Future benefits, to the extent that they are based on compensation, include assumed salary increases, as presented above, consistent with past experience and estimates of future increases in the Swiss industrial labor market.

Net periodic pension cost has been included in the Company’s results as follows:

Pension expense (in USD)	Dec 31, 2013	Dec 31, 2012
Net service cost	47,545	35,466
Interest cost	19,029	22,341
Expected return on assets	(17,223)	(9,409)
Amortization of net (gain)/loss	20,243	13,006
Net periodic pension cost	69,595	61,404

All of the assets are held under the collective contract by the plan’s re-insurer AXA Winterthur Insurance Company and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Group in respect of employer contributions to the pension plan for the year ended December 31, 2014 are USD 74,286.

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

Financial assets and liabilities carried at fair value as of December 31, 2013:

Financial assets 2013 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	7,478,799	-	-
Total	7,478,799	-	-

Financial assets and liabilities carried at fair value as of December 31, 2012:

Financial assets 2012 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	-	17,462,734	-
Total	-	17,462,734	-

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the year ended December 31, 2013 (in USD):

Balance at Jan 1, 2013	17,462,734
Total gains (losses) realized and unrealized:
Included in earnings - unrealized	(7,148,060)
Included in earnings - realized	-
Included in other comprehensive income	-
Proceeds from sale of investment in associate	-
Net transfer in/(out) of level 2	(10,314,674)
Balance at Dec 31, 2013	-

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
  Investment in Petromanas – For the period ended December 31, 2013 the fair value was calculated based on quoted market prices and for the period ended December 31, 2012 the fair value was calculated based on the quoted market prices and a discount factor derived from the Company’s estimated cost of capital, respectively.
  Accounts Payable – carrying amount approximated fair value.
  Refundable deposits – carrying amount approximated fair value.

The fair value of our financial instruments is presented in the table below (in USD):

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying		Fair Value	Reference
	Amount	Value	Amount	Fair Value	Levels
Cash and cash equivalents	3,063,947	3,063,947	2,842,495	2,842,495	1	Note 4
Restricted cash	46,738	46,738	122,521	122,521	1
Transaction prepayment	10,111,656	10,111,656	10,111,656	10,111,656	1	Note 5
Accounts receivable	32,508	32,508	73,309	73,309	1
Investment in Petromanas	7,478,799	7,478,799	17,462,734	17,462,734	1/2	Note 11
Accounts Payable	447,736	447,736	127,283	127,283	1
Refundable Deposits	-	-	377,125	377,125	1

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

The following table summarizes the Company’s financial results from the Chilean project since inception to date:

Chilean project	Year ended		Period from May 05, 2004
(in USD)	Dec 31, 2013	Dec 31, 2012	(inception) to Dec 31, 2013
OPERATING REVENUES
Proceeds from divestiture	-	-	72,000
Total revenues	-	-	72,000
OPERATING EXPENSES
Personnel costs	-	-	(211,228)
Exploration costs	-	-	(420,985)
Depreciation	-	-	-
Consulting fees	-	-	(20,337)
Administrative costs	-	-	(15,000)
Total operating expenses	-	-	(667,550)
OPERATING INCOME			(595,550)

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Year ended
EPS	Dec 31, 2013	Dec 31, 2012
Company posted	Net loss	Net loss
Basic weighted average shares outstanding	172,592,292	172,547,210
Dilutive effect of common stock equivalents:
- stock options under employee compensation plans and warrants	-	-
Diluted weighted average shares outstanding	172,592,292	172,547,210

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

	Year ended
Stock equivalent	Dec 31, 2013	Dec 31, 2012
Options	12,100,000	15,950,000
Warrants	44,450,500	45,934,015
Total	56,550,500	61,884,015

19. SEGMENT INFORMATION

The chief operating decision maker (“CODM”) is the Group CEO and Group CFO. Nor the CODM, Executive Officers nor the Directors receive disaggregated financial information about the locations in which exploration is occurring. Therefore, the Group considers that it has only one reporting segment.

The following table presents the Company’s tangible fixed assets by geographic region:

Tangible fixed assets (in USD)	Dec 31, 2013	Dec 31, 2012
United States	-	-
Switzerland	14,223	32,446
Mongolia	62,070	88,195
Tajikistan	56,081	11,794
Total tangible fixed assets	132,374	132,435

20. SUBSEQUENT EVENTS

The Amended 2011 Stock Option Plan, which was approved at Annual Shareholders Meeting dated February 20, 2014, authorizes the Company to issue options to purchase such number of the Company’s common shares as is equal to on aggregate, together with options issued under any prior plan, of up to 20% of the number of issued and outstanding shares of the Company’s common stock (it is the type of stock option plan referred to as a “fixed” stock option plan).

Between February 26, 2014 and February 27, 2014 DWM Petroleum sold 1,500,000 shares of Petromanas (PMI) at a weighted average price of CAD 0.23 per common share for gross proceeds of CAD 337,500 (USD 306,602). On March 5, 2014, DWM Petroleum sold an additional 40,000,000 shares at a price of CAD 0.20 per common share for gross proceeds of CAD 8,000,000 (USD 7,214,632) on the open market.

On March 31, 2014 DWM Petroleum and Kavsar signed a Supplement Agreement which is effective September 27, 2013 (Exhibit 10.31) to the Share Purchase Agreement. The Supplement Agreement outlines pursuant to Article 3.4.2 of the Share Purchase Agreement that DWM Petroleum is entitled to receive from Kavsar 65% of the participation certificates in Energy Partners Austria, the beneficial owner of 57.42% shares in Petroleum Sugd, a joint venture with limited liability incorporated under the laws of Tajikistan and operator of the oil fields in Tajikistan, subject to the payment of USD 2 million by DWM Petroleum. Furthermore, the Supplement Agreement outlines that Kavsar shall transfer all shares from TF Petroleum AG, a company incorporated under the Laws of Switzerland, including the assets for zero consideration to DWM Petroleum. In return DWM Petroleum shall waive USD 100,000.00 from the prepayment. Starting January 1, 2014 DWM Petroleum will be eligible to future profits and dividends from Energy Partners Austria. The closing of the transaction is subject to the capital restructuring requirement of Energy Partners Austria by Kavsar, the notary act and regulatory approval. After the finalization of the Supplement Agreement the Share Purchase Agreement is concluded.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013 and no material weakness has been detected within our company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held	Age	Date First Elected or Appointed
Heinz J. Scholz[2]	Executive Director and Chairman of the Board	71	April 10, 2007
Michael J. Velletta[1,2]	Executive Director	57	April 10, 2007
Dr. Richard Schenz[1]	Director	73	November 21, 2008
Dr. Werner Ladwein[3]	Director, President and Chief Executive Officer	64	September 16, 2010
Darcy Spady[1,2,3]	Director	51	November 8, 2012
Peter-Mark Vogel	Chief Financial Officer, Treasurer and Secretary	49	March 25, 2013

Notes:

(1)	Member of the audit committee
(2)	Member of the corporate governance and compensation committee
(3)	Member of the technical committee

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Heinz J. Scholz, Executive Director and Chairman

Heinz J. Scholz is a physicist and engineer. In the 1980s Mr. Scholz built through his company HJS Planung & Engineering, where he was the majority shareholder and Chief Executive Officer and President, factories and telecommunication networks in the former Soviet Union. After the German reunification he also advised Soviet Ministries regarding the negotiations on the sale of Russia’s East German telecommunication network to Deutsche Telecom. He has worked in collaboration with scientific institutes in the Russian Federation. Mr. Scholz was a Co-Chairman and Member of the Compensation Committee of Petromanas Energy Inc. (TSX Venture Exchange, PMI) from February 24, 2010 to November 5, 2013.

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

Michael J. Velletta, Executive Director

Michael J. Velletta has been a lawyer in British Columbia, Canada since 1990 and is a partner with the law firm of Velletta & Company, which focuses on corporate and commercial law, and litigation. He was our Corporate Secretary from April 10, 2007 until March 25, 2013. Mr. Velletta serves on the board of directors of several private and public corporations, and is a governor of the Trial Lawyers Association of BC. Mr. Velletta was a director and Chairman of the Compensation Committee of Petromanas Energy Inc. (TSX Venture Exchange: PMI) from February 24, 2010 to August 26, 2011.

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

Dr. Werner Ladwein, Director, President and Chief Executive Officer

Dr. Werner Ladwein obtained a Ph. D in Geology and Mineralogy from the University of Innsbruck, Austria in February 1977. Furthermore, Dr. Ladwein obtained an MBA in International Business from Webster University in in July 1988. Dr. Ladwein has more than 30 years of experience in the oil & gas industry. At OMV AG, an Austrian oil and gas company, Dr. Ladwein was assigned various managerial tasks primarily in exploration and production. ;

During his tenure at OMV AG Dr. Ladwein had the following management positions: from 1990 to 1992, he was the Head of Exploration and Research in Austria and neighboring countries; from 1992 to 1997, he was the General Manager of OMV AG in Libya; the first operated international venture of OMV AG in exploration and production and the first oil field development for OMV AG abroad. He renegotiated agreements and acquired new licenses from 1997 to 2001, he was the General Manager of OMV AG Albania; He restructured the joint venture and started exploration with new partners in new licenses; from 2002 to 2004, he was the General Manager OMV AG Pakistan; He restructured the company and built up to the largest foreign producer, acquired operations of another company and incorporated company into OMV AG, acquired additional licenses and successful implementation of Corporate Social Responsibility, which was base for roll out in OMV AG; from 2004 to 2008, he was a member of the Petrom SA board of directors and Executive Director Exploration and Production; He was a main contributor to OMV Group results, restructuring of a privatized company and integration into OMV AG, changing it to be an efficient operator including successful implementation of environment policies, restructuring and acquisition of a major service company to Petrom. Petrom had exploration and production activities in Kazakhstan, Turkmenistan and Russia; and since 2008, he has worked as an independent oil and gas consultant. Dr. Ladwein was a director and a member of the Reserve Committee of Petromanas (TSX Venture Exchange, PMI) from August 26, 2011 to November 5, 2013.

Dr. Ladwein was appointed as one of our directors on September 16, 2010.

Effective November 1, 2011, Dr. Ladwein was appointed to the office of President. Effective March 25, 2013, Dr. Ladwein was appointed to the office of Chief Executive Officer. In this function Dr. Ladwein reports to the board of directors.

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

Mr. Spady was appointed as one of our directors on November 8, 2012.

We believe Mr. Spady is qualified to serve on our board of directors because of his extensive background in the natural gas and oil industry throughout the United States and Canada, spanning over two decades.

Peter-Mark Vogel, Chief Financial Officer, Treasurer and Secretary

Mr. Vogel was employed as a Senior Financial Analyst and Vice President at Bank Sal. Oppenheim, Zürich, Switzerland from 2000 to July 2005 and holds the Chartered Financial Analyst designation. He was Vice President of the HSBC Research Department in Guyerzeller, Zurich, Switzerland from 1999 to 2000. From 1998 to 1999, he was Vice President of the Research Department Orbitex Finance. He was a Portfolio Manager and Assistant to the Bank’s Executive Committee for Societe Generale from 1995 to 1998. He was Assistant Vice President of Societe Generale, Zurich, Switzerland from 1995 to 1998. From 1993 to 1995 he was the Finance and Regulatory Associate and Regulatory Analyst at Merrill Lynch Capital Markets. He has been a member of the Swiss Society of Investment Professionals since 1999 and a member of the CFA Institute, formerly Association of Investment Management and Research, since 1999.

On March 5, 2013, our Board of Directors appointed Peter-Mark Vogel as our Corporate Secretary. On August 1, 2013, our board of directors appointed Peter-Mark Vogel as our Chief Financial Officer. Prior to his appointment as Chief Financial Officer Mr. Vogel held office as President and Chief Executive from September 16, 2010 until November 1, 2011 and as Chief Executive Officer from November 1, 2011 to March 25, 2013. Mr. Vogel is one of our founders and has previously served our company in a number of roles, including Chief Financial Officer from April 10, 2007 to February 8, 2008 and a Director, Finance from April 10, 2007 to February 1, 2009. Also from February 1, 2009 to July 15, 2010 he acted as an advisor to our board of directors. From February 24, 2010 to August 13, 2012, Mr. Vogel was also a director of Petromanas Energy Inc.

Mr. Vogel received his Master and Bachelor degrees in Business Administration and Economics from the University of Zurich, Switzerland in 1992. He received his Master of Business Administration degree from the University of Chicago Booth School of Business in 2003.

Committees of the Board of Directors

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Currently, we have an audit committee, a corporate governance and compensation committee and a technical committee but we do not have a nominating committee or an audit committee financial expert.

Nominating Committee

We do not have a nominating committee. Our board of directors performed the functions associated with a nominating committee. Generally, nominees for directors are identified and suggested by the members of our board of directors or management using their business networks and all of our director nominees were nominated for a seat on the board of directors based on prior service as directors to our company. Our board of directors has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. We have elected not to have a nominating committee because we are an exploration stage company with limited operations and resources.

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

Corporate Governance and Compensation Committee

Effective March 25, 2013, our board of directors established a corporate governance and compensation committee consisting of Darcy W. Spady, Heinz J. Scholz and Michael J. Velletta. Darcy W. Spady is the chair of the corporate governance and compensation committee. Our corporate governance and compensation committee assists our board of directors in fulfilling its compensation responsibilities by reviewing all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation.

Technical Committee

Effective March 25, 2013, our board of directors established a technical committee consisting of Dr. Werner Ladwein and Darcy W. Spady. Darcy W. Spady is the chair of the technical committee. Our technical committee assists our board of directors with respect to the potential reserves, if any, of our oil and gas property interests.

Audit Committee

Effective December 20, 2010, our board of directors established an audit committee. The audit committee currently consists of Michael J. Velletta, Dr. Richard Schenz, and Darcy Spady. Michael J. Velletta is the chair of the audit committee. Our audit committee assists our board of directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by our company to regulatory authorities and stockholders, our systems of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. Our audit committee’s primary duties and responsibilities are to: serve as an independent and objective party to monitor our financial reporting and internal control system and review our financial statements; review and appraise the performance of our external auditor; and provide an open avenue of communication among our auditor, financial and senior management and our board of directors

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K issued by the United States Securities and Exchange Commission.

We believe that our entire audit committee is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated operating revenues to date.

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

Code of Ethics

On May 1, 2007, our board of directors adopted a code of business conduct and ethics policy, which is posted on our homepage under www.mnppetroleum.com. The adoption of our code of business conduct and ethics policy allows us to focus our board of directors and each director and officer on areas of ethical risk, provide guidance to directors to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct and help foster a culture of honesty and accountability.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2013 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Heinz J. Scholz	3	2	Nil
Michael J. Velletta	1	1	Nil
Dr. Werner Ladwein	2	1	Nil
Murray Rodgers(1)	2	1	Nil
Peter-Mark Vogel	3	4	Nil
Libra Fund, L.P.	1	1	Nil
Libra Advisors LLC(2)	1	1	Nil

(1)	Mr. Rogers resigned as a director effective July 2, 2013.
(2)	Libra Advisors LLC filed a late Form 4 jointly with Ranjan Tandon, LLC, Libra Fund, L.P. and Tandon Ranjan.

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

a)	all individuals serving as our principal executive officer during the year ended December 31, 2013;
b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 who had total compensation exceeding USD 100,000;

c)	and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2013,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2013 and 2012, are set out in the following summary compensation table (in USD):

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Dr. Werner Ladwein President, Chief Executive Officer[1] and Director	2013	243,465	Nil	Nil	Nil	88,573[4]	332,038
	2012	229,539	Nil	Nil	Nil	68,003[4]	297,539
Peter-Mark Vogel Chief Executive Officer[2] and Chief Financial Officer[3]	2013	230,990	Nil	Nil	Nil	Nil	230,990
	2012	228,517	Nil	Nil	Nil	Nil	228,517

(1)	Appointed Chief Executive Officer effective March 25, 2013.
(2)	Served as Chief Executive Officer from November 1, 2011 to March 25, 2013.
(3)	Appointed Chief Financial Officer effective August 1, 2013.
(4)	Payments for housing and a leased car. Monthly income component corresponds to 0.8% of purchasing price in accordance with Swiss Tax law.

Compensation for Executive Officers and Directors

Compensation arrangements for our named executive officers and directors are described below. Also, under our amended 2011 stock option plan, our board of directors may grant directors, officers, employees or consultants of our company or our subsidiaries stock options to acquire an aggregate of up to 34,500,000 shares of our common stock (including all stock options under any previous plan) subject to certain limitations imposed under the policies of the TSX Venture Exchange.

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

When Erik Herlyn resigned as our President and Chief Executive Officer in July of 2010, Peter-Mark Vogel agreed to take up the position of President. Mr. Vogel, who has an extensive background in finance and business administration, asked Dr. Ladwein, who joined our board of directors on September 16, 2010, to assist him with our oil and gas operations. Dr. Ladwein agreed and his generous contributions of time and effort to the evolution of our business over the year that followed resulted in the decision to formally reorganize our executive group to create two complementary executive offices that would, working together, lead our company forward - on November 1, 2011, Dr. Ladwein became our President, officially responsible for the conduct of our oil and gas operations, while Mr. Vogel continued in the role of Chief Executive Officer, responsible for finance and corporate administration. At the time, our board of directors authorized our company to pay to Dr. Ladwein the sum of USD 175,000. We paid this sum to Dr. Ladwein on March 28, 2012. In addition, in consideration for acting as our President, we provide Dr. Ladwein a monthly salary of approximately USD 19,204 (CHF 17,850) and granted an option to buy 3,000,000 shares of our common stock at an exercise price of USD 0.215. The options vest in four equal installments over 24 months, with installments vesting on May 1, 2012, November 1, 2012, May 1, 2013 and November 1, 2013. In addition, we provide Dr. Ladwein with housing and a car as long as he resides in Switzerland. On March 25, 2013, Mr. Vogel resigned from the office of Chief Executive Officer and Dr. Ladwein assumed the role of both President and Chief Executive Officer. On that same date, Mr. Vogel was appointed to the office of Corporate Secretary.

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

Effective September 22, 2011, our board of directors amended the compensation of Dr. Schenz to a quarterly retainer in the amount of CHF 3,750 (approximately USD 4,204) and a meeting fee of CHF 1,000 (USD 1,121) per meeting.

Compensation for Darcy Spady

On November 9, 2012 our board of directors decided to pay Darcy Spady, in return for acting as a member of our board of directors a fee of CHF 3,750 per quarter starting on November 9, 2012 (approximately USD 4,034) and a meeting fee of CHF 1,000 (approximately USD 1,076).

Effective as of February 1, 2013, we granted 1,000,000 stock options to Mr. Spady. Each stock option is exercisable at a price of CAD 0.15 per share for a period of 10 years and vesting in 2 years in quarterly installments. The grant is subject to the terms of the stock option agreement with Mr. Spady and the terms of our 2011 stock option plan.

Compensation for Murray Rodgers

On November 9, 2012 our board of directors decided to pay Murray Rodgers, in return for acting as a member of our board of directors a fee of CHF 3,750 per quarter starting on November 9, 2012 (approximately USD 4,034) and a meeting fee of CHF 1,000 (approximately USD 1,076).

Mr. Rodgers resigned from our Board of Directors on July 2, 2013. Effective as of February 1, 2013, we granted 1,000,000 stock options to Mr. Rodgers. As a result of Mr. Rodger’s resignation from our board of directors on July 2, 2013 these stock options expired unexercised on September 30, 2013.

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2013:

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Dr. Werner Ladwein President, CEO and Director	1,000,000 3,000,000	- -	USD 0.215 USD 0.215	September 22, 2021[1] November 1, 2021[2]	Nil	Nil	Nil	Nil
Peter-Mark Vogel CFO	1,000,000	-	USD 0.215	September 22, 2021[1]	Nil	Nil	Nil	Nil

(1)	These options vest in half-yearly installments equal to one-quarter of the total number of shares, beginning with March 22, 2012. Last vesting date is September 22, 2013.
(2)	These options vest in half-yearly installments equal to one-quarter of the total number of shares, beginning with May 1, 2012. Last vesting date is November 1, 2013.

Director Compensation

The following table sets forth for each director, other than a named executive officer, certain information concerning his compensation for the year ended December 31, 2013 (in USD).

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option 4 Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Heinz Scholz Chairman	202,688	Nil	Nil	Nil	Nil	22,743 [1]	225,431
Michael Velletta Director	176,151	Nil	Nil	Nil	Nil	25,738 [2]	201,889
Dr. Richard Schenz Director	24,839	Nil	Nil	Nil	Nil	Nil	24,839
Darcy Spady Director	27,024	Nil	22,211	Nil	Nil	Nil	49,235
Murray Rodgers Director[3]	10,090	Nil	8,375	Nil	Nil	Nil	18,465

(1)	Payments for a leased car. Monthly income component corresponds to 0.8% of purchasing price in accordance with Swiss Tax law.
(2)	Allowance for office and administrative expenses.
(3)	Mr. Rodgers resigned effective July 2, 2013 and his stock options expired unexercised on September 30, 2013.
(4)

These amounts represent the fair value of these options at the date of grant. The fair value of all of the options was determined using the Black-Scholes option pricing model, using a 6.2-year expected life of the option, a volatility factor of 135% and 108%, a risk-free rate of 2.08% and no assumed dividend rate for the grant in 2013. Please see note 8.1 to our financial statements contained in this annual report.

Outstanding Equity Awards at Fiscal Year-End of Directors

The following table sets forth for each director, other than a named executive officer, certain information concerning the outstanding equity awards as of December 31, 2013:

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Heinz Scholz Chairman	1,000,000	-	USD 0.215	Sep. 22, 2021 [1]	Nil	Nil	Nil	Nil
Michael Velletta, Director	1,000,000	-	USD 0.215	Sep. 22, 2021 [1]	Nil	Nil	Nil	Nil
Dr. Richard Schenz Director	500,000 500,000 1,000,000	- - -	USD 0.680 USD 0.790 USD 0.215	Nov. 21, 2018 [2] Nov. 21, 2018 [3] Sep. 22, 2021[4]	Nil	Nil	Nil	Nil
Darcy Spady Director	375,000	625,0000	USD 0.14 [6]	Feb. 01, 2023 [5]	Nil	Nil	Nil	Nil

(1)	These options vest in half-yearly installments equal to one-quarter of the total number of shares, beginning with March 22, 2012. Last vesting date is September 22, 2013.
(2)	These options vest in quarterly installments equal to one-twelfth of the total number of shares, beginning with February 10, 2010. Last vesting date is August 10, 2012.
(3)	These options vest in quarterly installments equal to one-twelfth of the total number of shares, beginning with March 16, 2011. Last vesting date is August 10, 2012.
(4)	These options vest in half-yearly installments equal to one-quarter of the total number of shares, beginning with March 22, 2012. Last vesting date is September 22, 2013.
(5)	These options vest in quarterly installments equal to one-eighth of the total number of shares, beginning with May 1, 2013. Last vesting date is February 1, 2015.
(6)	The exercise price is denominated in CDN$ 0.15, the exchange rate used was the rate disclosed on December 31, 2013 on oanda.com, USD/CAD: 0.9349.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by our directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Common Stock	Heinz Scholz Seegartenstrasse 45 Horgen 8810 Switzerland,	17,847,637 [2]	Direct	10.3%
Common Stock	AES Capital Partners, LP 9334 Amber Wood Drive Kirtland, OH 44094 United States of America	15,118,728 [3]	Direct/ Indirect	8.8%
Common Stock	Peter-Mark Vogel Haabweg 2 Baech 8806 Switzerland	11,620,212 [4]	Direct	6.7%
Common Stock	Werner Ladwein Etzelblick-Strasse 1 8834 Schindellegi Switzerland	11,500,000 [5]	Direct	6.7%
Common Stock	Michael J. Velletta 4th Floor, 931 Fort Street Victoria, British Columbia V8V 3K3 Canada	3,750,000 [6]	Direct/ Indirect	2.2%
Common Stock	Richard Schenz Hauptstrasse 70 A-2372 Giesshuebl Austria	2,000000 [7]	Direct	1.2%
Common Stock	Darcy W. Spady Suite 577 – 717, 7th Ave. S.W. Calgary, Alberta T2P 0Z3 Canada	500,000[8]	Direct	*

Common Stock	Directors and Executive Officers as a group (6 persons)	47,217,849 [9]		27.4%
*Less than 1%.

1)

Percentage of ownership is based on 172,592,292 shares of our common stock issued and outstanding as of March 31, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such stock option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

2)	Consists of 16,847,637 shares of our common stock and 1,000,000 stock options exercisable within 60 days.
3)

Based solely on the information contained in the Form SC 13G filed with the Securities and Exchange Commission on January 24, 2014. Represents 11,356,728 shares of our common stock held in the account of AES Capital Partners LP, 32,000 shares in the account of Santelli Partners, 2,970,000 shares in the account of Anthony Santelli II and 760,000 shares in the account of Anthony E. Santelli Irrevocable Children’s Trust.

4)	Consists of 10,620,212 shares of our common stock and 1,000,000 stock options exercisable within 60 days.
5)	Consists of 7,500,000 shares of our common stock and 4,000,000 stock options exercisable within 60 days
6)

Consists of 2,750,000 shares of our common stock held by Velletta Resources & Technology Corp., of which Mr. Velletta holds voting and dispositive control and 1,000,000 stock options exercisable within 60 days.

7)	Consists of 2,000,000 stock options exercisable within 60 days.
8)	Consists of 500,000 stock options exercisable within 60 days.
9)	Consists of 37,717,849 shares of our common stock and 9,500,000 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Other than as disclosed below, there has been no transaction, since January 1, 2012, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of USD 120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years (USD 379,400), and in which any of the following persons had or will have a direct or indirect material interest:

1)	Any director or executive officer of our company;
2)	Any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
3)

Any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of MNP Petroleum Corporation when it was a shell company; and

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

Compensation for Ari Muljana

On April 1, 2009, we entered into an employment and non-competition agreement with Ari Muljana, our former Chief Financial Officer. However, effective April 1, 2010, we informally entered into a new compensatory arrangement with respect to Mr. Muljana. Effective April 1, 2010, we have agreed to pay Mr. Muljana an annual salary of CHF 160,000 (approximately USD 172,137). We have agreed with Petromanas Energy Inc. that, for services provided to Petromanas Energy Inc., we will invoice Petromanas Energy Inc. a portion of this salary (we agreed upon an annual amount of CAD 100,000, or approximately USD 97,659).

Effective June 1, 2011, our board of directors increased the annual compensation of Mr. Muljana from CHF 160,000 (approximately USD 172,137) to CHF 168,000 (approximately USD 180,744).

Mr. Muljana resigned as our Chief Financial Officer effective August 1, 2013.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.” Beginning on page 66.

Director Independence

Our common stock is quoted on the OTCQB, the over-the-counter market operated by OTC Markets Inc., which does not impose any director independence requirements. We are also listed on the TSX Venture Exchange which imposes director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation. Using this definition of independent director, we have two independent directors, Dr. Richard Schenz and Darcy Spady.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by BDO Visura International AG, our independent registered public accounting firm, for the years ended December 31, 2013 and 2012:

BDO Fees (in USD)	2013	2012
Audit fees	204,992	184,449
Audit-related fees		-
Tax fees	42,547	70,621
Other fees	-	-
Total fees	247,539	255,070

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

Number	Description
3.3	Certificate of Amendment to Articles of Incorporation filed on April 22, 2013 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on May 20, 2013)
3.4	Certificate of Amendment dated effective January 20, 2014 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 14, 2014)
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on November 1, 2011)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Warrant Indenture dated May 6, 2011 with Equity Financial Trust Company (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Farm-In Agreement, dated October 4, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
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

10.8	Letter from AKBN regarding Production Sharing Contracts for Blocks A-B and D-E dated May 5, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.9	Employment Agreement between Ari Muljana and MNP Petroleum Corporation dated April 1, 2009 (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on July 30, 2009)
10.10	Consultancy Agreement dated November 21, 2008 with Dr. Richard Schenz (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)
10.11

Share Purchase Agreement dated February 12, 2010 between Petromanas Energy Inc. (formerly WWI Resources Ltd.), DWM Petroleum AG and Petromanas Albania GmbH (formerly Manas Adriatic GmbH) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 25, 2010)

10.12	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.13	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.14	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.15	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.16	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.17	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.18	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)

Number	Description
10.19	Form of Lock-Up Agreement with Raymond James Ltd. and executive officers and directors (incorporated by reference to an exhibit to our Registration Statement on Form S-1/A filed on April 28, 2011)
10.20	Escrow Agreement dated May 3, 2011 with Equity Financial Trust Company and our officers and directors (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.21

Share Purchase Agreement dated December 31, 2012 (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 4, 2013)

10.22

Amendment 1 to Share Purchase Agreement effective December 31, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K/A filed on June 28, 2013) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.23

Amendment 2 to Share Purchase Agreement effective December 31, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K/A filed on June 28, 2013) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.24

Amendment 3 to Share Purchase Agreement effective December 31, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K/A filed on June 28, 2013) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.25	Form of Amendment to IR Consulting Agreement dated February 1, 2013 with General Research GmbH (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)
10.26	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)
10.27	Form of Stock Option Cancellation Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)
10.28	Consulting agreement dated June 18, 2013 with Undiscovered Equities Inc. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 11, 2013)
10.29	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 11, 2013)
10.30	Loan Agreement dated August 8, 2013 between DWM Petroleum AG and Tulip Fund NV (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 19, 2013)
10.31*	Supplement Agreement to Share Purchase Agreement effective September 27, 2013
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(21)	Subsidiaries
21.1*	Subsidiaries of MNP Petroleum Corporation
(23)	Consents of Experts and Counsel
23.1*	Consent of BDO Visura International AG
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

Number	Description
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MNP PETROLEUM CORPORATION

By:
/s/ Dr. Werner Ladwein
Dr. Werner Ladwein
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Werner Ladwein
Dr. Werner Ladwein
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: March 31, 2014

/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: March 31, 2014

/s/ Heinz J. Scholz
Heinz J. Scholz
Chairman and Executive Director
Date: March 31, 2014

/s/ Michael J. Velletta
Michael J. Velletta
Executive Director
Date: March 31, 2014

/s/ Richard Schenz
Richard Schenz
Director
Date: March 31, 2014

/s/ Darcy Spady
Darcy Spady
Director
Date: March 31, 2014