Form 10-Q
period 2014-03-31
MNP Petroleum Corp
filed 2014-05-14
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 172,592,292 shares of common stock as of May 14, 2014.

PART I. —FINANCIAL INFORMATION

Item 1. Financial Statements.

MNP PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	03.31.2014	12.31.2013
	USD	USD
ASSETS
Cash and cash equivalents	8,993,359	3,063,947
Restricted cash	103,700	46,738
Accounts receivable	15,929	32,508
Transaction prepayment
Investment in associate (Petromanas)	1,482,395	7,478,799
Other prepaid expenses	531,352	302,713
Total current assets	11,126,735	10,924,705

Tangible fixed assets	128,585	132,374
Investment in associate	-	-
Oil and gas properties (unproved)	567,590	772,855
Investment in associate (Petromanas)
Transaction prepayment	10,111,656	10,111,656
Total non-current assets	10,807,831	11,016,885

TOTAL ASSETS	21,934,566	21,941,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	735,423	447,736
Accrued expenses exploration costs	-	312,000
Other accrued expenses	84,655	332,835
Refundable deposits	-	-
Total current liabilities	820,078	1,092,571

Pension liabilities	142,271	142,271
Total non-current liabilities	142,271	142,271

TOTAL LIABILITIES	962,349	1,234,842

Common Stock (600,000,000 shares authorized as of March 31, 2014 and 600,000,000 shares authorized as of December 31, 2013, USD 0.001 par value, 172,592,292 and 172,592,292 shares, respectively, issued and outstanding)	172,592	172,592
Additional paid-in capital	78,549,137	78,527,990
Retained deficit accumulated during the exploration stage	(57,800,513)	(58,044,835)
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY	20,972,217	20,706,748

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	21,934,566	21,941,590

MNP PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

			Period from
	03.31.2014	03.31.2013	05.2004 (inception)
	USD	USD	to 03.31.2014
OPERATING REVENUES
Other revenues	-	-	1,375,728
Total revenues	-	-	1,375,728

OPERATING EXPENSES
Personnel costs	(399,660)	(722,927)	(33,160,688)
Exploration costs	(292,428)	(175,098)	(20,560,309)
Depreciation	(12,150)	(11,930)	(397,948)
Consulting fees	(331,396)	(476,874)	(15,117,381)
Administrative costs	(310,561)	(374,443)	(18,553,913)
Total operating expenses	(1,346,195)	(1,761,272)	(87,790,239)

Gain from sale of investment	-	-	3,864,197
Loss from sale of investment	-	-	(900)
			-
Operating loss	(1,346,195)	(1,761,272)	(82,551,214)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	(26,479)	(24,010)	81,682
Changes in fair value of warrants	-	-	(10,441,089)
Warrants issuance expense	-	-	(9,439,775)
Gain from sale of subsidiary	-	-	57,850,918
Change in fair value of investment in associate	1,619,803	(7,148,060)	(15,948,306)
Interest income	(68)	78	609,133
Interest expense	-	-	(2,637,321)
Loss on extinguishment of debt	-	-	(117,049)

Loss from sale of investment in associate	-	-	(3,507,397)

Income/(Loss) before taxes and equity in net loss of associate	247,061	(8,933,264)	(66,100,418)

Income taxes	(2,739)	-	(148,292)
Equity in net loss of associate	-	-	(24,523)
Net income/(loss) from continuing operations	244,322	(8,933,264)	(66,273,233)

DISCONTINUED OPERATIONS
Gain from divestiture	-	-	51,663
Operating expenses	-	-	(647,213)
Income/(Loss) from discontinued operations	-	-	(595,550)

Net income/(loss)	244,322	(8,933,264)	(66,868,783)

Net loss attributable to non-controlling interest	-	-	(18,700)
Net income/(loss) attributable to Manas	244,322	(8,933,264)	(66,887,483)

Currency translation adjustment attributable to Manas	-	-	51,001
Net comprehensive income/(loss) attributable to Manas	244,322	(8,933,264)	(66,836,482)

Net comprehensive loss attributable to non-controlling interest	-	-	18,700
Net comprehensive income/(loss)	244,322	(8,933,264)	(66,817,782)

Weighted average number of outstanding shares (basic)	172,592,292	172,592,292	128,102,529
Weighted average number of outstanding shares (diluted)	172,592,292	172,592,292	128,102,529

Basic earnings/(loss) per share attributable to Manas	0.00	(0.05)	(0.52)
Basic earnings/(loss) per share - continuing operations	0.00	(0.05)	(0.51)
Basic earnings/(loss) per share - discontinued operations	-	-	(0.01)
Diluted earnings/(loss) per share attributable to Manas	0.00	(0.05)	(0.52)
Diluted earnings/(loss) per share - continuing operations	0.00	(0.05)	(0.51)
Diluted earnings/(loss) per share - discontinued operations	-	-	(0.01)

MNP PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CASH FLOW STATEMENT

			Period from
			05.2004 (inception)
	03.31.2014	03.31.2013	to 03.31.2014
	USD	USD	USD
OPERATING ACTIVITIES
Net income/(loss)	244,322	(8,933,264)	(66,868,783)
			-
To reconcile net income/(loss) to net cash used in operating activities
Gain from sale of subsidiary	-	-	(57,850,918)
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	-	3,508,297
Gain from divestiture of discontinued operations	-	-	(72,000)
Change in fair value of investment in associate	(1,619,803)	7,148,060	15,948,306
Equity in net loss of associate	-	-	262,828
Depreciation	12,150	11,930	397,948
Amortization of debt issuance costs	-	-	349,910
Warrant issuance expense / (income)	-	-	19,880,864
Exchange differences	26,479	24,010	(81,682)
Non cash adjustment to exploration costs	-	-	(204,753)
Non cash interest income	-	-	(25,619)
Interest expense on contingently convertible loan	-	-	236,798
Loss on extinguishment of contingently convertible loan	-	-	83,202
Interest expense on debentures	-	-	764,142
Loss on extinguishment of debentures	-	-	33,847
Stock-based compensation	21,147	294,499	28,054,323
Decrease / (increase) in receivables and prepaid expenses	(212,060)	(48,406)	(543,716)
(Decrease) / increase in accounts payables	287,687	84,097	226,054
(Decrease) / increase in accrued expenses	(248,180)	56,593	10,446
Change in pension liability	-	-	142,271
Cash flow used in operating activities	(1,488,258)	(1,362,481)	(59,612,433)

INVESTING ACTIVITIES
Transaction prepayment	-	-	(10,111,656)
Capitalized exploration expenditure	(106,735)	-	(567,590)
Purchase of tangible fixed assets and computer software	(11,740)	(37,900)	(649,403)
Sale of tangible fixed assets and computer software	-	-	100,813
Proceeds from sale of investment	7,570,842	-	40,179,792
Decrease / (increase) restricted cash	(56,962)	4,429	(103,700)
Acquisition of investment in associate	-	-	(67,747)
Cash flow from investing activities	7,395,405	(33,471)	28,780,509

FINANCING ACTIVITIES
Contribution share capital founders	-	-	80,019
Issuance of units	-	-	37,282,734
Issuance of contingently convertible loan	-	-	1,680,000
Issuance of debentures	-	-	3,760,000
Issuance of promissory notes to shareholders	-	-	540,646
Repayment of contingently convertible loan	-	-	(2,000,000)
Repayment of debentures	-	-	(4,000,000)
Repayment of promissory notes to shareholders	-	-	(540,646)
Proceeds from exercise of options	-	-	240,062
Issuance of warrants	-	-	670,571
Proceeds from exercise of warrants	-	-	2,260,959
Cash arising on recapitalization	-	-	6,510
Shareholder loan repaid	-	-	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Repayment of bank loan	-	-	(2,520,000)
Increase in bank loan	-	-	2,520,000
Increase in short-term loan	-	-	917,698
Payment of unit issuance costs	-	-	(2,348,250)
Payment of debt issuance costs	-	-	(279,910)
Increase / (decrease) in refundable deposits	-	(149,636)	-
Cash flow (used in) / from financing activities	-	(149,636)	39,538,281

Net change in cash and cash equivalents	5,907,147	(1,545,588)	8,706,357

Cash and cash equivalents at the beginning of the period	3,063,947	2,842,495	-
Currency translation effect on cash and cash equivalents	22,265	(24,010)	287,002
Cash and cash equivalents at the end of the period	8,993,359	1,272,897	8,993,359
		-
Supplement schedule of non-cash operating, investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay unit issuance costs	-	-	280,172
Warrants issued to pay placement commission expenses	-	-	2,689,910
Debenture interest paid in common shares	-	-	213,479
Forgiveness of advance payment from Petromanas Energy Inc.	-	-	917,698
Initial fair value of shares of investment in Petromanas	-	-	46,406,821
Offset of impairment of oil and gas properties and renegotiation of accrued expenses	312,000		312,000
Forgiveness of receivable due from Manas Adriatic GmbH	-	-	(3,449,704)

MNP PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

	Number of	Share	Additional paid-in	Deficit accumulated during the development	Accumulated Comprehensive	Other Total share-holders'
SHAREHOLDERS' EQUITY/(DEFICIT)	shares	capital	capital	stage	Income/(Loss)	equity/(deficit)

Balance May 25, 2004	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	80,019
Currency translation adjustment	-	-	-	-	(77,082)	(77,082)
Net loss for the period	-	-	-	(601,032)	-	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)

Balance January 1, 2005	80,000,000	80,000	19	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-		218,699	218,699
Net loss for the year	-	-	-	(1,993,932)	-	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)

Balance January 1, 2006	80,000,000	80,000	19	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	1,466,052
Currency translation adjustment	-	-	-	-	(88,153)	(88,153)
Net income for the year	-	-	-	1,516,004	-	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575

Balance January 1, 2007	80,000,000	80,000	1,466,071	(1,078,960)	53,464	520,575
Recapitalization transaction	20,110,400	20,111	(356,732)	-	-	(336,621)
Stock-based compensation	880,000	880	7,244,409	-	-	7,245,289
Private placement of units, issued for cash	10,330,152	10,330	9,675,667	-	-	9,685,997
Private placement of units	10,709	11	(11)	-	-	-
Private placement of units, issued for cash	825,227	825	3,521,232	-	-	3,522,057
Currency translation adjustment	-	-	-	-	3,069	3,069
Net loss for the year	-	-	-	(12,825,496)	-	(12,825,496)
Balance December 31, 2007	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870

Balance January 1, 2008	112,156,488	112,157	21,550,636	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	9,787,978	-	-	9,790,873
Private placement of units, issued for cash	4,000,000	4,000	1,845,429	-	-	1,849,429
Issuance of warrants	-	-	10,110,346	-	-	10,110,346
Beneficial conversion feature	-	-	557,989	-	-	557,989
Currency translation adjustment	-	-	-	-	(13,212)	(13,212)
Net loss for the period	-	-	-	(30,296,106)	-	(30,296,106)
Balance December 31, 2008	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)

Balance January 1, 2009	119,051,733	119,052	43,852,378	(44,200,563)	43,322	(185,811)
Adoption of ASC 815-40	-	-	(9,679,776)	9,086,972	-	(592,804)
Reclassification warrants	-	-	10,883,811	-	-	10,883,811
Stock-based compensation	-	-	4,475,953	-	-	4,475,953
Currency translation adjustment	-	-	-	-	7,679	7,679
Net loss for the year	-	-	-	(21,618,015)	-	(21,618,015)
Balance December 31, 2009	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)

Balance January 1, 2010	119,051,733	119,052	49,532,366	(56,731,606)	51,001	(7,029,187)
Exercise of warrants	3,832,133	3,832	2,257,127	-	-	2,260,959
FV adjustment of exercised warrants	-	-	72,644	-	-	72,644
Reclassification warrants	-	-	77,439	-	-	77,439
Stock-based compensation	2,103,527	2,103	4,174,558	-	-	4,176,661
Shares to be issued	-	-	240,062	-	-	240,062
Redeemable shares	-	-	(2,517,447)	-	-	(2,517,447)
Net loss for the year	-	-	-	74,442,353	-	74,442,353
Balance December 31, 2010	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484

Balance January 1, 2011	124,987,393	124,987	53,836,749	17,710,747	51,001	71,723,484
Stock-based compensation	2,106,082	2,106	797,190	-	-	799,296
TSX listing units, issued for cash	44,450,500	44,451	19,552,378	-	-	19,596,829
Exercise of options	923,317	923	(923)	-	-	-
Redeemable shares	-	-	2,517,447	-	-	2,517,447
Net loss for the year	-	-	-	(53,015,719)	-	(53,015,719)
Balance December 31, 2011	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337

Balance January 1, 2012	172,467,292	172,467	76,702,841	(35,304,972)	51,001	41,621,337
Stock-based compensation	125,000	125	1,126,045	-	-	1,126,170
Net loss for the year	-	-	-	(11,778,750)	-	(11,778,750)
Balance December 31, 2012	172,592,292	172,592	77,828,886	(47,083,722)	51,001	30,968,757

Balance January 1, 2013	172,592,292	172,592	77,828,886	(47,083,722)	51,001	30,968,757
Stock-based compensation	-	-	699,104	-	-	699,104
Net loss for the year	-	-	-	(10,961,113)	-	(10,961,113)
Balance December 31, 2013	172,592,292	172,592	78,527,990	(58,044,835)	51,001	20,706,748

Balance January 1, 2014	172,592,292	172,592	78,527,990	(58,044,835)	51,001	20,706,748
Stock-based compensation	-	-	21,147	-	-	21,147
Net loss for the year	-	-	-	244,322	-	244,322
Balance March 31, 2014	172,592,292	172,592	78,549,137	(57,800,513)	51,001	20,972,217

1. BASIS OF PRESENTATION

The financial statements presented in this Form 10-Q comprise MNP Petroleum Corporation (“MNP” or the “Company”) and its subsidiaries (collectively, the “Group”). The unaudited interim Consolidated Financial Statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and present our financial position, results of operations, cash flows and changes in stockholder’s equity. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

2. ACCOUNTING POLICIES

The accompanying financial data as of March 31, 2014 and December 31, 2013 and for the three -month period ended March 31, 2014 and 2013 and for the period from inception, May 25, 2004, to March 31, 2014, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 2 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2014 and December 31, 2013, results of operations for the three -month period ended March 31, 2014 and 2013 and for the period from inception,

May 25, 2004, to March 31, 2014, cash flows for the three-month period ended March 31, 2014 and 2013 and for the period from inception, May 25, 2004, to March 31, 2014 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to March 31, 2014, as applicable, have been made. The result of operations for the three -month period ended March 31, 2014 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

For the period ended March 31, 2014 the Company was not impacted by any new accounting standards.

4. CASH AND CASH EQUIVALENTS

	USD	USD	USD	USD	USD Total	USD Total
	(held in USD)	(held in EUR)	(held in CHF)	(held in other	Mar 31, 2014	Dec 31, 2013
				currencies)

Cash and cash equivalents	7,367,961	3,449	1,617,280	4,669	8,993,359	3,063,947

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

On March 31, 2014 DWM Petroleum and Kavsar signed a Supplement Agreement which is effective September 27, 2013 to the Share Purchase Agreement. The Supplement Agreement outlines pursuant to Article 3.4.2 of the Share Purchase Agreement that DWM Petroleum is entitled to receive from Kavsar 65% of the participation certificates in Energy Partners Austria, the beneficial owner of 57.42% shares in Petroleum Sugd, a joint venture with limited liability incorporated under the laws of Tajikistan and operator of the oil fields in Tajikistan, subject to the payment of USD 2 million by DWM Petroleum. Furthermore, the Supplement Agreement outlines that Kavsar shall transfer all shares from TF Petroleum AG, a company incorporated under the Laws of Switzerland, including the assets for zero consideration to DWM Petroleum. In return DWM Petroleum shall waive USD 100,000 from the prepayment. Starting January 1, 2014 DWM Petroleum will be eligible to future profits and dividends from Energy Partners Austria. The closing of the transaction is subject to the capital restructuring requirement of Energy Partners Austria by Kavsar, the notary act and regulatory approval. After the finalization of the Supplement Agreement the Share Purchase Agreement is concluded.

Management currently takes the position that no amendments are required to the line item “Transaction Prepayment” for the period ended March 31, 2014.

6. TANGIBLE FIXED ASSETS

2014 (in USD)	Office equipment & furniture	Vehicles	Leasehold improvements	Computer software	Total
Cost at Dec 31, 2013	157,717	140,366	47,375	35,697	381,155
Additions	4,614	-	3,747	-	8,361
Disposals	-	-	-	-	-
Cost at March 31, 2014	162,330	140,366	51,122	35,697	389,515
Accumulated depreciation at Dec 31, 2013	(124,364)	(55,567)	(47,375)	(21,474)	(248,780)
Depreciation	(2,272)	(4,969)	(69)	(4,840)	(12,150)
Disposals	-	-	-	-	-
Accumulated depreciation at March 31, 2014	(126,636)	(60,536)	(47,444)	(26,314)	(260,930)
Net book value at Dec 31, 2013	33,353	84,799	-	14,223	132,374
Net book value at March 31, 2014	35,695	79,830	3,678	9,383	128,585

Depreciation expense for the three-month period ended March 31, 2014 and 2013 was USD 12,150 and USD 11,930 respectively.

7. OIL AND GAS PROPERTIES

Capitalized exploration costs	Mar 31, 2014	Dec 31, 2013
Unproved, not subject to depletion	567,590	772,855
Proved subject to depletion	-	-
Accumulated depletion	-	-
Total capitalized exploration costs	567,590	772,855

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

As of March 31, 2014 the Company has impaired USD 312,000 relating to 3 well designs out of the remaining 4 well designs initially capitalized. These have been recorded under exploration costs. Furthermore, during the three-month period ended March 31, 2014 the Company has renegotiated the cost related to 4 well designs due to the fact that the supplier did not fulfill its responsibilities as per contract. It was agreed to offset the penalty that the supplier should have paid with the remaining outstanding accrual of USD 312,000 and to record the penalty as a credit to exploration costs.

Additionally, as of March 31, 2014 the Company has capitalized USD 106,735 relating to the well site preparation of Kayrakkum I in the Republic of Tajikistan.

8. STOCK COMPENSATION PROGRAM

Amended 2011 Stock Option Plan

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

During the three-month period ended March 31, 2014 we have not granted any stock options under our Amended 2011 Stock Option Plan.

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

During the three-month period ended March 31, 2014 the Company did not grant any options. During the same period in 2013, the Company granted 3,500,000 options.

The following table shows the Company's outstanding and exercisable stock options as of March 31, 2014:

			Weighted-average
Outstanding Options 2014	Shares under option	Weighted-average	remaining contractual term
		exercise price	(years)
Outstanding at December 31, 2013	12,100,000	USD 0.35	6.81
Granted	-	-	-
Exercised	-	-	-
Forfeited, canceled or expired	-	-	-
Outstanding at March 31, 2014	12,100,000	USD 0.25	6.81
Exercisable at March 31, 2014	11,037,500	USD 0.26	6.87

The following table depicts the Company’s non-vested options as of March 31, 2014 and changes during the period:

		Weighted-average
Non-vested options	Shares under option	grant date fair value
Non-vested at December 31, 2013	1,468,750	USD 0.06
Non-vested granted	-	-
Vested	(406,250)	USD 0.05
Non-vested, forfeited or canceled	-	-
Non-vested at March 31, 2014	1,062,500	USD 0.06

As of March 31, 2014, the expected total of unrecognized compensation costs related to unvested stock-option grants was USD 48,094. The Company expects to recognize this amount over a weighted average period of 0.76 years.

8.2. Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, the Company applies a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

As of March 31, 2014, there were no unrecognized compensation costs related to unvested share grants.

8.3. Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

Stock based compensation	Three-month period ended
expenses	Mar 31, 2014	Mar 31, 2013
Option grants	21,147	294,499
Share grants	-	-
Total	21,147	294,499
Recorded under “Personnel”	8,375	302,872
Recorded under “Consulting fees”	12,772	(8,373)

9. WARRANTS

Warrants outstanding

The following table summarizes information about the Company’s warrants outstanding as of March 31, 2014:

Warrant series	Number of warrants	Exercise price	Grant date	Expiry date
Unit warrants	44,450,500	0.70	May 6, 2011	May 6, 2014
Total warrants outstanding	44,450,500

The Company has enough shares of common stock authorized in the event these warrants are exercised.

Warrant activity

The following table summarizes the Company’s warrant activity for the three-month period ended March 31, 2014:

Warrants 2013	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2013	44,450,500	USD 0.70
Granted	-	-
Exercised	-	-
Forfeit or expired	-	-
Outstanding at March 31, 2014	44,450,500	USD 0.70

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

Between February 26, 2014 and February 27, 2014 DWM Petroleum sold 1,500,000 shares of Petromanas (PMI) at a weighted average price of CAD 0.23 per common share for gross proceeds of CAD 337,500 (USD 300,602). On March 5, 2014, DWM Petroleum sold an additional 40,000,000 shares at a price of CAD 0.20 per common share for gross proceeds of CAD 8,000,000 (USD 7,214,632) on the open market. On March 06, 2014 DWM Petroleum sold 500,000 shares at a price of CAD 0.22 for gross proceeds of CAD 110,000 (USD 98,751).

As of March 31, 2014 DWM Petroleum holds 8,000,000 million shares in Petromanas, representing 1.2% of the outstanding shares. Additionally, it has the right to acquire a further 38,750,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions.

The quoted market price for one common share of Petromanas on March 31, 2014 was CAD 0.205 (USD 0.185) .

11. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of MNP Petroleum Corporation and the entities listed in the following table:

Company	Country	Equity share	Equity share
		Mar 31, 2014	Dec 31, 2013
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Calgary (3)	Canada	1.2%	7.2%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (8)	Mongolia	74%	74%
Gobi Energy Partners GmbH (9)	Switzerland	74%	74%

(1)	Included Branch in Albania that was sold in February 2010

(2)	Founded in 2007
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
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

Due to political uncertainty in the country Santos and DWM have decided to exit Kyrgyzstan. On July 2013 the board of directors took the decision to exit Kyrgyzstan. Since then all of the licenses have expired and Santos is in the process of winding up South Petroleum at its expense. There will be no liquidated damages as a result of exiting the venture. We wrote off our investment in associate of USD 238,304 during 2013.

The Company is currently being wound up and all costs are borne by Santos.

- CJSC Somon Oil (Tajikistan)

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

- Related parties

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

	Three-month ended
Related parties’ transactions	Mar 31, 2014	Mar 31, 2013
Affiliates
Management services performed to Petromanas*	(278)	(11,493)
Board of directors
Payments to directors for office rent	18,490	6,276
Payments to related companies controlled by directors for rendered consulting services	74,159	88,962

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

At March 31, 2014, there had been no legal actions against any member of the Group in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

Management believes that the members of the Group are in substantial compliance with the tax laws affecting their respective operations in the Kyrgyz Republic, Republic of Tajikistan and Mongolia. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

Management believes that the members of the Group are in substantial compliance with the tax laws affecting their respective operations in the Republic of Tajikistan, and Mongolia. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

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

	Three-month ended
Pension expense	Mar 31, 2014	Mar 31, 2013
Net service cost	4,106	10,164
Interest cost	5,404	4,802
Expected return on assets	(4,417)	(3,853)
Amortization of net gain	5,812	4,931
Net periodic pension cost	10,906	16,044

During the three-month period ended March 3, 2014 and 2013, the Company made cash contributions of USD 112,364 and USD 91,343, respectively, to its defined benefit pension plan. The Company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2014.

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

Financial assets and liabilities carried at fair value as of March 31, 2014:

Financial assets 2014 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	1,482,395	-	-
Total	1,482,395	-	-

Financial assets and liabilities carried at fair value as of December 31, 2013:

Financial assets 2013 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	7,478,799	-	-
Total	7,478,799	-	-

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
  Investment in Petromanas –the fair value was calculated based on quoted market prices.
  Accounts Payable – carrying amount approximated fair value.

The fair value of the Company’s financial instruments is presented in the table below (in USD):

	Mar 31, 2014		Dec 31, 2013		Fair Value
	Carrying	Fair	Carrying	Fair Value	Levels	Reference
	Amount	Value	Amount
Cash and cash equivalents	8,993,359	8,993,359	3,063,947	3,063,947	1	Note 4
Restricted cash	103,700	103,700	46,738	46,738	1
Transaction prepayment	10,111,656	10,111,656	10,111,656	10,111,656	1	Note 5
Accounts receivable	15,929	15,929	32,508	32,508	1
Investment in Petromanas	1,482,395	1,482,395	7,478,799	7,478,799	1	Note 10
Accounts Payable	735,343	735,343	447,736	447,736	1

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three-month period ended
	Mar 31, 2014	Mar 31, 2013
Company posted	Net income	Net loss
Basic weighted average shares outstanding	172,592,292	172,592,292
Dilutive effect of common stock equivalents:	-	-
- stock options and non-vested stock under employee compensation plans	-	-
Diluted weighted average shares outstanding	172,952,292	172,592,292

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

	Three-month ended
Stock equivalent	Mar 31, 2014	Mar 31, 2013
Options	12,100,000	13,850,000
Warrants	44,450,500	45,934,015
Non-vested shares	-	-
Total	56,550,500	59,784,015

16. SUBSEQUENT EVENT(S)

None

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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately USD 526,614 (corporate USD 288,654, ventures USD 237,960) for our operating costs (approximately USD 722,000 if certain capital expenditures costs are included for our operating costs (excluding exploration expenses));
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
  assessments of the acquisitions;
  geological, technical, drilling and processing problems; and
  other factors discussed under the section entitled “Risk Factors” in our annual report on Form 10-K filed on March 31, 2014.

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

As used in this quarterly report, the terms “we”, “us”, and “our” refer to MNP Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, DWM Energy AG (formerly Manas Petroleum AG), a Swiss company, and Manas Management Services Ltd., a Bahamian company, and its partially owned subsidiaries CJSC Somon Oil Company, a Tajikistan company, Gobi Energy Partners GmbH, a Swiss company, and Gobi Energy Partners LLC, a Mongolian company, and its 25% ownership interest in CJSC South Petroleum Company, a Kyrgyz company and its 1.2% ownership interest in Petromanas Energy Inc., an Alberta company listed on the TSX Venture Exchange in Canada (TSXV: PMI), as the context may require.

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

We carry out our operations both directly and through participation in ventures with other oil and gas companies. We are actively involved in exploration projects in Tajikistan and Mongolia. In addition we have agreed to purchase a producing oilfield in Tajikistan, though this acquisition remains subject to closing conditions and regulatory approvals.

We have no operating income yet and, as a result, depend upon funding from various sources to continue operations and to implement our growth strategy.

Results of Operations (the Three-month period ended March 31, 2014 compared to the Three-month period ended March 31, 2013)

Net income/net loss

Net income for the three-month period ended March 31, 2014, was USD 244,322 compared to net loss of USD 8,933,264 for the same period in 2013. This increase of USD 9,180,314 was primarily due to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the three-month period ended March 31, 2014, decreased to USD 1,346,195 from USD 1,761,272 reported for the same period in 2013. This decrease of 24% in our total operating expenses is mainly due to decreased personnel costs in our headquarters and a reduction in stock based compensation expenses.

Personnel costs

For the three-month period ended March 31, 2014, personnel costs decreased to USD 399,660 from USD 722,927 for the same period in 2013. This decrease of 45% is attributable to lower costs associated to equity awards under the stock compensation and stock option plans.

Exploration costs

For the three-month period ended March 31, 2014, we incurred exploration costs of USD 292,428 as compared to USD 175,098 for the same period in 2013. This is an increase of 67 % and is due to increased exploration activity at our project in Tajikistan.

Consulting fees

For the three-month period ended March 31, 2014 we incurred consulting fees of USD 331,396 as compared to consulting fees of USD 476,874 for same period in 2013. This decrease of approximately 31% is primarily attributable to consulting costs for investor relations and financial advisors.

For the three-month period ended March 31, 2014, we incurred expenses of USD 12,772 related to equity-based awards to non-employees, as compared to expense of USD (8,373) for the same period in 2013.

For the three-month period ended March 31, 2014, we incurred expenses of USD 48,123 related to regulatory consulting, as compared to an expense of USD 41,713 for the same period in 2013.

Administrative costs

For the three-month period ended March 31, 2014, we recorded administrative costs of USD 310,561 compared to USD 374,443 for the same period in 2013. This decrease of 17% is mainly attributable to a decrease of office rent and travel costs.

Non-operating income/expense

For the three-month period ended March 31, 2014, we recorded a non-operating income of USD 1,593,256 compared to a non-operating loss of USD 7,171,992 for the same period in 2013. This increase of USD 8,765,248 is mainly attributable to a change in the value of our investment in Petromanas, as we recorded an increase in fair value of investment in associate (Petromanas) of USD 1,619,803 compared to a reduction in fair value of investment in associate of USD 7,148,060 for the same period in 2013.

Liquidity and Capital Resources

Our cash balance as of March 31, 2014 was USD 8,993,359. Shareholders’ equity as of March 31, 2014 was USD 20,972,217. As of March 31, 2014, total current assets were USD 11,126,735 and total current liabilities were USD 820,078, resulting in net working capital of USD 10,306,657. Of our cash balance as of March 31, 2014, USD 8,993,359 was on bank accounts of MNP Petroleum Corp. and its subsidiaries. Since our company considers foreign subsidiaries to be permanently invested, taxes will be due in the event of repatriation.

We initially owned 200,000,000 shares of Petromanas Energy. Since July 6, 2012, we sold 100,000,000 of these shares to various purchasers. After the sale of a further 4,000,000 Petromanas shares on October 25, 2013, 46,000,000 Petromanas shares on November 5, 2013 and a further 42,000,000 between February 26, 2014 and March 6, 2014 respectively, we hold 8,000,000 million common shares of Petromanas.

Cash Flows (in USD)

	Three-month period ended
	Mar 31, 2014	Mar 31, 2013
Net Cash used in Operating Activities	(1,488,258)	(1,362,481)
Net Cash used in Investing Activities	7,395,405	(33,471)
Net Cash used in Financing Activities	-	(149,636)
Change in Cash and Cash Equivalents during the Period	5,907,147	(1,545,588)

Operating Activities

Net cash used in operating activities of USD 1,488,258 for the three-month period ended March 31, 2014 changed from net cash used of USD 1,362,481 for the same period in 2013. This increase in net cash used in operating activities of USD 125,777, is mainly due to a net change in account payables of USD 203,590, a net change in accrued expenses of USD 616,773 and a net change in receivables of USD 163,564.

Investing Activities

Net cash from investing activities of USD 7,395,405 for the three-month period ended March 31, 2014 changed from net cash used in investing activities of USD 33,471 for the same period in 2013. This increase of USD 7,428,876 in cash from investing activities is mainly attributable to proceeds from a sale of investment in associate.

Financing Activities

Net cash from financing activities of USD 0 for the three-month ended March 31, 2014 changed from net cash used of USD 149,636 for the same period in 2013. This increase of USD 149,636 is due to a reduction in refundable deposits.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months (in USD):

Expenses	Amount in USD

Corporate	3,463,854 [1]
Kyrgyzstan	28,800 [1]
Mongolia	941,965 [2]
Tajikistan - Exploration	2,107,710 [3]
Tajikistan - Rehabilitation	2,000,000[4]
Business Development	120,000
Total	8,662,329

(1)	The information presented in the table above includes the costs related to our normal operational activities only.
(2)

The information presented in the table above includes the costs related to our normal operational activities. It does not include financial commitments as we are subject to certain expenditures and commitments in order to maintain our licenses which are currently pending re- negotiations.

(3)	The information presented in the table above includes the costs related to our normal operational activities and development of infrastructure but does not include any drilling/seismic activity.
(4)	Payment to Kavsar in compensation for its expenses pursuant to section 3.4.2 of the Share Purchase Agreement, exhibit 10.24.

Our monthly burn rate (excluding exploration, drill-site preparation activities and the rehabilitation payment of USD 2,000,000) amounts to approximately USD 526,614.05 (corporate USD 288,654, ventures USD 237,960) and USD 722,000 if included. Considering our net working capital and our 8 million shares in Petromanas Energy Inc., we believe that we are able to fund our planned operations for the next twelve months.

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

DWM Petroleum did not make the next advance payment by September 27, 2013 and therefore pursuant to the Share Purchase Agreement DWM Petroleum is now entitled to receive 65% of the shares of Energy Partners Austria. DWM Petroleum then started discussions with Kavsar to continue the acquisition under a new share purchase agreement in lieu of receiving 65% of the shares of Energy Partners Austria.

On March 31, 2014 DWM Petroleum and Kavsar signed a Supplement Agreement which is effective September 27, 2013 (Exhibit 10.31) to the Share Purchase Agreement. The Supplement Agreement outlines pursuant to Article 3.4.2 of the Share Purchase Agreement that DWM Petroleum is entitled to receive from Kavsar 65% of the participation certificates in Energy Partners Austria, the beneficial owner of 57.42% shares in Petroleum Sugd, a joint venture with limited liability incorporated under the laws of Tajikistan and operator of the oil fields in Tajikistan, subject to the payment of USD 2 million by DWM Petroleum. Furthermore, the Supplement Agreement outlines that Kavsar shall transfer all shares from TF Petroleum AG, a company incorporated under the Laws of Switzerland, including the assets for zero consideration to DWM Petroleum. In return DWM Petroleum shall waive USD 100,000 from the prepayment. Starting January 1, 2014 DWM Petroleum will be eligible to future profits and dividends from Energy Partners Austria. The closing of the transaction is subject to the capital restructuring requirement of Energy Partners Austria by Kavsar, the notary act and regulatory approval. After the finalization of the Supplement Agreement the Share Purchase Agreement is concluded.

Tajikistan

The Production Sharing Contract for the Western and Northwestern Licenses was ratified in May 2012. Before the ratification, the company acquired 1,310 Km of onshore and offshore 2D seismic. It included regional as well as prospect related 2D seismic campaign. The survey was very complex due to the different landscapes which had to be covered. It consisted of vibro-seismic, dynamite seismic and offshore seismic on Lake Kayrakkum.

Until recently, our interest in the Somon Oil project was fully carried by Santos International Ventures Pty Ltd pursuant to a 2007 Option Agreement but, on December 21, 2012, Santos International informed us that it had decided not to pursue its option. Santos International continued to fund Somon Oil’s operations through January, 2013. During 2013 Santos transferred all data to DWM Petroleum and Somon Oil. Reprocessing and reinterpretation resulted in a new sequence of drilling candidates. Based on its review of the data, Somon Oil continues to be confident in the project’s high exploration potential and we are actively working on establishing a new consortium. The anticipated farm-in agreement, foresees that DWM is fully carried and there are no liquidated damages in case of failure. On January 16, 2014, Somon Oil entered into a contract with JSC Sugdnaftugaz for the construction of the drilling location and the access road for the Kayrakkum B exploration well. JSC Sugdnaftugaz, based in Neftebad, Tajikistan, is a reputable oil field contractor with over 50 years of experience in these operations in the area. The work at the Kayrakkum B well site is progressing without incident, and JSC Sugdnaftugaz expects to complete the task in May 2014. On March 20, 2014 Somon Oil entered into a purchase agreement for the wellhead and the first two casing sections for Kayrakkum B, with DONGYING QIHAI PETROLEUM ENGINEERING CO., LTD, based in the PR of China. After the manufacturing (until early June), the materials will be delivered to Mahram Base for storage, close to the Kayrakkum B location.

Mongolia

Early in 2012, Gobi Energy Partners LLC focused on the integration and interpretation of seismic data acquired in 2011. From April to May 2012, it conducted a passive seismic campaign using low-frequency spectroscopy to support the seismic. From June to August, 2012, Gobi Energy also conducted a 2D seismic acquisition (vibroseis) program covering 335 kilometers over both blocks.

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

South Petroleum Company originally owned five exploration licenses covering a total area of approximately 569,578 acres (or 2,305 km2). Due to political uncertainty in the country Santos and DWM have decided to exit Kyrgyzstan. On July 2013 the board of directors took the decision to exit Kyrgyzstan. Since then all of the licenses have expired and Santos is in the process of winding up South Petroleum at its expense. There will be no liquidated damages as a result of exiting the venture. In the meantime all licenses have expired. We wrote off our investment in associate of USD 238,304 during 2013.

Investments in associate (1.2% equity investment in Petromanas Energy Inc.)

After the sale of an additional 42 million Petromanas shares between February 26, 2014 and March 6, 2014, DWM Petroleum owns approximately 1.2% of the issued common shares of Petromanas Energy Inc. (TSXV: PMI).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There were no new developments in this Chilean lawsuit in the three months ended March 31, 2014.

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes for the three-month period ended March 31, 2014 from the risk factors disclosed in the 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT

Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2003)
3.2	Certificate of Amendment to Articles of Incorporation of Express Systems Corporation filed on April 2, 2007 (changing name to Manas Petroleum Corporation) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
3.3	Certificate of Amendment to Articles of Incorporation filed on April 22, 2013 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on May 20, 2013)
3.4	Certificate of Amendment dated effective January 20, 2014 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 14, 2014)
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on November 1, 2011)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Warrant Indenture dated May 6, 2011 with Equity Financial Trust Company (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Farm-In Agreement, dated October 4, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.3	Letter Agreement – Phase 2 Work Period with Santos International Operations Pty. Ltd, dated July 28, 2008 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)
10.4	Side Letter Agreement – Phase 1 Completion and Cash Instead of Shares with Santos International Holdings Pty Ltd., dated November 24, 2008 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)
10.5	2007 Revised Omnibus Plan (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)
10.6	Production Sharing Contract for Contract Area Tsagaan Els-13 between the Petroleum Authority of Mongolia and DWM Petroleum (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.7	Production Sharing Contract for Contract Area Zuunbayan-14 between the Mineral Resources and Petroleum Authority of Mongolia and DWM Petroleum (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.8	Letter from AKBN regarding Production Sharing Contracts for Blocks A-B and D-E dated May 5, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.9	Employment Agreement between Ari Muljana and MNP Petroleum Corporation dated April 1, 2009 (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on July 30, 2009)

Number	Description
10.10	Consultancy Agreement dated November 21, 2008 with Dr. Richard Schenz (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)
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

10.25	Form of Amendment to IR Consulting Agreement dated February 1, 2013 with General Research GmbH (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)
10.26	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)
10.27	Form of Stock Option Cancellation Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)
10.28	Consulting agreement dated June 18, 2013 with Undiscovered Equities Inc. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 11, 2013)
10.29	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 11, 2013)
10.30	Loan Agreement dated August 8, 2013 between DWM Petroleum AG and Tulip Fund NV (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 19, 2013)
10.31	Supplement Agreement to Share Purchase Agreement effective September 27, 2013 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 31, 2014)
(14)	Code of Ethics

Number	Description
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MNP PETROLEUM CORPORATION

By

/s/ Dr. Werner Ladwein
Dr. Werner Ladwein
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 14, 2014

By

/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2014