Form 10-Q
period 2014-06-30
MNP Petroleum Corp
filed 2014-08-11
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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
172,592,292 shares of common stock as of August 8, 2014.

PART I. —FINANCIAL INFORMATION

       Item 1. Financial Statements.

MNP PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	06.30.2014	12.31.2013
	USD	USD
ASSETS
Cash and cash equivalents	7,047,161	3,063,947
Restricted cash	215,033	46,738
Accounts receivable	22,968	32,508
Investment in associate (Petromanas)	2,549,020	7,478,799
Other prepaid expenses	569,287	302,713
Total current assets	10,403,469	10,924,705

Tangible fixed assets	118,794	132,374
Oil and gas properties (unproved)	742,361	772,855
Transaction prepayment	10,000,000	10,111,656
Total non-current assets	10,861,155	11,016,885

TOTAL ASSETS	21,264,624	21,941,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	691,084	447,736
Accrued expenses exploration costs	-	312,000
Other accrued expenses	125,700	332,835
Refundable deposits	1,648	-
Total current liabilities	818,432	1,092,571

Pension liabilities	142,271	142,271
Total non-current liabilities	142,271	142,271

TOTAL LIABILITIES	960,703	1,234,842

Common Stock (600,000,000 shares authorized as of June 30, 2014 and December 31, 2013, USD 0.001 par value, 172,592,292 and 172,592,292 shares, respectively, issued and outstanding)	172,592	172,592
Additional paid-in capital	78,570,284	78,527,990
Treasury stock	(102,242)	-
Retained deficit accumulated during the exploration stage	(58,375,033)	(58,044,835)
Currency translation adjustment	38,320	51,001
TOTAL SHAREHOLDERS' EQUITY	20,303,921	20,706,748

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	21,264,624	21,941,590

MNP PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATMENTS OF COMPREHENSIVE LOSS - UNAUDITED

	For the three months ended		For the six months ended		Period from
	06.30.2014	06.30.2013	06.30.2014	06.30.2013	05.2004(inception)
	USD	USD	USD	USD	to 06.30.2014
OPERATING REVENUES
Other revenues	-	-	-	-	1,375,728
Total revenues	-	-	-	-	1,375,728

OPERATING EXPENSES
Personnel costs	(377,362)	(580,808)	(777,022)	(1,303,735)	(33,538,050)
Exploration costs	(369,636)	(359,657)	(662,064)	(534,755)	(20,929,945)
Depreciation	(12,120)	(13,858)	(24,270)	(25,788)	(410,068)
Consulting fees	(438,071)	(519,078)	(769,467)	(995,952)	(15,555,452)
Administrative costs	(422,742)	(349,125)	(733,303)	(723,568)	(18,976,655)
Total operating expenses	(1,619,931)	(1,822,526)	(2,966,126)	(3,583,798)	(89,410,170)

Gain from sale of investment	-	-	-	-	3,864,197
Loss from sale of investment	-	-	-	-	(900)
Operating loss	(1,619,931)	(1,822,526)	(2,966,126)	(3,583,798)	(84,171,145)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	(18,779)	(11,712)	(45,258)	(35,722)	62,903
Changes in fair value of warrants	-	-	-	-	(10,441,089)
Warrants issuance expense	-	-	-	-	(9,439,775)
Gain from sale of subsidiary	-	-	-	-	57,850,918
Change in fair value of investment in associate	1,066,625	(339,675)	2,686,428	(7,487,735)	(14,881,681)
Interest income	-	765	-	843	609,201
Interest expense	(85)	-	(153)	-	(2,637,474)
Loss on extinguishment of debt	-	-	-	-	(117,049)

Loss from sale of investment in associate	-	-	-	-	(3,507,397)

Income/(Loss) before taxes and equity in net loss of associate	(572,170)	(2,173,148)	(325,109)	(11,106,412)	(66,672,588)

Income taxes	(2,350)	(225)	(5,089)	(225)	(150,642)
Equity in net loss of associate	-	-	-	-	(24,523)
Net income/(loss) from continuing operations	(574,520)	(2,173,373)	(330,198)	(11,106,637)	(66,847,753)

DISCONTINUED OPERATIONS
Gain from divestiture	-	-	-	-	51,663
Operating expenses	-	-	-	-	(647,213)
Income/(Loss) from discontinued operations	-	-	-	-	(595,550)

Net income/(loss)	(574,520)	(2,173,373)	(330,198)	(11,106,637)	(67,443,303)

Net loss attributable to non-controlling interest	-	-	-	-	(18,700)
Net income/(loss) attributable to Manas	(574,520)	(2,173,373)	(330,198)	(11,106,637)	(67,462,003)

Currency translation adjustment attributable to Manas	-	-	-	-	51,001
Net comprehensive income/(loss) attributable to Manas	(574,520)	(2,173,373)	(330,198)	(11,106,637)	(67,411,002)

Net comprehensive loss attributable to non-controlling interest	-	-	-	-	18,700
Net comprehensive income/(loss)	(574,520)	(2,173,373)	(330,198)	(11,106,637)	(67,392,302)

Weighted average number of outstanding shares (basic)	172,592,292	172,592,292	172,592,292	172,592,292	130,286,002
Weighted average number of outstanding shares (diluted)	172,592,292	172,592,292	172,592,292	172,592,292	130,286,002

Basic earnings/(loss) per share attributable to Manas	(0.00)	(0.01)	(0.00)	(0.06)	(0.52)
Basic earnings/(loss) per share - continuing operations	(0.00)	(0.01)	(0.00)	(0.06)	(0.50)
Basic earnings/(loss) per share - discontinued operations	-	-	-	-	(0.01)
Diluted earnings/(loss) per share attributable to Manas	(0.00)	(0.01)	(0.00)	(0.06)	(0.52)
Diluted earnings/(loss) per share - continuing operations	(0.00)	(0.01)	(0.00)	(0.06)	(0.50)
Diluted earnings/(loss) per share - discontinued operations	-	-	-	-	(0.01)

MNP PETROLEUM CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED CASH FLOW STATMENT - UNAUDITED

			Period from
	For the six months ended		05.2004(inception)
	06.30.2014	06.30.2013	to 06.30.2014
	USD	USD	USD
OPERATING ACTIVITIES
Net income/(loss)	(330,198)	(11,106,637)	(67,443,303)

To reconcile net income/(loss) to net cash used in operating activities
Gain from sale of subsidiary	-	-	(57,850,918)
Gain from sale of investment	-	-	(3,864,197)
Loss from sale of investment	-	-	3,508,297
Gain from divestiture of discontinued operations	-	-	(72,000)
Change in fair value of investment in associate	(2,686,428)	7,487,735	14,881,681
Equity in net loss of associate	-	-	262,828
Depreciation	24,270	25,788	410,068
Amortization of debt issuance costs	-	-	349,910
Warrant issuance expense / (income)	-	-	19,880,864
Exchange differences	45,258	35,722	(62,903)
Non cash adjustment to exploration costs	-	-	(204,753)
Non cash interest income	-	-	(25,619)
Interest expense on contingently convertible loan	-	-	236,798
Loss on extinguishment of contingently convertible loan	-	-	83,202
Interest expense on debentures	-	-	764,142
Loss on extinguishment of debentures	-	-	33,847
Stock-based compensation	42,294	499,573	28,075,470
Decrease / (increase) in receivables and prepaid expenses	(258,607)	78,729	(590,263)
(Decrease) / increase in accounts payables	244,921	434,015	183,288
(Decrease) / increase in accrued expenses	(207,135)	80,554	51,491
Change in pension liability	-	-	142,271
Cash flow (used in) / from operating activities	(3,125,625)	(2,464,521)	(61,249,799)

INVESTING ACTIVITIES
Transaction prepayment	-	-	(10,111,656)
Capitalized exploration expenditure	(281,506)	-	(742,361)
Purchase of tangible fixed assets and computer software	(10,690)	(37,900)	(648,353)
Sale of tangible fixed assets and computer software	-	-	100,813
Proceeds from sale of investment	7,570,842	-	40,179,792
Decrease / (increase) restricted cash	(56,639)	4,075	(103,377)
Acquisition of investment in associate	-	-	(67,747)
Cash flow (used in) / from investing activities	7,222,007	(33,825)	28,607,111

FINANCING ACTIVITIES
Contribution share capital founders	-	-	80,019
Issuance of units	-	-	37,282,734
Issuance of contingently convertible loan	-	-	1,680,000
Issuance of debentures	-	-	3,760,000
Issuance of promissory notes to shareholders	-	-	540,646
Repurchase on Shares	(102,242)	-	(102,242)
Repayment of contingently convertible loan	-	-	(2,000,000)
Repayment of debentures	-	-	(4,000,000)
Repayment of promissory notes to shareholders	-	-	(540,646)
Proceeds from exercise of options	-	-	240,062
Issuance of warrants	-	-	670,571
Proceeds from exercise of warrants	-	-	2,260,959
Cash arising on recapitalization	-	-	6,510
Shareholder loan repaid	-	-	(3,385,832)
Shareholder loan raised	-	-	4,653,720
Repayment of bank loan	-	-	(2,520,000)
Increase in bank loan	-	-	2,520,000
Increase in short-term loan	-	-	917,698
Payment of unit issuance costs	-	-	(2,348,250)
Payment of debt issuance costs	-	-	(279,910)
Increase / (decrease) in refundable deposits	1,648	(130,354)	1,648
Cash flow (used in) / from financing activities	(100,594)	(130,354)	39,437,687

Net change in cash and cash equivalents	3,995,788	(2,628,700)	6,794,998

Cash and cash equivalents at the beginning of the period	3,063,947	2,842,495	-
Currency translation effect on cash and cash equivalents	(12,574)	(35,722)	252,163
Cash and cash equivalents at the end of the period	7,047,161	178,073	7,047,161

Supplement schedule of non-cash investing and financing activities:
Forgiveness of debt by major shareholder	-	-	1,466,052
Deferred consideration for interest in CJSC South Petroleum Co.	-	-	193,003
Warrants issued to pay unit issuance costs	-	-	280,172
Warrants issued to pay placement commission expenses	-	-	2,689,910
Debenture interest paid in common shares	-	-	213,479
Forgiveness of advance payment from Petromanas Energy Inc.	-	-	917,698
Initial fair value of shares of investment in Petromanas	-	-	46,406,821
Offset of impairment of oil and gas properties and renegotiation of accrued expenses	312,000	-	312,000
Forgiveness of receivable due from Manas Adriatic GmbH	-	-	(3,449,704)
Transfer from transaction prepayment to restricted cash due to acquisition of TF Petroleum AG	111,656	-	111,656

MNP PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT) - UNAUDITED

SHAREHOLDERS' EQUITY/(DEFICIT)	Number of shares	Share capital	Additional paid-in capital	Treasury stock	Deficit accumulated during the development stage	Accumulated Other Compre-hensive Income/ (Loss)	Total share- holders' equity/(deficit)

Balance May 25, 2004	-	-	-	-	-	-	-
Contribution share capital from founders	80,000,000	80,000	19	-	-	-	80,019
Currency translation adjustment	-	-	-	-	-	(77,082)	(77,082)
Net loss for the period	-	-	-	-	(601,032)	-	(601,032)
Balance December 31, 2004	80,000,000	80,000	19	-	(601,032)	(77,082)	(598,095)

Balance January 1, 2005	80,000,000	80,000	19	-	(601,032)	(77,082)	(598,095)
Currency translation adjustment	-	-	-	-		218,699	218,699
Net loss for the year	-	-	-	-	(1,993,932)	-	(1,993,932)
Balance December 31, 2005	80,000,000	80,000	19	-	(2,594,964)	141,617	(2,373,328)

Balance January 1, 2006	80,000,000	80,000	19	-	(2,594,964)	141,617	(2,373,328)
Forgiveness of debt by major shareholder	-	-	1,466,052	-	-	-	1,466,052
Currency translation adjustment	-	-	-	-	-	(88,153)	(88,153)
Net income for the year	-	-	-	-	1,516,004	-	1,516,004
Balance December 31, 2006	80,000,000	80,000	1,466,071	-	(1,078,960)	53,464	520,575

Balance January 1, 2007	80,000,000	80,000	1,466,071	-	(1,078,960)	53,464	520,575
Recapitalization transaction	20,110,400	20,111	(356,732)	-	-	-	(336,621)
Stock-based compensation	880,000	880	7,244,409	-	-	-	7,245,289
Private placement of units, issued for cash	10,330,152	10,330	9,675,667	-	-	-	9,685,997
Private placement of units	10,709	11	(11)	-	-	-	-
Private placement of units, issued for cash	825,227	825	3,521,232	-	-	-	3,522,057
Currency translation adjustment	-	-	-	-	-	3,069	3,069
Net loss for the year	-	-	-	-	(12,825,496)	-	(12,825,496)
Balance December 31, 2007	112,156,488	112,157	21,550,636	-	(13,904,456)	56,533	7,814,870

Balance January 1, 2008	112,156,488	112,157	21,550,636	-	(13,904,456)	56,533	7,814,870
Stock-based compensation	2,895,245	2,895	9,787,978	-	-	-	9,790,873
Private placement of units, issued for cash	4,000,000	4,000	1,845,429	-	-	-	1,849,429
Issuance of warrants	-	-	10,110,346	-	-	-	10,110,346
Beneficial conversion feature	-	-	557,989	-	-	-	557,989
Currency translation adjustment	-	-	-	-	-	(13,212)	(13,212)
Net loss for the period	-	-	-	-	(30,296,106)	-	(30,296,106)
Balance December 31, 2008	119,051,733	119,052	43,852,378	-	(44,200,563)	43,322	(185,811)

Balance January 1, 2009	119,051,733	119,052	43,852,378	-	(44,200,563)	43,322	(185,811)
Adoption of ASC 815-40	-	-	(9,679,776)	-	9,086,972	-	(592,804)
Reclassification warrants	-	-	10,883,811	-	-	-	10,883,811
Stock-based compensation	-	-	4,475,953	-	-	-	4,475,953
Currency translation adjustment	-	-	-	-	-	7,679	7,679
Net loss for the year	-	-	-	-	(21,618,015)	-	(21,618,015)
Balance December 31, 2009	119,051,733	119,052	49,532,366	-	(56,731,606)	51,001	(7,029,187)

Balance January 1, 2010	119,051,733	119,052	49,532,366	-	(56,731,606)	51,001	(7,029,187)
Exercise of warrants	3,832,133	3,832	2,257,127	-	-	-	2,260,959
FV adjustment of exercised warrants	-	-	72,644	-	-	-	72,644
Reclassification warrants	-	-	77,439	-	-	-	77,439
Stock-based compensation	2,103,527	2,103	4,174,558	-	-	-	4,176,661
Shares to be issued	-	-	240,062	-	-	-	240,062
Redeemable shares	-	-	(2,517,447)	-	-	-	(2,517,447)
Net loss for the year	-	-	-	-	74,442,353	-	74,442,353
Balance December 31, 2010	124,987,393	124,987	53,836,749	-	17,710,747	51,001	71,723,484

Balance January 1, 2011	124,987,393	124,987	53,836,749	-	17,710,747	51,001	71,723,484
Stock-based compensation	2,106,082	2,106	797,190	-	-	-	799,296
TSX listing units, issued for cash	44,450,500	44,451	19,552,378	-	-	-	19,596,829
Exercise of options	923,317	923	(923)	-	-	-	-
Redeemable shares	-	-	2,517,447	-	-	-	2,517,447
Net loss for the year	-	-	-	-	(53,015,719)	-	(53,015,719)
Balance December 31, 2011	172,467,292	172,467	76,702,841	-	(35,304,972)	51,001	41,621,337

Balance January 1, 2012	172,467,292	172,467	76,702,841	-	(35,304,972)	51,001	41,621,337
Stock-based compensation	125,000	125	1,126,045	-	-	-	1,126,170
Net loss for the year	-	-	-	-	(11,778,750)	-	(11,778,750)
Balance December 31, 2012	172,592,292	172,592	77,828,886	-	(47,083,722)	51,001	30,968,757

Balance January 1, 2013	172,592,292	172,592	77,828,886	-	(47,083,722)	51,001	30,968,757
Stock-based compensation	-	-	699,104	-	-	-	699,104
Net loss for the year	-	-	-	-	(10,961,113)	-	(10,961,113)
Balance December 31, 2013	172,592,292	172,592	78,527,990	-	(58,044,835)	51,001	20,706,748

Balance January 1, 2014	172,592,292	172,592	78,527,990	-	(58,044,835)	51,001	20,706,748
Stock-based compensation	-	-	42,294	-	-	-	42,294
Treasury stock	-	-	-	(102,242)	-	-	(102,242)
Currency translation adjustment	-	-	-	-	-	(12,681)	(12,681)
Net loss for the year	-	-	-	-	(330,198)	-	(330,198)
Balance June 30, 2014	172,592,292	172,592	78,570,284	(102,242)	(58,375,033)	38,320	20,303,921

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

2.    ACCOUNTING POLICIES

The accompanying financial data as of June 30, 2014 and December 31, 2013 and for the three and six month periods ended June 30, 2014 and 2013 and for the period from inception, May 25, 2004, to June 30, 2014, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2014 and December 31, 2013, results of operations for the three and six month periods ended June 30, 2014 and 2013 and for the period from inception, May 25, 2004, to June 30, 2014, cash flows for the six month period ended June 30, 2014 and 2013 and for the period from inception, May 25, 2004, to June 30, 2014 and statement of shareholders’ equity (deficit) for the period from inception, May 25, 2004, to June 30, 2014, as applicable, have been made. The result of operations for the three and six month periods ended June 30, 2014 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In June 2014, the FASB released ASU 2014-10 — Accounting Standards Update 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

This update was issued to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. Users of financial statements of development stage entities determined that the inception-to-date information, and certain other disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements of development stage entities provide information that has limited relevance and is generally not decision useful. As a result, the amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information.

This update eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For other entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015.

The Company has decided not to implement this amendment in the current quarterly report.

4.    CASH AND CASH EQUIVALENTS

	USD (held in USD)	USD (held in EUR)	USD (held in CHF)	USD (held in other currencies)	USD Total June 30, 2014	USD Total Dec 31, 2013

Cash and cash equivalents	5,418,397	3,354	1,622,024	3,386	7,047,161	3,063,947

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

On March 31, 2014 DWM Petroleum and Kavsar signed a Supplement Agreement which is effective September 27, 2013 to the Share Purchase Agreement. The Supplement Agreement outlines pursuant to Article 3.4.2 of the Share Purchase Agreement that DWM Petroleum is entitled to receive from Kavsar 65% of the participation certificates in Energy Partners Austria, the beneficial owner of 57.42% shares in Petroleum Sugd, a joint venture with limited liability incorporated under the laws of Tajikistan and operator of the oil fields in Tajikistan, subject to the payment of USD 2 million by DWM Petroleum. The 65% participation certificates will be transferred to TF Petroleum AG upon closing. Furthermore, the Supplement Agreement outlines that Kavsar shall transfer all shares of TF Petroleum AG, a company incorporated under the Laws of Switzerland for the purpose of this transaction to DWM Petroleum, for a consideration of CHF 100,000 (approx. USD 111,656). Starting January 1, 2014 DWM Petroleum will be eligible to future profits and dividends from Energy Partners Austria. The closing of the transaction is subject to the capital restructuring requirement of Energy Partners Austria by Kavsar, the notary act and regulatory approval. After the finalization of the Supplement Agreement the Share Purchase Agreement is concluded.

On April 4, 2014, DWM Petroleum gained control of TF Petroleum AG, which resulted in an increase in restricted cash and a decrease in transaction prepayment of CHF 100,000 (approx. USD 111,656). No further amendments are required to the line item “Transaction prepayment”, as the transfer of the participation certificates in Energy Partners Austria to TF Petroleum AG has not taken place as of June 30, 2014 as the notary act has yet to be finalized. The transaction is also included in the supplement schedule of non-cash operating, investing and financing activities of the consolidated cash flow statement.

6.    TANGIBLE FIXED ASSETS

2014 (in USD)	Office equipment & furniture	Vehicles	Leasehold improvements	Computer software	Total
Cost at Dec 31, 2013	157,717	140,366	47,375	35,697	381,155
Additions	6,262	-	3,747	680	10,689
Disposals	-	-	-	-	-
Cost at June 30, 2014	163,979	140,366	51,122	36,377	391,844
Accumulated depreciation at Dec 31, 2013	(124,364)	(55,567)	(47,375)	(21,474)	(248,780)
Depreciation	(5,557)	(9,549)	(303)	(8,861)	(24,270)
Disposals	-	-	-	-	-
Accumulated depreciation at June 30, 2014	(129,921)	(65,116)	(47,678)	(30,335)	(273,050)
Net book value at Dec 31, 2013	33,353	84,799	-	14,223	132,375
Net book value at June 30, 2014	34,058	75,250	3,444	6,042	118,794

Depreciation expense for the six month period ended June 30, 2014 and 2013 was USD 24,270 and USD 25,788 respectively. Depreciation for the three month period ended June 30, 2014 and 2013 was USD 12,120 and USD 13,858 respectively.

7.    OIL AND GAS PROPERTIES

Capitalized exploration costs	June 30, 2014	Dec 31, 2013
Unproved, not subject to depletion	742,361	772,855
Proved subject to depletion	-	-
Accumulated depletion	-	-
Total capitalized exploration costs	742,361	772,855

During 2012, two wells were drilled as part of one large campaign which included three drillings in Mongolia. At the beginning of the year, the Company had no recorded unproved properties in Mongolia. During 2012, the Company capitalized USD 2,998,636 of which USD 2,225,781 was expensed as “Exploration Costs” in the Statement of Operations during the third quarter of 2012 as the two wells were found dry. The Company had a remaining capitalized balance of USD 772,855 as of December 31, 2013. This balance related to specific costs for wells still to be drilled including capitalized costs recorded as accruals for USD 312,000. These costs were not paid at that time due to the moratorium in place.

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

As of March 31, 2014 the Company impaired USD 312,000 relating to 3 well designs out of the remaining 4 well designs initially capitalized. These have been recorded under exploration costs. Furthermore, during the three month period ended March 31, 2014 the Company renegotiated the cost related to 4 well designs due to the fact that the supplier did not fulfill its responsibilities as per the contract. It was agreed to offset the penalty that the supplier should have paid with the remaining outstanding accrual of USD 312,000 and to record the penalty as a credit to exploration costs.

Additionally, as of June 30, 2014 the Company has capitalized USD 281,506 relating to the well site preparation of Kayrakkum B in the Republic of Tajikistan.

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

During the six month period ended June 30, 2014 the Company granted no options. During the same period in 2013, the Company granted 3,500,000 options.

The following table shows the Company's outstanding and exercisable stock options as of June 30, 2014:

Outstanding Options 2014	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding at December 31, 2013	12,100,000	USD 0.25	7.07
Granted	-	-	-
Exercised	-	-	-
Forfeited, canceled or expired	-	-	-
Outstanding at June 30, 2014	12,100,000	USD 0.25	6.56
Exercisable at June 30, 2014	11,443,750	USD 0.26	6.57

The following table depicts the Company’s non-vested options as of June 30, 2014 and changes during the period:

Non-vested options	Shares under option	Weighted-average grant date fair value
Non-vested at December 31, 2013	1,468,750	USD 0.05
Non-vested granted	-	-
Vested	(812,500)	USD 0.05
Non-vested, forfeited or canceled	-	-
Non-vested at June 30, 2014	656,250	USD 0.06

As of June 30, 2014, the expected total of unrecognized compensation costs related to unvested stock-option grants was USD 30,022. The Company expects to recognize this amount over a weighted average period of 0.59 years.

       8.2. Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, the Company applies a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

As of June 30, 2014, there were no unrecognized compensation costs related to unvested share grants.

       8.3. Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

Stock based compensation	Three month period ended		Six month period ended
expenses	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Option grants	20,980	205,074	42,294	499,573
Share grants	-	-	-	-
Total	20,980	205,074	42,294	499,573
Recorded under “Personnel”	8,282	199,835	16,750	502,707
Recorded under “Consulting fees”	12,698	5,239	25,544	(3,134)

9.    WARRANTS

Warrant activity

The following table summarizes the Company’s warrant activity for the six month period ended June 30, 2014:

Warrants 2014	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2013	44,450,500	USD 0.70
Granted	-	-
Exercised	-	-
Forfeit or expired	44,450,500	USD 0.70
Outstanding at June30, 2014	-	-

10.  SHAREHOLDERS’ EQUITY

Share repurchase program

On May 13, 2014, MNP Petroleum Corp. announced that, subject to regulatory approval, it intends to repurchase up to 8,296,614 of its common shares, or up to five percent of the 172,592,292 common shares that are currently issued and outstanding, in a normal course issuer bid to be conducted by Jennings Capital Inc. All purchases of common shares under the bid will be effected on the TSX Venture Exchange or the OTCQB in the United States (or such other stock exchange or quotation system upon which the company’s shares may then be listed or quoted) and, in any event, in accordance with the rules and policies of the TSX Venture Exchange and applicable securities laws. The shares are being purchased because MNP believes that its common shares currently trade in a price range that does not adequately reflect their underlying value, based on its business prospects, assets and financial position. The Company repurchased shares of its common stock in the open market, which were booked as treasury shares upon repurchase. Under the normal course issuer bid, MNP will not repurchase any securities when it is in possession of undisclosed material information or during any ‘blackout’ periods imposed by its Insider Trading Policy. The program will expire May 18, 2015.

During the six month period ended June 30, 2014, the Company repurchased 1,340,000 shares of common stock for a total of USD 102,242.

11.  INVESTMENT IN PETROMANAS

On February 12, 2010, the Company’s wholly-owned subsidiary DWM Petroleum AG, signed a Share Purchase Agreement and completed the sale of all of the issued and outstanding shares of Manas Adriatic to Petromanas Energy Inc. (“Petromanas”). After closing, the Share Purchase Agreement was amended by an amending agreement dated May 25, 2010. As a result of this transaction, the Company acquired 200,000,000 common shares of Petromanas. 100,000,000 of these were issued on March 3, 2010 pursuant to the original terms of the Share Purchase Agreement; the additional 100,000,000 were received on May 26, 2010, pursuant to the amending agreement. The shares were subject to a hold period expiring September 24, 2011 and bore a legend to that effect.

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

Between February 26, 2014 and February 27, 2014 DWM Petroleum sold 1,500,000 shares of Petromanas (PMI) at a weighted average price of CAD 0.23 per common share for gross proceeds of CAD 337,500 (USD 300,602). On March 5, 2014, DWM Petroleum sold an additional 40,000,000 shares at a price of CAD 0.20 per common share for gross proceeds of CAD 8,000,000 (USD 7,214,632) on the open market. On March 6, 2014 DWM Petroleum sold 500,000 shares at a price of CAD 0.22 for gross proceeds of CAD 110,000 (USD 98,751).

As of June 30, 2014, DWM Petroleum holds 8,000,000 million shares in Petromanas, representing 1.2% of the outstanding shares. Additionally, it has the right to acquire a further 38,750,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions.

The quoted market price for one common share of Petromanas on June 30, 2014 was CAD 0.34 (USD 0.32) .

12.  RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of MNP Petroleum Corporation and the entities listed in the following table:

Company	Country	Equity share June 30, 2014	Equity share Dec 31, 2013
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Calgary (3)	Canada	1.2%	7.2%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (8)	Mongolia	74%	74%
Gobi Energy Partners GmbH (9)	Switzerland	74%	74%
TF Petroleum AG (10)	Switzerland	100%	-

(1)	Included Branch in Albania that was sold in February 2010.
(2)	Founded in 2007.
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated.

(5)

CJSC Somon Oil Company was founded by DWM Petroleum AG. As CJSC Somon Oil has been in a loss position since its inception its inception and MNP is legally required to fund the losses, no no-controlling interest has been recorded.

(6)	Founded in 2008.
(7)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008.
(8)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). Gobi Energy Partners GmbH holds record title to 100% of Gobi Energy Partners LLC.
(9)

Gobi Energy Partners GmbH was founded in 2010. DWM Petroleum AG holds 74% of Gobi Energy Partners GmbH. The Company determined that no value needs to be ascribed to the non-controlling interest due to the fact that the non-controlling parties do not carry any costs.

(10)

TF Petroleum was founded in 2012 Pursuant to the Supplement Agreement date March 31, 2014 DWM Petroleum AG acquired 100% for a purchase price of CHF 1.00 (USD 1.13) pursuant to a Share Purchase Agreement signed on April 4, 2014.

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

Due to political uncertainty in the country, Santos and DWM have decided to exit Kyrgyzstan. On July 2013 the board of directors took the decision to exit Kyrgyzstan. Since then all of the licenses have expired and Santos is in the process of winding up South Petroleum at its expense. There will be no liquidated damages as a result of exiting the venture. We wrote off our investment in associate of USD 238,304 during 2013.

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

       -        Related parties

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

	Three months ended		Six months ended
Related parties’ transactions	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Affiliates
Management services performed to Petromanas*	-	(241)	(278)	(11,734)
Board of directors
Payments to directors for office rent	6,737	6,288	13,463	12,564
Payments to related companies controlled by directors for rendered consulting services	74,273	89,138	148,432	178,100

* Services invoiced or accrued are recorded as contra-expense in personnel cost and administrative cost.

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

Even though Energy Focus was asked many times to re-join the group and contribute its prorated share of capital, it failed or neglected to do so. Despite this, Energy Focus maintains that it is entitled to participation in a consortium that was subsequently formed. The Company and IPR believe that Energy Focus no longer has a right to join the bidding group or consortium because the conditions specified in the side letter were not met, and cannot now be met.

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from the Company and IPR, and their respective subsidiaries. The Company, IPR and their respective legal counsel were of the view that the Energy Focus claim was without merit, that it was brought in the wrong jurisdiction and that Energy Focus failed to properly serve the parties. The trial court in Santiago dismissed the Energy Focus case. Energy Focus took an Appeal, which was also dismissed. Energy Focus took a second Appeal and the matter is returned to the trial court. The Company’s legal advisors are of the opinion that Energy Focus will not succeed at trial on several grounds, including jurisdiction, service and on the substantive issues. The Company and IPR are also considering a further Appeal. The Company’s management believe that ultimate liability, if any, arising from the Energy Focus litigation will not have a material adverse effect on the financial condition, the results of future operations or cash flows of the Company.

As of June 30, 2014, there had been no legal actions against any member of the Group in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

Management believes that the members of the Group are in substantial compliance with the tax laws affecting their respective operations in the Kyrgyz Republic, Republic of Tajikistan and Mongolia. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

14.  PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

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

	Three months ended		Six months ended
Pension expense	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Net service cost	8,212	10,164	12,318	20,328
Interest cost	10,809	4,802	16,213	9,604
Expected return on assets	(8,834)	(3,853)	(13,250)	(7,706)
Amortization of loss	11,625	4,931	17,437	9,862
Net periodic pension cost	21,812	16,044	32,717	32,088

During the six month period ended June 30, 2014 and 2013, the Company made cash contributions of USD 115,067 and USD 91,343, respectively, to its defined benefit pension plan. The Company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2014.

15.  FAIR VALUE MEASUREMENT

       15.1. Fair Value Measurements

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets carried at fair value are classified in one of the three categories as follows.

Financial assets and liabilities carried at fair value as of June 30, 2014:

Financial assets 2014 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	2,549,020	-	-
Total	2,549,020	-	-

Financial assets and liabilities carried at fair value as of December 31, 2013:

Financial assets 2013 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	7,478,799	-	-
Total	7,478,799	-	-

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
  Investment in Petromanas –the fair value was calculated based on quoted market prices.
  Accounts Payable – carrying amount approximated fair value.

The fair value of the Company’s financial instruments is presented in the table below (in USD):

	June 30, 2014		Dec 31, 2013		Fair Value
	Carrying	Fair Value	Carrying	Fair Value	Levels	Reference
	Amount		Amount
Cash and cash equivalents	7,047,161	7,047,161	3,063,947	3,063,947	1	Note 4
Restricted cash	215,033	215,033	46,738	46,738	1
Transaction prepayment	10,000,000	10,000,000	10,111,656	10,111,656	1	Note 5
Accounts receivable	22,968	22,968	32,508	32,508	1
Investment in Petromanas	2,549,020	2,549,020	7,478,799	7,478,799	1	Note 11
Accounts Payable	691,084	691,084	447,736	447,736	1

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three months ended		Six months ended
	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Company posted	Net loss	Net loss	Net loss	Net loss
Basic weighted average shares outstanding	172,592,292	172,592,292	172,592,292	172,592,292
Dilutive effect of common stock equivalents:
- stock options and non-vested stock under employee compensation plans	-	-	-	-
Diluted weighted average shares outstanding	172,592,292	172,592,292	172,592,292	172,592,292

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

	Three months ended		Six months ended
Stock equivalent	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013
Options	12,100,000	14,100,000	12,100,000	14,100,000
Warrants	-	44,450,000	-	44,450,000
Total	12,100,000	58,550,000	12,100,000	58,550,000

17.  SUBSEQUENT EVENT(S)

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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately USD 427,669 (corporate USD 274,946, ventures USD 152,723) for our operating costs (approximately USD 683,597 if certain capital expenditures costs are included for our operating costs) excluding exploration expenses;
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

As used in this quarterly report, the terms “we”, “us”, and “our” refer to MNP Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, DWM Energy AG (formerly Manas Petroleum AG), a Swiss company, Manas Management Services Ltd., a Bahamian company, and TF Petroleum AG, a Swiss company, and its partially owned subsidiaries CJSC Somon Oil Company, a Tajikistan company, Gobi Energy Partners GmbH, a Swiss company, and Gobi Energy Partners LLC, a Mongolian company, its 25% ownership interest in CJSC South Petroleum Company, a Kyrgyz company and its 1.2% ownership interest in Petromanas Energy Inc., an Alberta company listed on the TSX Venture Exchange in Canada (TSXV: PMI), as the context may require.

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

Results of Operations (the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013)

Net income/net loss

Net loss for the six month period ended June 30, 2014 was USD 330,198 compared to net loss of USD 11,106,637 for the same period in 2013. This decrease of USD 10,776,439 was primarily due to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the six month period ended June 30, 2014 decreased to USD 2,966,126 from USD 3,583,798 reported for the same period in 2013. This is a decrease of 17% in our total operating expenses, mainly attributable to decrease of personnel costs and consulting fees.

Personnel costs

For the six month period ended June 30, 2014, personnel costs decreased to USD 777,022 from USD 1,303,735 for the same period in 2013. This decrease of 40% is attributable to lower costs related to equity awards under the stock option plan.

Exploration costs

For the six month period ended June 30, 2014, we incurred exploration costs of USD 662,064 as compared to USD 534,755 for the same period in 2013. This is an increase of 24% and is due to increased exploration activity at our project in Tajikistan, which has been, in part, offset by decreased exploration activity in our Mongolian project.

Consulting fees

For the six month period ended June 30, 2014, we incurred consulting fees of USD 769,467 as compared to consulting fees of USD 995,952 for the same period in 2013. This is a decrease of 23% and is primarily attributable to a reduction in exploration related consulting fees for our project in Mongolia.

For the six month period ended June 30, 2014, we incurred expenses of USD 25,544 related to equity-based awards to non-employees, as compared to negative expenses of USD 3,134 related to equity-based awards to non-employees in the same period in 2013.

Administrative costs

For the six month period ended June 30, 2014, we recorded administrative costs of USD 733,303 compared to USD 723,568 for the same period in 2013. This increase of 1% is mainly attributable to an increase in office supplies and computer system costs.

Non-operating income/expense

For the six month period ended June 30, 2014, we recorded a non-operating gain of USD 2,641,017 compared to a non-operating loss of USD 7,522,614 for the same period in 2013. This is an increase of USD 10,163,631 and mainly attributable to a change in the value of our investment in Petromanas.

For the six month period ended June 30, 2014, we recorded an increase in fair value of investment in associate (Petromanas) of USD 2,686,428 compared to a decrease in fair value of investment in associate (Petromanas) of USD 7,487,735 for the same period in 2013.

Results of Operations (the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013)

Net income/net loss

Net loss for the three month period ended June 30, 2014 was USD 574,520 compared to net loss of USD 2,173,373 for the same period in 2013. This decrease of USD 1,598,853 was primarily due to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the three month period ended June 30, 2014, decreased to USD 1,619,931 from USD 1,822,526 reported for the same period in 2013. This is a decrease of 11% in our total operating expenses and is mainly due to reduction in costs related to equity-based awards to employees in the same period in 2013.

Personnel costs

For the three month period ended June 30, 2014, personnel costs decreased to USD 377,362 from USD 580,808 for the same period in 2013. This decrease of 35% is attributable to lower costs related to equity awards under the stock option plan.

Exploration costs

For the three month period ended June 30, 2014, we incurred exploration costs of USD 369,636 as compared to USD 359,657 for the same period in 2013. This is an increase of 3% and is due to increased exploration activity at our project in Tajikistan, which has been, in part, offset by decreased exploration activity in our Mongolian project.

Consulting fees

For the three month period ended June 30, 2014, we incurred consulting fees of USD 438,071 as compared to consulting fees of USD 519,078 for the same period in 2013. This is a decrease of 16% primarily attributable to a decrease in consulting costs related to our project in Mongolia.

Administrative costs

For the three month period ended June 30, 2014, we recorded administrative costs of USD 422,742 compared to USD 349,125 for the same period in 2013. This increase of 21% is mainly attributable to higher travel expenses and computer system costs.

Non-operating income/expense

For the three month period ended June 30, 2014, we recorded a non-operating gain of USD 1,047,761 compared to a non-operating loss of USD 350,622 for the same period in 2013. This is an increase of USD 1,398,363 is mainly attributable to a change in the value of our investment in Petromanas.

For the three month period ended June 30, 2014, we recorded an increase in fair value of investment in associate (Petromanas) of USD 1,066,625 compared to a decrease in fair value of investment in associate of USD 339,675 for the same period in 2013.

Liquidity and Capital Resources

Our cash balance as of June 30, 2014 was USD 7,047,161. Shareholders’ equity as of June 30, 2014 was USD 20,303,920. As of June 30, 2014, total current assets were USD 10,405,042 and total current liabilities were USD 820,005, resulting in net working capital of USD 9,585,037. Of our cash balance at June 30, 2014, USD 7,047,161 was on bank accounts of MNP Petroleum Corp. and its subsidiaries. Since our company considers foreign subsidiaries to be permanently invested, taxes will be due in the event of repatriation.

We initially owned 200,000,000 shares of Petromanas Energy. Since July 6, 2012, we sold 100,000,000 of these shares to various purchasers. After the sale of a further 4,000,000 Petromanas shares on October 25, 2013, 46,000,000 Petromanas shares on November 5, 2013 and a further 42,000,000 between February 26, 2014 and March 6, 2014 respectively, we hold 8,000,000 common shares of Petromanas.

Cash Flows (in USD)

	Six month period ended
	Jun 30, 2014	Jun 30, 2013
Net Cash used in Operating Activities	(3,125,625)	(2,464,521)
Net Cash from Investing Activities	7,222,007	(33,825)
Net Cash used in Financing Activities	(100,594)	(130,354)
Change in Cash and Cash Equivalents during the period	3,995,788	(2,628,700)

Operating Activities

Net cash used in operating activities of USD 3,125,625 for the six month period ended June 30, 2014 changed from net cash used of USD 2,464,521 for the same period in 2013. This increase in net cash used in operating activities of USD 661,104 is mainly due to a reduction in payables and accruals as well as an increase in receivables.

Investing Activities

Net cash from investing activities of USD 7,222,007 for the six month period ended June 30, 2014 changed from net cash used in investing activities of USD 33,825 for the same period in 2013. This increase of USD 7,255,832 in cash from in investing activities is mainly attributable proceeds from the sale of investment in associate.

Financing Activities

Net cash used in financing activities of USD 100,594 for the six month period ended June 30, 2014 changed from net cash used of USD 130,354 for the same period in 2013. This decrease of USD 29,760 is due to a decrease in refundable deposits and the repurchase of shares in Q2, 2014.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months (in USD):

Expenses	Amount in USD

Corporate	3,299,352 [1]
Kyrgyzstan	28,800 [1]
Mongolia	546,624 [2]
Tajikistan - Exploration	2,208,392 [3]
Tajikistan - Rehabilitation	2,000,000[4]
Business Development	120,000
Total	8,203,168

(1)	The information presented in the table above includes the costs related to our normal operational activities only.
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

Our monthly burn rate (excluding exploration, drilling equipment and the rehabilitation payment of USD 2,000,000) amounts to approximately USD 427,669 (corporate USD 274,946, ventures USD 152,723) and USD 683,597 if included. Considering our net working capital and our 8 million shares in Petromanas Energy Inc., we believe that we are able to fund our planned operations for the next twelve months.

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

On March 31, 2014 DWM Petroleum and Kavsar signed a Supplement Agreement which is effective September 27, 2013 to the Share Purchase Agreement. The Supplement Agreement outlines pursuant to Article 3.4.2 of the Share Purchase Agreement that DWM Petroleum is entitled to receive from Kavsar 65% of the participation certificates in Energy Partners Austria, the beneficial owner of 57.42% shares in Petroleum Sugd, a joint venture with limited liability incorporated under the laws of Tajikistan and operator of the oil fields in Tajikistan, subject to the payment of USD 2 million by DWM Petroleum. The 65% participation certificates will be transferred to TF Petroleum AG upon closing. Furthermore, the Supplement Agreement outlines that Kavsar shall transfer all shares of TF Petroleum AG, a company incorporated under the Laws of Switzerland for the purpose of this transaction to DWM Petroleum, for a consideration of CHF 100,000 (approx. USD 111,656). Starting January 1, 2014 DWM Petroleum will be eligible to future profits and dividends from Energy Partners Austria. The closing of the transaction is subject to the capital restructuring requirement of Energy Partners Austria by Kavsar, the notary act and regulatory approval. After the finalization of the Supplement Agreement the Share Purchase Agreement is concluded.

On April 4, 2014, DWM Petroleum gained control of TF Petroleum AG, which resulted in an increase in restricted cash and a decrease in transaction prepayment of CHF 100,000 (approx. USD 111,656). No further amendments are required to the line item “Transaction prepayment”, as the transfer of the participation certificates in Energy Partners Austria to TF Petroleum AG has not taken place as of June 30, 2014 as the notary act has yet to be finalized. The transaction is also included in the supplement schedule of non-cash operating, investing and financing activities of the consolidated cash flow statement.

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

Until recently, our interest in the Somon Oil project was fully carried by Santos International Ventures Pty Ltd pursuant to a 2007 Option Agreement but, on December 21, 2012, Santos International informed us that it had decided not to pursue its option. Santos International continued to fund Somon Oil’s operations through January, 2013. During 2013 Santos transferred all data to DWM Petroleum and Somon Oil. Reprocessing and reinterpretation resulted in a new sequence of drilling candidates. Based on its review of the data, Somon Oil continues to be confident in the project’s high exploration potential and we are actively working on establishing a new consortium. The anticipated farm-in agreement, foresees that DWM is fully carried and there are no liquidated damages in case of failure. On January 16, 2014, Somon Oil entered into a contract with JSC Sugdnaftugaz for the construction of the drilling location and the access road for the Kayrakkum B exploration well. JSC Sugdnaftugaz, based in Neftebad, Tajikistan, is a reputable oil field contractor with over 50 years of experience in these operations in the area. The work at the Kayrakkum B well site was completed without incident in June 2014. On March 20, 2014 Somon Oil entered into a purchase agreement for the wellhead and the first two casing sections for Kayrakkum B, with DONGYING QIHAI PETROLEUM ENGINEERING CO., LTD, based in the PR of China. After the manufacturing, all materials will be delivered to Mahram Base for storage, close to the Kayrakkum B location. On June 24th and 26th, both casing sections were delivered and unloaded at Mahram Base. The ordered wellhead sections were completed in June and will arrive in July at Mahram Base.

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

Gobi Energy had originally focused on six sub-basins in Mongolia; after drilling in the Ger Chuluu sub basin and conducting additional studies, Gobi Energy is now focusing on two sub basins, East and West Sainshand. In order to enlarge the area to define more prospects to drill the outstanding commitments, Gobi Energy signed a moratorium with the government of Mongolia for the duration of one year ending in May 2014. During this period Gobi Energy expected the government to award us with relinquished areas from adjacent blocks. The government of Mongolia has not taken a decision on Gobi Energy's application to expand its exploration acreage before the end of the moratorium. Consequently, Gobi Energy has applied for an extension of the moratorium for one additional year

Kyrgyzstan

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There were no new developments in this Chilean lawsuit in the three months ended June 30, 2014.

       Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes for the three month period ended June 30, 2014 from the risk factors disclosed in the 2013 Annual Report on Form 10-K.

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of equity securities by the issuer and affiliated purchasers

					Maximum number of
	Total number	Average Price	Total number of shares	Share	shares that may yet be
	of shares	paid per Share	purchased as part of publicly	repurchase	purchased under the
Period	purchased	(USD)	announced plans of programs	amount (USD)	plans programs
05.20.2014 - 05.30.2014	990'000	0.078	990'000	77,002	7'306'614
06.02.2014 - 06.26.2014	350'000	0.073	350'000	25,389	6'956'614
Total	1'340'000	0.075	1'340'000	102,391	6'956'614

a)	Date of program announcement: May 13, 2014
b)	Amount of shares approved: 8,296,614
c)	Expiration date of program: May 18, 2015

The Company repurchased shares of its common stock in the open market, which were booked as treasury shares upon repurchase.

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

Number	Description
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

Date: August 11, 2014

By
/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: August 11, 2014