Form 10-Q
period 2014-09-30
MNP Petroleum Corp
filed 2014-11-19
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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
166,987,792 shares of common stock as of November 19, 2014.

PART I. —FINANCIAL INFORMATION

Item 1. Financial Statements.

MNP PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	09.30.2014	12.31.2013
	USD	USD
ASSETS
Cash and cash equivalents	5,054,630	3,063,947
Restricted cash	210,959	46,738
Accounts receivable	17,723	32,508
Investment in associate (Petromanas)	1,577,276	7,478,799
Other prepaid expenses	395,545	302,713
Total current assets	7,256,133	10,924,705

Tangible fixed assets	109,812	132,374
Oil and gas properties (unproved)	947,458	772,855
Transaction prepayment	10,000,000	10,111,656
Total non-current assets	11,057,270	11,016,885

TOTAL ASSETS	18,313,403	21,941,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	819,141	447,736
Accrued expenses exploration costs	-	312,000
Other accrued expenses	93,445	332,835
Total current liabilities	912,586	1,092,571

Pension liabilities	142,271	142,271
Total non-current liabilities	142,271	142,271

TOTAL LIABILITIES	1,054,857	1,234,842

Common Stock (600,000,000 shares authorized as of September 30, 2014, USD 0.001 par value, 166,987,792 and 172,592,292 shares, respectively, issued and outstanding)	172,592	172,592
Additional paid-in capital	78,593,604	78,527,990
Treasury stock	(452,403)	-
Accumulated deficit	(61,106,248)	(58,044,835)
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY	17,258,546	20,706,748
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	18,313,403	21,941,590

MNP PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

	For the three months ended		For the nine months ended
	09.30.2014	09.30.2013	09.30.2014	09.30.2013
	USD	USD	USD	USD
OPERATING REVENUES
Revenues	-	-	-	-
Total revenues	-	-	-	-

OPERATING EXPENSES
Personnel costs	(403,644)	(448,736)	(1,180,666)	(1,752,471)
Exploration costs	(516,405)	(468,191)	(1,178,469)	(1,002,946)
Depreciation	(12,487)	(23,655)	(36,757)	(40,385)
Consulting fees	(363,052)	(446,174)	(1,132,519)	(1,442,126)
Administrative costs	(315,092)	(280,780)	(1,048,395)	(1,008,877)
Total operating expenses	(1,610,680)	(1,667,536)	(4,576,806)	(5,246,805)

NON-OPERATING INCOME / (EXPENSE)
Exchange differences	(144,126)	(52,786)	(189,384)	(88,509)
Change in fair value of investment in associate	(971,744)	3,116,895	1,714,684	(4,370,840)
Interest income	-	5	-	703
Interest expense	(197)	(391)	(350)	(246)
Total non-operating expenses	(1,116,067)	3,063,723	1,524,950	(4,458,892)

Income/(Loss) before taxes and equity in net loss of associate	(2,726,747)	1,396,187	(3,051,856)	(9,705,697)

Income taxes	(4,468)	(7)	(9,557)	(233)
Net income/(loss)	(2,731,215)	1,396,180	(3,061,413)	(9,705,929)

Net comprehensive income/(loss)	(2,731,215)	1,396,180	(3,061,413)	(9,705,929)

Weighted average number of outstanding shares (basic)	169,440,183	172,592,292	171,371,039	172,592,292
Weighted average number of outstanding shares (diluted)	169,440,183	172,592,292	171,371,039	172,592,292

Basic earnings/(loss) per share	(0.02)	(0.01)	(0.02)	(0.06)
Diluted earnings/(loss) per share	(0.02)	(0.01)	(0.02)	(0.06)

MNP PETROLEUM CORPORATION

CONSOLIDATED CASH FLOW STATEMENT - UNAUDITED

	For the nine months ended
	09.30.2014	09.30.2013
	USD	USD
OPERATING ACTIVITIES
Net income/(loss)	(3,061,413)	(9,705,929)

To reconcile net income/(loss) to net cash used in operating activities
Change in fair value of investment in associate	(1,714,684)	4,370,840
Depreciation	36,757	40,385
Impairment of associate	-	238,304
Exchange differences	189,384	88,509
Stock-based compensation	65,614	701,550
Decrease / (increase) in receivables and prepaid expenses	(78,047)	163,478
(Decrease) / increase in accounts payables	371,405	1,545,626
(Decrease) / increase in accrued expenses	(239,390)	9,220
Cash flow (used in) / from operating activities	(4,430,374)	(2,548,017)

INVESTING ACTIVITIES
Capitalized exploration expenditure	(486,603)	-
Purchase of tangible fixed assets and computer software	(14,195)	(6,099)
Proceeds from sale of investment	7,570,842	-
Decrease / (increase) restricted cash	(52,565)	3,255
Cash flow (used in) / from investing activities	7,017,479	(2,844)

FINANCING ACTIVITIES
Repurchase of shares	(452,403)	-
Increase in short-term loan	-	8,112
(Decrease) / increase in refundable deposits	-	(130,354)
Cash flow (used in) / from financing activities	(452,403)	(122,242)

Net change in cash and cash equivalents	2,134,702	(2,673,103)

Cash and cash equivalents at the beginning of the period	3,063,947	2,842,495
Currency translation effect on cash and cash equivalents	(144,019)	(128,894)
Cash and cash equivalents at the end of the period	5,054,630	40,498

Supplement schedule of non-cash investing and financing activities:
Offset of impairment of oil and gas properties and renegotiation of accrued expenses	312,000	-
Transfer from transaction prepayment to restricted cash due to acquisition of TF Petroleum AG	111,656	-

MNP PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT) - UNAUDITED

SHAREHOLDERS' EQUITY/(DEFICIT)	Number of shares	Share capital	Additional paid-in capital	Treasury stock	Deficit accumulated during the development stage	Accumulated Other Comprehensive income/(loss)	Total share- holders' equity/(deficit)

Balance January 1, 2014	172,592,292	172,592	78,527,990	-	(58,044,835)	51,001	20,706,748
Stock-based compensation	-	-	65,614	-	-	-	65,614
Treasury stock	-	-	-	(452,403)	-	-	(452,403)
Net loss for the year	-	-	-	-	(3,061,413)	-	(3,061,413)
Balance September 30, 2014	172,592,292	172,592	78,593,604	(452,403)	(61,106,248)	51,001	17,258,546

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

The Company is in the business of exploring for oil and gas, primarily in Central and East Asia. If we discover sufficient reserves of oil or gas, we intend to exploit them. The Company has not commenced planned principal operations and therefore has not realized any revenues to date. We carry out our operations both directly and through participation in ventures with other oil and gas companies. We are actively involved in exploration projects in Tajikistan and Mongolia. In addition we have agreed to purchase a producing oilfield in Tajikistan, though this acquisition remains subject to closing conditions and regulatory approvals. As we currently depend upon funding from various sources to continue operations and to implement our growth strategy, the Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s licenses.

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

2. GOING CONCERN

The condensed consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. Our cash balance as of September 30, 2009 was USD 5,265,589, of which USD 210,959 has been restricted leaving a balance of USD 5,054,630. Additionally, the Group has 8,000,000 shares in PMI valuing the investment at CDN$680,000 (USD 575,583).

These matters raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our expected monthly burn rate of USD 581,167 on basic operational activities and including the USD 2,000,000 payment to Kavsar, we estimate that we have sufficient working capital to fund operations for ten months.

In order to continue to fund operations for the next twelve months and implement the geological work program for our projects in Central Asia as well as to finance continuing operations, the Group will require further funds. We expect these funds will be raised through additional equity and/or debt financing through the expected Stichting VB Vagobel transaction disclosed to the market on September 9, 2014. If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments. If the Company is unable to obtain such funding, or complete farming-out projects, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition.

3. ACCOUNTING POLICIES

The accompanying financial data as of September 30, 2014 and December 31, 2013 and for the three and nine month periods ended September 30, 2014 and 2013, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2014 and December 31, 2013, results of operations for the three and nine month periods ended September 30, 2014 and 2013, cash flows for the nine month period ended September 30, 2014 and 2013 and statement of shareholders’ equity (deficit) for the period from January 1, 2014 to September 30, 2014, as applicable, have been made. The result of operations for the three and nine month periods ended September 30, 2014 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

This ASU has been early adopted by the Company as of July 1, 2014 and therefore for the current period ended September 30, 2014 as such early adoption is permitted for all financial statements that have not been issued or made available for issuance. This ASU had an impact on the Company’s consolidated financial statements, as the corresponding inception to date information, labeling financial statements as those of a development stage entity, etc. will no longer be provided.

5. 1CASH AND CASH EQUIVALENTS

	USD (held in USD)	USD (held in EUR)	USD (held in CHF)	USD (held in other currencies)	USD Total Sept 30, 2014	USD Total Dec 31, 2013

Cash and cash equivalents	3,486,582	3,054	1,549,316	15,678	5,054,630	3,063,947

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

DWM Petroleum has already advanced an aggregate of USD 10,111,656 as a deposit on account of the purchase price. If the seller satisfied certain conditions by March 31, 2013, ("conditions for the next advance") DWM Petroleum would have been required to make an additional advance payment of USD 7,000,000 to Kavsar. DWM Petroleum would have been required to pay the remaining balance of the purchase price to the seller on the closing date being September 27, 2013.

If the transaction was not completed because the seller did not satisfy the conditions to the next advance, the seller must refund to DWM Petroleum the USD 10,111,656 deposit, subject to payment by DWM Petroleum of a termination fee in the amount of USD 2,000,000 intended to compensate the seller for expenses it has incurred in connection with the transaction. The conditions for the next advance were originally required to be fulfilled on or before March 31, 2013. Effective December 31, 2012, this date was extended to May 30, 2013 pursuant to Amendment 1 to the Share Purchase Agreement. Effective April 30, 2013, this date was further extended to June 30, 2013 pursuant to Amendment 3 to the Share Purchase Agreement. Effective June 27, 2013, seller has fulfilled all conditions for the next payment. Effective June 27, 2013 pursuant to Amendment 4, the date for next advance payment is ninety days of the date the seller has satisfied the requisite conditions.

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

DWM did not make the next advance payment by September 27, 2013. Accordingly pursuant to the SPA effective September 27, 2013, DWM has opted to take a 65% interest in the company that owns the majority of shares in the Tajik operating company holding the oilfield assets subject to the conditions that the target company is debt free as well as government approval. After the closing of the transaction pursuant to the SPA, DWM has agreed to compensate the seller for its expenses capped at USD 2,000,000.

On March 31, 2014 DWM Petroleum and Kavsar signed a Supplement Agreement, which is effective September 27, 2013, to the Share Purchase Agreement. The Supplement Agreement outlines pursuant to Article 3.4.2 of the Share Purchase Agreement that DWM Petroleum is entitled to receive from Kavsar 65% of the participation certificates in Energy Partners Austria, the beneficial owner of 57.42% shares in Petroleum Sugd, a joint venture with limited liability incorporated under the laws of Tajikistan and operator of the oil fields in Tajikistan, subject to the payment of USD 2,000,000 by DWM Petroleum. The 65% participation certificates will be transferred to TF Petroleum AG upon closing. Furthermore, the Supplement Agreement outlines that Kavsar shall transfer all shares of TF Petroleum AG, a company incorporated under the Laws of Switzerland for the purpose of this transaction to DWM Petroleum, for a consideration of CHF 100,000 (approx. USD 111,656). DWM Petroleum will then be eligible to future profits and dividends from Energy Partners Austria from January 1, 2014 onwards. The closing of the transaction is subject to the capital restructuring requirement of Energy Partners Austria by Kavsar, the notary act and regulatory approval. After the finalization of the Supplement Agreement the Share Purchase Agreement is concluded.

On April 4, 2014, DWM Petroleum gained control of TF Petroleum AG, which resulted in an increase in restricted cash and a decrease in transaction prepayment of CHF 100,000 (approx. USD 111,656). No further amendments are required to the line item “Transaction prepayment”, as the transfer of the participation certificates in Energy Partners Austria to TF Petroleum AG has not taken place as of September 30, 2014 as the notary act has yet to be finalized. The transaction is also included in the supplement schedule of non-cash operating, investing and financing activities of the consolidated cash flow statement.

7. TANGIBLE FIXED ASSETS

2014 (in USD)	Office equipment & furniture	Vehicles	Leasehold improvements	Computer software	Total
Cost at Dec 31, 2013	157,717	140,366	47,375	35,697	381,155
Additions	6,262	-	7,252	680	14,194
Disposals	-	-	-	-	-
Cost at Sept 30, 2014	163,979	140,366	54,627	36,377	395,349
Accumulated depreciation at Dec 31, 2013	(124,364)	(55,567)	(47,375)	(21,474)	(248,780)
Depreciation	(8,709)	(14,438)	(728)	(12,882)	(36,757)
Disposals	-	-	-	-	-
Accumulated depreciation at Sept 30, 2014	(133,073)	(70,005)	(48,103)	(34,356)	(285,537)
Net book value at Dec 31, 2013	33,353	84,799	-	14,223	132,374
Net book value at Sept 30, 2014	30,906	70,361	6,524	2,021	109,812

Depreciation expense for the nine month period ended September 30, 2014 and 2013 was USD 36,757 and USD 40,385 respectively. Depreciation for the three month period ended September 30, 2014 and 2013 was USD 12,488 and USD 23,655 respectively.

8. OIL AND GAS PROPERTIES

Capitalized exploration costs	Sept 30, 2014	Dec 31, 2013
Unproved, not subject to depletion	947,458	772,855
Proved subject to depletion	-	-
Accumulated depletion	-	-
Total capitalized exploration costs	947,458	772,855

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

Additionally, as of September 30, 2014 the Company has capitalized USD 486,603 relating to the well site preparation of Kayrakkum B in the Republic of Tajikistan.

9. STOCK COMPENSATION PROGRAM

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

9.1. Stock Option Grants

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

On July 7, 2014, the Company granted 300,000 stock options to a certain employee. Subject to vesting, each stock option is exercisable at a price of USD 0.06 per share for a period of ten years and vesting over two years in quarterly installments.

On August 20, 2014, the Company granted 750,000 stock options to Streicher Capital LLC. 250,000 of these stock options are exercisable at a price of USD 0.076 per share, 250,000 are exercisable at a price of USD 0.084 per share, and 250,000 are exercisable at a price of USD 0.09 per share. Subject to vesting, each stock option is exercisable for a period of five years, vesting over a period of less than one year on specific dates agreed by both parties. Streicher Capital LLC provides marketing and investment relations consulting services to MNP Petroleum Corp. and its affiliates.

During the nine month period ended September 30, 2014 the Company granted 1,050,000 options. During the same period in 2013, the Company granted 3,500,000 options.

The following table shows the Company's outstanding and exercisable stock options as of September 30, 2014:

Outstanding Options 2014	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding at December 31, 2013	12,100,000	USD 0.25	7.07
Granted	1,050,000	USD 0.08	6.10
Exercised	-	-	-
Forfeited, canceled or expired	(750,000)	USD 0.30	3.98
Outstanding at Sept 30, 2014	12,400,000	USD 0.24	6.49
Exercisable at Sept 30, 2014	10,912,500	USD 0.26	6.57

The following table depicts the Company’s non-vested options as of September 30, 2014 and changes during the period:

Non-vested options	Shares under option	Weighted-average grant date fair value
Non-vested at December 31, 2013	1,468,750	USD 0.06
Non-vested granted	1,050,000	USD 0.06
Vested	(1,031,250)	USD 0.05
Non-vested, forfeited or canceled	-	-
Non-vested at Sept 30, 2014	1,487,500	USD 0.06

As of September 30, 2014, the expected total of unrecognized compensation costs related to unvested stock-option grants was USD 68,173. The Company expects to recognize this amount over a weighted average period of 0.90 years.

9.2. Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

Stock based compensation	Three month period ended		Nine month period ended
expenses	Sept 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013
Option grants	23,319	201,976	65,613	701,550
Total	23,319	201,976	65,613	701,550
Recorded under “Personnel”	10,454	193,207	27,204	695,915
Recorded under “Consulting fees”	12,865	8,769	38,409	5,635

10. WARRANTS

Warrant activity

The following table summarizes the Company’s warrant activity for the nine month period ended September 30, 2014:

Warrants 2014	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2013	44,450,500	USD 0.70
Granted	-	-
Exercised	-	-
Forfeit or expired	44,450,500	USD 0.70
Outstanding at Sept 30, 2014	-	-

11. SHAREHOLDERS’ EQUITY

Share repurchase program

On May 13, 2014, MNP Petroleum Corp. announced that, subject to regulatory approval, it intends to repurchase up to 8,296,614 of its common shares, or up to five percent of the 172,592,292 common shares that are currently issued, in a normal course issuer bid to be conducted by Jennings Capital Inc. All purchases of common shares under the bid will be effected on the TSX Venture Exchange or the OTCQB in the United States (or such other stock exchange or quotation system upon which the company’s shares may then be listed or quoted) and, in any event, in accordance with the rules and policies of the TSX Venture Exchange and applicable securities laws. The shares are being purchased because MNP believes that its common shares currently trade in a price range that does not adequately reflect their underlying value, based on its business prospects, assets and financial position. The Company repurchased shares of its common stock in the open market, which were booked as treasury shares upon repurchase. Under the normal course issuer bid, MNP will not repurchase any securities when it is in possession of undisclosed material information or during any ‘blackout’ periods imposed by its Insider Trading Policy. The program will expire May 18, 2015.

During the nine month period ended September 30, 2014, the Company repurchased 5,604,500 shares of common stock for a total of USD 452,403.

12. INVESTMENT IN PETROMANAS

On December 31, 2013, DWM Petroleum owned and controlled 50,000,000 common shares of Petromanas Energy Inc. (“Petromanas”) and it had the right to acquire a further 38,750,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions. No proceeds were allocated to these performance shares as they are only issuable upon achievement of certain conditions and the likelihood of the contingent event is not reasonably determined. The 50,000,000 common shares represent approximately 7.2% of the issued and outstanding common shares of Petromanas.

The fair value of the investment in Petromanas has been classified as Level 1 as the shares are freely tradable and no additional discount rate is being used for the current calculation of the investment.

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

As of September 30, 2014, DWM Petroleum holds 8,000,000 shares in Petromanas, representing 1.2% of the outstanding shares. Additionally, it has the right to acquire a further 38,750,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions.

The quoted market price for one common share of Petromanas on September 30, 2014 was CAD 0.22 (USD 0.20).

13. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of MNP Petroleum Corporation and the entities listed in the following table:

Company	Country	Equity share Sept 30, 2014	Equity share Dec 31, 2013
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Calgary (3)	Canada	1.2%	7.2%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	25%	25%
CJSC Somon Oil Company, Dushanbe (5)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (8)	Mongolia	74%	74%
Gobi Energy Partners GmbH (9)	Switzerland	74%	74%
TF Petroleum AG (10)	Switzerland	100%	-

(1)	Included Branch in Albania that was sold in February 2010.
(2)	Founded in 2007.
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated.
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

The Group has never recorded its share of the losses.

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

South Petroleum Company has been formally liquidated as of October 24, 2014.

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

     -      Related parties

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

Related parties’ transactions	Three months ended		Nine months ended
	Sept 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013
Affiliates
Management services performed to Petromanas*	-	(2,542)	(278)	(14,734)
Board of directors
Payments to directors for office rent	6,532	6,355	19,995	18,919
Payments to related companies controlled by directors for rendered consulting services	72,020	90,079	220,452	282,179

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

As of September 30, 2014, there had been no legal actions against any member of the Group in the Kyrgyz Republic, Republic of Tajikistan and Mongolia.

Management believes that the members of the Group are in substantial compliance with the tax laws affecting their respective operations in the Kyrgyz Republic, Republic of Tajikistan and Mongolia. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

15. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

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

	Three months ended		Nine months ended
Pension expense	Sept 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013
Net service cost	12,318	10,164	24,636	30,491
Interest cost	16,213	4,802	32,426	14,405
Expected return on assets	(13,250)	(3,853)	(26,501)	(11,558)
Amortization of loss	17,437	4,931	34,874	14,794
Net periodic pension cost	32,717	16,044	65,435	48,132

During the nine month period ended September 30, 2014 and 2013, the Company made cash contributions of USD 121,407 and USD 91,343, respectively, to its defined benefit pension plan. The Company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2014.

16. FAIR VALUE MEASUREMENT

16.1. Fair Value Measurements

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

Financial assets and liabilities carried at fair value as of September 30, 2014:

Financial assets 2014 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	1,577,276	-	-
Total	1,577,276	-	-

Financial assets and liabilities carried at fair value as of December 31, 2013:

Financial assets 2013 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	7,478,799	-	-
Total	7,478,799	-	-

16.2. Fair Value of Financial Instruments

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
  Investment in Petromanas –the fair value was calculated based on quoted market prices.
  Accounts Payable – carrying amount approximated fair value.

The fair value of the Company’s financial instruments is presented in the table below (in USD):

	Sept 30, 2014		Dec 31, 2013		Fair Value
	Carrying	Fair Value	Carrying	Fair Value	Levels	Reference
	Amount		Amount
Cash and cash equivalents	5,054,630	5,054,630	3,063,947	3,063,947	1	Note 4
Restricted cash	210,959	210,959	46,738	46,738	1
Transaction prepayment	10,000,000	10,000,000	10,111,656	10,111,656	1	Note 5
Accounts receivable	17,723	17,723	32,508	32,508	1
Investment in Petromanas	1,577,276	1,577,276	7,478,799	7,478,799	1	Note 11
Accounts Payable	819,141	819,141	447,736	447,736	1

17. EARNINGS PER SHARE

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three months ended		Nine months ended
	Sept 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013
Company posted	Net loss	Net income	Net loss	Net loss
Basic weighted average shares outstanding	169,440,183	172,592,292	171,371,039	172,592,292
Dilutive effect of common stock equivalents:
- stock options and non-vested stock under employee compensation plans	-	-	-	-
Diluted weighted average shares outstanding	169,440,183	172,592,292	171,371,039	172,592,292

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

Stock equivalent	Three months ended		Nine months ended
	Sept 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013
Options	12,400,000	13,100,000	12,400,000	14,100,000
Warrants	-	44,450,500	-	44,450,500
Total	12,400,000	57,550,000	12,400,000	58,550,500

18. SUBSEQUENT EVENT(S)

None.

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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately USD 381,471 (corporate USD 245,717, subsidiaries USD 135,754) for our operating costs (approximately USD 581,167 if certain capital expenditure and venture costs are included for our operating costs) excluding exploration expenses;
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

Results of Operations (the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013)

Net income/net loss

Net loss for the nine month period ended September 30, 2014 was USD 3,061,413 compared to net loss of USD 9,705,929 for the same period in 2013. This decrease of USD 6,644,516 was primarily due to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the nine month period ended September 30, 2014 decreased to USD 4,576,806 from USD 5,246,805 reported for the same period in 2013. This is a decrease of 13% in our total operating expenses, mainly attributable to a decrease of personnel costs and consulting fees.

Personnel costs

For the nine month period ended September 30, 2014, personnel costs decreased to USD 1,180,666 from USD 1,752,471 for the same period in 2013. This decrease of 33% is attributable to lower costs related to equity awards under the stock option plan.

Exploration costs

For the nine month period ended September 30, 2014, we incurred exploration costs of USD 1,178,469, of which USD 486,603 was capitalized, as compared to costs of USD 1,002,946 for the same period in 2013. This is an increase of 18% and is due to increased exploration activity at our project in Tajikistan, which has been, in part, offset by decreased exploration activity in our Mongolian project.

Consulting fees

For the nine month period ended September 30, 2014, we incurred consulting fees of USD 1,132,519 as compared to consulting fees of USD 1,442,126 for the same period in 2013. This is a decrease of 21% and is primarily attributable to a reduction in legal and regulatory related consulting fees.

For the nine month period ended September 30, 2014, we incurred expenses of USD 38,409 related to equity-based awards to non-employees, as compared to expenses of USD 5,635 related to equity-based awards to non-employees in the same period in 2013.

Administrative costs

For the nine month period ended September 30, 2014, we recorded administrative costs of USD 1,048,395 compared to USD 1,008,877 for the same period in 2013. This increase of 4% is mainly attributable to an increase in insurance and computer system costs.

Non-operating income/expense

For the nine month period ended September 30, 2014, we recorded a non-operating income of USD 1,524,950 compared to a non-operating loss of USD 4,458,892 for the same period in 2013. This increase of USD 5,983,842 and mainly attributable to a change in the value of our investment in Petromanas.

For the nine month period ended September 30, 2014, we recorded an increase in fair value of investment in associate (Petromanas) of USD 1,714,684 compared to a decrease in fair value of investment in associate (Petromanas) of USD 4,370,840 for the same period in 2013.

Results of Operations (the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013)

Net income/net loss

Net loss for the three month period ended September 30, 2014 was USD 2,731,215 compared to net income of USD 1,396,180 for the same period in 2013. This decrease of USD 4,127,395 was primarily due to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the three month period ended September 30, 2014, decreased to USD 1,610,680 from USD 1,667,536 reported for the same period in 2013. This is a decrease of 3% in our total operating expenses and is mainly due to reduction in administrative costs and consulting fees.

Personnel costs

For the three month period ended September 30, 2014, personnel costs decreased to USD 403,644 from USD 448,736 for the same period in 2013. This decrease of 10% is attributable to lower costs related to equity awards under the stock option plan.

Exploration costs

For the three month period ended September 30, 2014, we incurred exploration costs of USD 516,405 as compared to USD 468,191 for the same period in 2013. This is an increase of 10% and is due to increased exploration activity at our project in Tajikistan, which has been, in part, offset by decreased exploration activity in our Mongolian project.

Consulting fees

For the three month period ended September 30, 2014, we incurred consulting fees of USD 363,052 as compared to consulting fees of USD 446,174 for the same period in 2013. This is a decrease of 19% primarily attributable to a decrease in consulting costs related to investor relation activities.

Administrative costs

For the three month period ended September 30, 2014, we recorded administrative costs of USD 315,092 compared to USD 280,780 for the same period in 2013. This increase of 3% is mainly attributable to higher computer system costs and bank fees.

Non-operating income/expense

For the three month period ended September 30, 2014, we recorded a non-operating loss of USD 1,116,067 compared to a non-operating income of USD 3,063,723 for the same period in 2013. This is an increase of USD 4,179,790 is mainly attributable to a change in the value of our investment in Petromanas.

For the three month period ended September 30, 2014, we recorded a decrease in fair value of investment in associate (Petromanas) of USD 971,744 compared to an increase in fair value of investment in associate of USD 3,116,895 for the same period in 2013.

Liquidity and Capital Resources

Our cash balance as of September 30, 2014 was USD 5,054,630. Shareholders’ equity as of September 30, 2014 was USD 17,258,546. As of September 30, 2014, total current assets were USD 7,256,133 and total current liabilities were USD 912,586, resulting in net working capital of USD 6,343,547. Of our cash balance at September 30, 2014, USD 5,054,630 was on bank accounts of MNP Petroleum Corp. and its subsidiaries. Since our company considers foreign subsidiaries to be permanently invested, taxes will be due in the event of repatriation.

We initially owned 200,000,000 shares of Petromanas Energy. Since July 6, 2012, we sold 100,000,000 of these shares to various purchasers. After the sale of a further 4,000,000 Petromanas shares on October 25, 2013, 46,000,000 Petromanas shares on November 5, 2013 and a further 42,000,000 between February 26, 2014 and March 6, 2014 respectively, we hold 8,000,000 common shares of Petromanas.

Cash Flows (in USD)

	Nine month period ended
	Sept 30, 2014	Sept 30, 2013
Net Cash used in Operating Activities	(4,430,374)	(2,548,017)
Net Cash from Investing Activities	7,017,479	(2,844)
Net Cash used in Financing Activities	(452,403)	(122,242)
Change in Cash and Cash Equivalents during the period	2,134,702	(2,673,103)

Operating Activities

Net cash used in operating activities of USD 4,430,374 for the nine month period ended September 30, 2014 changed from net cash used of USD 2,548,017 for the same period in 2013. This increase in net cash used in operating activities of USD 1,882,357 is mainly due to a reduction in payables and accrued expenses.

Investing Activities

Net cash from investing activities of USD 7,017,479 for the nine month period ended September 30, 2014 changed from net cash used in investing activities of USD 2,844 for the same period in 2013. This increase of USD 7,020,323 in cash from in investing activities is mainly attributable proceeds from the sale of investment in associate offset by capitalized exploration expenses.

Financing Activities

Net cash used in financing activities of USD 452,403 for the nine month period ended September 30, 2014 changed from net cash used of USD 122,242 for the same period in 2013. This decrease of USD 330,161 is mainly attributable to the share repurchase program.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months (in USD):

Expenses	Amount in USD

Corporate	2,948,599	[1]
Kyrgyzstan	28,800 [1]	[1]
Mongolia	438,210	[2]
Tajikistan - Exploration	1,364,130	[3]
Tajikistan - Rehabilitation	2,074,266	[4]
Business Development	120,000
Total	6,974,005

(1)	The information presented in the table above includes the costs related to our normal operational activities only.
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

Our monthly burn rate (excluding exploration, drilling equipment and the rehabilitation payment of USD 2,000,000) amounts to approximately USD 381,471 (corporate USD 245,717, subsidiaries USD 135,754) and USD 581,167 if included. Considering our net working capital and our 8,000,000 shares in Petromanas Energy Inc., we believe that we are able to fund our planned operations for the next ten months.

These matters raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue to fund operations for the next twelve months and implement the geological work program for our projects in Central Asia as well as to finance continuing operations, the Group will require further funds. We expect these funds will be raised through additional equity and/or debt financing through the expected Stichting VB Vagobel transaction disclosed to the market on September 9, 2014. If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments. If the Company is unable to obtain such funding, or complete farming-out projects, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition.

Plan for Acquisition

On December 31, 2012, DWM Petroleum entered into a Share Purchase Agreement with Kavsar General Trading FZE (“seller”), an unrelated third party, to purchase, for USD 21,000,000 in cash, 80% of the equity interest in TF Petroleum AG, a Swiss company, which, at the time of the closing of the transaction described in the Share Purchase Agreement, would have owned Petroleum Sugd, a Tajik company which in turn would have owned 100% of the interest in certain producing oilfield assets located in Tajikistan. Energy Partners Austria GmbH, the seller’s wholly-owned subsidiary of Kavsar General Trading, currently owns the majority of the equity in Petroleum Sugd.

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

On March 31, 2014 DWM Petroleum and Kavsar signed a Supplement Agreement, which is effective September 27, 2013, to the Share Purchase Agreement. The Supplement Agreement outlines pursuant to Article 3.4.2 of the Share Purchase Agreement that DWM Petroleum is entitled to receive from Kavsar 65% of the participation certificates in Energy Partners Austria, the beneficial owner of 57.42% shares in Petroleum Sugd, a joint venture with limited liability incorporated under the laws of Tajikistan and operator of the oil fields in Tajikistan, subject to the payment of USD 2,000,000 by DWM Petroleum. The 65% participation certificates will be transferred to TF Petroleum AG upon closing. Furthermore, the Supplement Agreement outlines that Kavsar shall transfer all shares of TF Petroleum AG, a company incorporated under the Laws of Switzerland for the purpose of this transaction to DWM Petroleum, for a consideration of CHF 100,000 (approx. USD 111,656). DWM Petroleum will then be eligible to future profits and dividends from Energy Partners Austria from January 1, 2014 onwards. The closing of the transaction is subject to the capital restructuring requirement of Energy Partners Austria by Kavsar, the notary act and regulatory approval. After the finalization of the Supplement Agreement the Share Purchase Agreement is concluded.

On April 4, 2014, DWM Petroleum gained control of TF Petroleum AG, which resulted in an increase in restricted cash and a decrease in transaction prepayment of CHF 100,000 (approx. USD 111,656). No further amendments are required to the line item “Transaction prepayment”, as the transfer of the participation certificates in Energy Partners Austria to TF Petroleum AG has not taken place as of September 30, 2014 as the notary act has yet to be finalized. The transaction is also included in the supplement schedule of non-cash operating, investing and financing activities of the consolidated cash flow statement.

Tajikistan

The Production Sharing Contract for the Western and Northwestern Licenses was ratified in May 2012. Before the ratification, the company acquired 1,310 Km of onshore and offshore 2D seismic. It included regional as well as prospect related 2D seismic. The survey was very complex due to the different landscapes which had to be covered. It consisted of vibro-seismic, dynamite seismic and offshore seismic on Lake Kayrakkum.

Our interest in the Somon Oil project was fully carried by Santos International Ventures Pty Ltd pursuant to a 2007 Option Agreement but, on December 21, 2012, Santos International informed us that it had decided not to pursue its option. Santos International continued to fund Somon Oil’s operations through January, 2013. During 2013 Santos transferred all data to DWM Petroleum and Somon Oil. Reprocessing and reinterpretation resulted in a new sequence of drilling candidates. Based on its review of the data, Somon Oil continues to be confident in the project’s high exploration potential and we are actively working on establishing a new consortium. The anticipated farm-in agreement, foresees that DWM is fully carried and there are no liquidated damages in case of failure. On January 16, 2014, Somon Oil entered into a contract with JSC Sugdnaftugaz for the construction of the drilling location and the access road for the Kayrakkum B exploration well. JSC Sugdnaftugaz, based in Neftebad, Tajikistan, is a reputable oil field contractor with over 50 years of experience in these operations in the area. The work at the Kayrakkum B well site was completed without incident in June 2014. On March 20, 2014, Somon Oil entered into a purchase agreement for the wellhead and the first two casing sections for Kayrakkum B, with Dongying Qihai Petroleum Engineering Co., Ltd, based in the PR of China. After the manufacturing, all materials will be delivered to Mahram Base for storage, close to the Kayrakkum B location. On June 24 and 26, both casing sections were delivered and unloaded at Mahram Base. The ordered wellhead sections were completed in June and arrived in July at Mahram Base. All further orders regarding Kayrakkum B have been suspended until the Western License, which expired on July 25, 2014, is renewed based on the submitted application for the extension of the license.

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

Gobi Energy had originally focused on six sub-basins in Mongolia; after drilling in the Ger Chuluu sub basin and conducting additional studies, Gobi Energy is now focusing on two sub basins, East and West Sainshand. In order to enlarge the area to define more prospects to drill the outstanding commitments, Gobi Energy signed a moratorium with the government of Mongolia for the duration of one year ending in May 2014. During this period Gobi Energy expected the government to be awarded with relinquished areas from adjacent blocks. The government of Mongolia has not taken a decision on Gobi Energy's application to expand its exploration acreage before the end of the moratorium. Consequently, Gobi Energy has applied for an extension of the moratorium for one additional year.

Kyrgyzstan

Our wholly-owned subsidiary, DWM Petroleum AG, owned 25% of the issued shares of South Petroleum Company, a Kyrgyz company incorporated in 2004. Through its wholly-owned subsidiary, Santos International Holding Pty Ltd., Santos Limited owned 70% of South Petroleum Company and a Kyrgyz government entity, Kyrgyzneftegaz, owned the remaining five percent. Santos International Holding Pty Ltd. and DWM Petroleum AG are parties to a farm-in agreement dated October 4, 2006, as amended, and a majority shareholder agreement dated November 13, 2006.

South Petroleum Company originally owned five exploration licenses covering a total area of approximately 569,578 acres (or 2,305 km2). Due to political uncertainty in the country Santos and DWM decided to exit Kyrgyzstan. In July 2013, the board of directors took the decision to exit Kyrgyzstan. Since then all of the licenses have expired and Santos is in the process of winding up South Petroleum at its expense. There will be no liquidated damages as a result of exiting the venture. We wrote off our investment in associate of USD 238,304 during 2013 and South Petroleum Company has been formally liquidated as of October 24, 2014.

Investments in associate (1.2% equity investment in Petromanas Energy Inc.)

After the sale of an additional 42,000,000 Petromanas shares between February 26, 2014 and March 6, 2014, DWM Petroleum owns approximately 1.2% of the issued common shares of Petromanas Energy Inc. (TSXV: PMI).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

There were no new developments in this Chilean lawsuit in the three months ended September 30, 2014.

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes for the three month period ended September 30, 2014 from the risk factors disclosed in the 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Effective as of July 7, 2014, we granted 300,000 stock options to a certain employee. Subject to vesting, each stock option is exercisable at a price of USD 0.06 per share for a period of ten years and vesting over two years in quarterly installments. We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchase of equity securities by the issuer and affiliated purchasers

Period	Total number of shares purchased	Average Price paid per Share (USD)	Total number of shares purchased as part of publicly announced plans of programs	Share repurchase amount (USD)*	Maximum number of shares that may yet be purchased under the plans programs
07.03.2014 - 07.11.2014	390,000	0.067	390,000	26,311	6,566,614
08.13.2014 - 08.21.2014	2,790,000	0.066	2,790,000	183,431	3,776,614
09.10.2014 - 09.29.2014	1,084,500	0.123	1,084,500	133,628	2,692,114

Total	4,264,500	0.093	4,264,500	343,370	2,692,114
* Calculated using average price paid per share.

a)	Date of program announcement: May 13, 2014
b)	Amount of shares approved: 8,296,614
c)	Expiration date of program: May 18, 2015

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

3.3	Certificate of Amendment to Articles of Incorporation filed on April 22, 2013 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on May 20, 2013)

Number	Description
3.4	Certificate of Amendment dated effective January 20, 2014 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 14, 2014)
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on November 1, 2011)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Warrant Indenture dated May 6, 2011 with Equity Financial Trust Company (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Farm-In Agreement, dated October 4, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
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

10.12	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.13	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.14	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.15	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.16	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.17	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.18	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)
10.19	Form of Lock-Up Agreement with Raymond James Ltd. and executive officers and directors (incorporated by reference to an exhibit to our Registration Statement on Form S-1/A filed on April 28, 2011)

Number	Description
10.20	Escrow Agreement dated May 3, 2011 with Equity Financial Trust Company and our officers and directors (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
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

Date: November 19, 2014

By
/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: November 19, 2014