Form 10-K
period 2014-12-31
MNP Petroleum Corp
filed 2015-03-31
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $8,456,628, based on the closing price (last sale of the day) for the registrant’s common stock on the OTCQB on June 30, 2014 of $0.0627 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2015, there were 166,112,792 shares of the registrant’s common stock issued and outstanding.

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
  our plans to rehabilitate a producing asset in Tajikistan;
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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately USD 382,596 (corporate USD 249,666, ventures USD 132,929) for our operating costs excluding exploration and redevelopment expenses;
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
  assessments of the acquisitions;
  geological, technical, drilling and processing problems; and
  other factors discussed under the section entitled “Risk Factors” beginning on page 14 of this annual report.

These risks, as well as risks that we cannot currently anticipate, could cause our company’s or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform them to actual results.

As used in this annual report, the terms “we”, “us”, and “our” refer to MNP Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, DWM Energy AG (formerly Manas Petroleum AG), a Swiss company, Manas Management Services Ltd., a Bahamian company, and TF Petroleum AG, a Swiss company, and its partially owned subsidiaries CJSC Somon Oil Company, a Tajikistan company, Gobi Energy Partners GmbH, a Swiss company, and Gobi Energy Partners LLC, a Mongolian company, its 65% interest in Energy Partners Austria GmbH, an Austria registered company and its 57.42% equity interest in Petroleum Sugd, a Tajik company, held by Energy Partners Austria GmbH, as the context may require.

Organizational Structure

The following chart reflects our current organizational structure:

Our Current Business

We are in the business of exploring for and producing oil and gas, primarily in Central and East Asia. If we discover sufficient reserves of oil or gas, we intend to exploit them. Although we are currently focused on projects located in Asia, we remain open to attractive opportunities in other parts of the world.

We operate exploration projects in Mongolia and Tajikistan. In addition the company recently completed the purchase of an interest in a producing oilfield in Tajikistan.

Our executive offices are located in Switzerland.

Through DWM Petroleum, we own:

  74% of Gobi Energy Partners GmbH, a Swiss company that holds two oil and gas production sharing contracts covering exploration acreage located in Mongolia, which is described in detail on page 6, under the heading “Mongolia”.

  90% of CJSC Somon Oil Company, a closed joint stock company registered in Tajikistan. Somon Oil Company holds two licenses under one oil and gas production sharing agreement in Tajikistan. This project is described in detail on page 9, under the heading “Tajikistan – CJSC Somon Oil Company”.

  a 65% interest in Energy Partners Austria GmbH, an Austria registered company. Energy Partners Austria holds 57.42% of the equity interest in the Tajik company, Petroleum Sugd. Petroleum Sugd owns ten producing oil fields. The acquisition of the 65% interest in Energy Partners Austria is described in detail on page 11, under the heading “Tajikistan – Petroleum Sugd”.

Overview of Our Projects

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

On April 21, 2009, DWM Petroleum AG entered into production sharing contracts for these two blocks with the Mongolian government. These production sharing contracts provide for a five-year exploration period (with a two year extension) that began on May 21, 2009, and a twenty-year exploitation period (with two five year extensions allowed). On May 31, 2011, these two production sharing contracts were assigned to Gobi Energy Partners GmbH as part of a restructuring. Block XIII, also known as Tsagaan-Els, originally contained 11,590 km2 (2,863,951 acres) and Block XIV, also known as Zuunbayan, originally contained 8,731 km2 (2,157,477 acres). In April 2012, Gobi Energy Partners GmbH relinquished 8,734 km2 leaving 6,930 km2 in Block XIII and 4,657 km2 in Block XIV. In April 2013, Gobi Energy Partners GmbH relinquished 8,566 km2, leaving 1,030 km2 in Block XIII and 1,911 km2 in Block XIV. In 2014 Gobi Energy Partners GmbH did not relinquish any further areas. These production sharing contracts were the subject of a Moratorium that expired in May 2014, which extended the contract period by one year until May 21, 2015. We have applied for an additional extension of the Moratorium to give us until May 21, 2016 but this additional extension has not yet been granted. We originally asked for the Moratorium and the extension because we were unable to identify economic prospects on which to expend our outstanding commitments.

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

The financial and work commitment of each production sharing contract for Blocks XIII and XIV is as follows (excluding PSC fees):

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

* Estimated

Up to this date, there are no known reserves on either block.

Expenditures and Commitments

The following table sets forth the approximate expenditures actually incurred by us pursuant to each production sharing contract for Blocks XIII and XIV during the periods indicated (in USD):

Production Sharing Contract	2008	2009	2010	2011	2012[2]	2013[3]	2014[3]
Block XIII[1]	179,573	276,377	738,052	1,992,203	4,836,094	Nil	Nil
Block XIV[1]	179,573	276,377	847,242	2,336,397	1,511,429	Nil	Nil
[1] Actual figures, reported based on calendar year

2 Subject to audit by local authorities
3 Moratorium ended May 2014. We request an extension to the moratorium until May 2015; approval pending.

The following table sets forth the approximate financial commitment amounts to be incurred by us pursuant to each production sharing contract for Blocks XIII and XIV during the periods indicated (in USD):

Production Sharing Contract	2013*	2014*
Block XIII	6,900,000	6,900,000
Block XIV	6,900,000	6,900,000
* Financial commitment for the fifth contract year (starting May 21 of each year) of the production sharing contract

Operating Activities

Early in 2012, Gobi Energy Partners LLC focused on the integration and interpretation of seismic data acquired in 2011. From April to May 2012, it conducted a passive seismic campaign using low-frequency spectroscopy to support the seismic. From June to August 2012, Gobi Energy also conducted a 2D seismic acquisition (vibroseis) program covering 335 kilometers over both blocks.

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

Gobi Energy had originally focused on six sub-basins in Mongolia; after drilling in the Ger Chuluu sub basin and conducting additional studies, Gobi Energy focused on two sub basins, East and West Sainshand. In order to enlarge the area to define more prospects to drill the outstanding commitments, Gobi Energy signed a moratorium with the government of Mongolia for the duration of one year ending in May 2014. Gobi Energy applied for an extension of the moratorium until the end of May 2015. The approval is still pending. During this period Gobi Energy expects the government to award us with relinquished areas from adjacent blocks.

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

The locations of these licenses are shown on the map below:

Santos International Ventures Pty Ltd funded all expenditures of Somon Oil, and had an option to enter into a farm in agreement in respect of these licenses, but decided on December 21, 2012 not to pursue this option. Santos continued to fund current capital expenditures, as well as certain general and administrative costs of Somon Oil until January 2013. We remain confident that the project has exploration potential and we are actively working to form a new consortium. Commitments were transferred from 2012/2013 to 2013/2014 and Somon Oil plans to complete them once a new consortium is formed and funded.

Expenditures and Commitments

The following table sets forth the approximate expenditures incurred by Somon Oil, pursuant to the licenses during the periods indicated (in USD):

License	2007	2008	2009	2010	2011	2012	2013	2014
West	625,261	465,818	Nil	1,830,159	519,962	1,814,367	705,626	1,143,288
North-West	Nil	Nil	Nil	1,747,517	4,333,961l	5,315,649	597,569	81,112

The following table sets forth the approximate commitments pursuant to the licenses during the periods indicated (in USD):

License Area	2013*	2014*	2015*	2016*
West[1]	4,500,000	2,500,000	to be agreed	to be agreed
North-West[2]	8,680,000	8,700,000	3,600,000	4,600,000
*Commitments are based on calendar year. Amounts indicative, work plan prevails
[1] Granted on July 25, 2007, extension after July 25, 2014 and the related commitments to be agreed [2] License granted on July 28, 2009

The West License

The West license is located in the Fergana Basin and contains approximately 303,198 acres (approximately 1,227 km2). Although this license expired on July 25, 2014, Somon Oil received an extension in January 2015 and the license has been extended to July 25, 2017. Approximately sixty percent of the block in this license area is covered by former Soviet era seismic data. It is within this area that Somon Oil’s targeted leads and prospects are found and the geological and structural setting appears to be very similar to the former Tuzluk license in Kyrgyzstan. Somon Oil has identified prospects located close to existing oil fields, all of which were originally identified by Soviet seismic. The seven year work commitment for the West license contains 650 km of 2D seismic and two wells.

Somon Oil intends to spud the first well in the beginning of the third quarter 2015; it believes that critical bottlenecks consist of Long Lead Items and rig availability. Depending on the results from the first well, Somon Oil intends to drill a second well during the license extension period.

The North-West License

In July 2009, Somon Oil was granted the North-West petroleum license which entitles the company to explore an exploration area covering 2,169 km2 (535,971 acres) for a seven year term expiring in July 2016. The license area is located in the north part of the Sugd region, bordering on Uzbekistan. To the south-west the license area is adjacent to Somon Oil’s West license area. The seven year work commitment for the North-West license contains 430 km of 2D seismic, 100 km2 of 3D seismic and three wells. Somon Oil plans to drill its second exploration well in the North West License. Existing exploration data within the North-West license area includes six wells and 1,100 km of 2D seismic which was acquired during Soviet exploration campaigns between 1964 and 1992. In case of discovery, the license provides that Somon Oil will have the exclusive right to develop and exploit the discovery. Somon Oil is targeting subsalt structures as well as structural prospects in the center and at the edge of the Fergana basin.

To date, Somon Oil has not discovered any reserves on either the West or the North-West license areas in Tajikistan.

Operating Activities – Somon Oil

In April 2012, Somon Oil finalized the acquisition of 871 km of 2D seismic. The survey was very complex due to the different landscapes which had to be covered. It included areas with vibro seismic, different dynamite seismic in the mountains and offshore seismic on Lake Kayrakkum. Final seismic processing and interpretation was concluded in 2013.

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

During the third quarter of 2012, Somon Oil finalized the first steps of processing and interpretation of the seismic acquisition program finished in April 2012 and commenced the studies for the first two wells. At the beginning of 2014, Somon Oil entered into a contract for the preparation of the first well location, Kayrakkum B, located in the West License. The civil construction at the well site was completed in June 2014, and the well site has been handed over to Somon Oil, which had suspended operations when the license expired in July of 2014. Operations resumed when the West license was extended on January 31, 2015 and activities to spud the first well have now resumed. As disclosed above, Somon Oil now plans to spud the first well during the third quarter of 2015.

Petroleum Sugd:

On December 31, 2012, DWM Petroleum entered into a Share Purchase Agreement with Kavsar General Trading FZE, an unrelated third party, to purchase 80% of the equity interest in TF Petroleum AG, a Swiss company, for USD 21,000,000 in cash. The agreement provided that, at the time of the closing of the transaction, TF Petroleum would own Petroleum Sugd, a limited liability joint venture formed under the laws of Tajikistan. Petroleum Sugd owns and operates certain producing oilfield assets located in Tajikistan. Energy Partners Austria GmbH, Kavsar’s then wholly-owned subsidiary and an Austria registered company, currently owns the majority of the equity in Petroleum Sugd.

On March 31, 2014 DWM Petroleum and Kavsar signed a Supplement Agreement dated for effect September 27, 2013. The Supplement Agreement provided that DWM Petroleum was entitled to receive from Kavsar 65% of the equity in Energy Partners Austria, which was the beneficial owner of 57.42% of the equity in Petroleum Sugd, subject to the payment of USD 2,000,000 by DWM Petroleum. The equity in Energy Partners Austria was to be transferred to TF Petroleum AG at closing. The Supplement Agreement also provided that Kavsar was to transfer all shares of TF Petroleum AG, a Swiss company, to DWM Petroleum, for a consideration of CHF 100,000 (approx. USD 111,656). DWM Petroleum was then to be eligible to future profits and dividends from Energy Partners Austria from January 1, 2014 onwards. On April 4, 2014, DWM Petroleum gained control of TF Petroleum AG, which resulted in an increase in restricted cash and a decrease in transaction prepayment of CHF 100,000 (approx. USD 111,656). The closing of the transaction was subject to the capital restructuring requirement of Energy Partners Austria by Kavsar, the notary act and regulatory approval. On November 21, 2014 the notary act was signed which is effective November 21, 2014. On November 28, 2014, DWM transferred USD 2,000,000 to Kavsar in order to finalize the transaction. After the finalization of the Supplement Agreement, the Share Purchase Agreement is concluded.

On January 15, 2015, pursuant to the Supplement Agreement dated September 11, 2014 and a Notary Act dated November 21, 2014, DWM Petroleum AG, through its 100% subsidiary TF Petroleum AG, completed the acquisition of the 65% interest in Energy Partners Austria, for total consideration of USD 12,000,000 to the seller, Kavsar General Trading FZE. Energy Partners Austria holds 57.42% of the equity interest in the Tajik company, Petroleum Sugd; the remaining 42.58% equity interest in Petroleum Sugd is held by the Tajik state-owned oil company Sugdneftugas. Petroleum Sugd owns ten producing oil fields in the north of Tajikistan.

A field development program for the first five years has been developed. This program consists of light work overs (such as changing pumps, tubing, pumping units and clean ups), heavy work overs (plug backs, reperforations, stimulations, fishing and casing repairs) and new wells mainly in the shallow fields. The program will also include replacing the gathering lines, the pumping units and setting up the necessary operating facilities.

The focus will be initially on the low risk shallow fields and then gradually moving to the deeper fields.

  Kyrgyz Republic (South Petroleum Company)

At the beginning of 2014, our wholly-owned subsidiary, DWM Petroleum AG, owned 25% of the issued shares of South Petroleum Company, a Kyrgyz company incorporated in 2004. South Petroleum Company was formally liquidated as of October 24, 2014.

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

Employees

We have 32 employees, including our directors. Of our 30 full-time employees (excluding two non-executive directors), eight are located in Switzerland and the rest are located in Mongolia and Tajikistan. We anticipate increasing our number of employees and outsourced contract employment over the next twelve months depending on the need of our exploration and production activities.

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

Risks Associated with Our Company

We need additional financing to support operations and future capital commitments.

There is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2015 drilling budget and to support future development activities. As shown in the report from our independent auditors, there is a substantial doubt about the Company’s ability to continue as a going concern, however, the financial statements do not show any adjustments to reflect this.

Our lack of diversification increases the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

We have or are directly involved in projects in Mongolia and Tajikistan. Our focus on a limited number of countries in Asia presents the risk that we could be impacted more acutely by factors affecting this region, and in particular factors in this region that affect our industry.

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

None of our projects are located in the United States or Canada. We have or are involved in projects in Mongolia and Tajikistan. As such, our business is subject to governmental, political, economic, and other uncertainties in Mongolia and Tajikistan including, by way of example and not in limitation, expropriation of property without fair compensation, changes in energy policies or the personnel administering them, delays caused by the extensive bureaucracy, nationalization, currency fluctuations and devaluations, exchange controls and royalty increases, changes in oil or natural gas pricing policy, renegotiation or nullification of existing concessions and contracts, changes in taxation policies, economic sanctions, restrictions on the repatriation of currency and the imposition of specific drilling obligations and the other risks arising out of foreign governmental sovereignty over the areas in which our operations (or those of our venture partners) are conducted, as well as risks of loss due to civil strife, acts of war, guerrilla activities, insurrections, the actions of national labor unions, terrorism and abduction.

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

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development and exploration operations. As the price of oil and natural gas increases, the demand for production equipment and personnel will likely also increase, potentially resulting, at least in the near-term, in shortages of equipment and personnel. In addition, larger producers may be more likely to secure access to such equipment by virtue of offering drilling companies more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow, but could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

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

We are in the business of exploring for oil and natural gas and the development and exploitation of any oil and gas that we might find in commercially exploitable quantities. Oil and gas exploration involves a high degree of risk that the exploration will not yield positive results. These risks are more acute in the early stages of exploration. We have not discovered any reserves, and we cannot guarantee that we ever will. Even if we succeed in discovering oil or gas reserves, these reserves may not be in commercially viable quantities or locations. Until we discover such reserves, we will not be able to generate any revenues from their exploitation and development. If we are unable to generate revenues from the exploitation and development of oil and gas reserves, we will be forced to change our business or cease operations.

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

An extended decline in oil prices may affect the commercial viability of our projects and may adversely affect our business, financial condition or results of operations.

The price of crude oil has declined over the last twelve months, a trend that accelerated sharply in the fourth fiscal quarter ended December 31, 2014, primarily due to a less optimistic forecast of worldwide economic growth and increased global oil and gas production. The commercial viability of our exploration and development projects is highly dependent on the price of oil. Prices also affect our ability to borrow money or raise additional capital. We will need to obtain additional financing to fund our operating activities. Our ability to do so may be adversely affected by an extended decline in oil prices. If we are unable to obtain such financing when needed, on commercially reasonable terms, we may be required to cease or curtail our operations, which could have a materially adverse impact on the market price of our stock. An extended decline in oil prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

Our business will suffer if we cannot obtain or maintain necessary licenses or if there is a defect in the chain of title.

Our operations require that we obtain and maintain licenses and permits from various governmental authorities. Our ability to obtain, maintain, extend or renew such licenses and permits on acceptable terms is subject to extensive regulation and to changes, from time to time, in those regulations. Also, the decision to grant or renew a license or permit is frequently subject to the discretion of the applicable government. If we cannot obtain, maintain, extend or renew these licenses or permits our business could be harmed. An overview of our licenses and their renewal dates can be found on page 57.

Also, although title reviews have been conducted on our existing properties, such reviews do not guarantee or certify an unforeseen defect in the chain of title will not arise to defeat our claim which could result in the loss of title and a reduction of the revenue received, if any.

Amendments to current laws and regulations governing our proposed operations could have a material adverse impact on our proposed business.

We are subject to substantial regulation relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of, oil and gas. Amendments to current laws and regulations governing operations and activities of oil and gas exploration and extraction operations could have a material adverse impact on our proposed business. In addition, we cannot assure you that income tax laws, royalty regulations and government incentive programs related to the oil and gas industry generally, or to us specifically will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of projects.

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

In recent years Mongolia and Tajikistan have undergone substantial political, economic and social change. As in any emerging market, Mongolia and Tajikistan do not possess as sophisticated and efficient business, regulatory, power and transportation infrastructures as generally exist in more developed market economies. Investors in emerging markets should be aware that these markets are subject to greater risks than more developed markets, including in some cases significant legal, economic and political risks. Investors should also note that emerging economies are subject to rapid change and that the information set out herein may become outdated relatively quickly. We cannot predict what economic, political, legal or other changes may occur in these or other emerging markets, but such changes could adversely affect our ability to carry out exploration and development projects.

Particularly, the legal systems of Mongolia and Tajikistan are less developed than those of more established jurisdictions, which may result in risk such as: the lack of effective legal redress in the courts, whether in respect of a breach of law or regulation, or, in an ownership dispute, a higher degree of discretion on the part of governmental authorities, the delays caused by the extensive bureaucracy, the lack of judicial or administrative guidance on interpreting applicable laws and regulations, inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions, or relative inexperience of the judiciary and courts in such matters.

Our business in Mongolia may be subject to legal risk.

Mongolia transitioned from state socialism and a planned economy to parliamentary democracy and a free market economy. Much progress has been made in this transition, but much remains to be done, particularly with respect to the rule of law. The legal framework in Mongolia is, in many instances, based on recent political reforms or newly enacted legislation, which may not be consistent with long-standing local conventions and customs. As a result, there may be ambiguities, inconsistencies and anomalies in the agreements, licenses and title documents through which we hold our interests in Mongolia, or the underlying legislation upon which those interests are based. Many laws have been enacted, but in many instances they are neither understood nor enforced and may be applied in an inconsistent, arbitrary or unfair manner, while legal remedies may be uncertain, delayed or unavailable. For decades Mongolians have looked to politicians and bureaucrats as the sources of the “law”. This has changed in theory, but often not in practice. With respect to most day-to-day activities in Mongolia, government civil servants interpret, and often effectively make, the law. This situation is gradually changing but at a relatively slow pace. Although we believe that we have taken the legal steps necessary to obtain and hold its property and other interests in Mongolia, there can be no guarantee that such steps will be sufficient to preserve those interests.

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

We are authorized to issue 600,000,000 shares of common stock and, as of March 31, 2015, 166,112,792 shares of our common stock were issued and outstanding. In addition, holders of options had, as of that date, the right to acquire up to an additional 12,300,000 number of shares of our common stock. Our Board of Directors has the authority to issue additional shares of common stock up to the authorized capital without the consent of any of our stockholders. Our Board of Directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

Our directors and executive officers own approximately 27.7% of our outstanding common stock.

In the aggregate, our directors and executive officers own approximately 21.9% of our outstanding common stock and they have the right to exercise options that would permit them to acquire, in the aggregate, up to an additional 5.8% of our common stock within the next 60 days. As a result, our directors and executive officers as a group may have a significant effect in delaying, deferring or preventing any potential change in control of our company, be able to strongly influence the actions of our Board of Directors even if they were to cease being our directors and control the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of other stockholders.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

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

Oil and Gas Properties

The description of our oil and gas property interests is under the section entitled “Business” beginning on page 6 starting with the subsection “Overview of Our Projects”.

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

Even though Energy Focus had been asked many times to join the group by contributing its prorated share of capital, it failed to do so. Despite this, Energy Focus claims that it is entitled to participate in the consortium at any future time, not just under certain conditions. We and IPR believe that Energy Focus no longer has any right to join the bidding group because the conditions specified in the side letter did not occur, and can no longer occur.

Energy Focus commenced litigation for specific performance and damages in an unspecified amount in Santiago de Chile, claiming interest in the Tranquilo Block from our company and IPR, and our respective subsidiaries. Our company, IPR and our respective legal counsel are of the view that the Energy Focus’ claim is without merit, that it was brought in the wrong jurisdiction and that Energy Focus failed to properly serve the parties. The trial courts of Santiago have dismissed the case. Energy Focus took an appeal, which was also dismissed. Energy Focus took a second appeal and that too was also dismissed. The time to bring a further appeal has lapsed and our legal advisors inform us that the matter is now finally concluded in favor of our company.

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB, the over-the-counter-market operated by OTC Markets Group, under the trading symbol “MNAP”. Our common stock is also listed on the TSX Venture Exchange in Canada under the trading symbol “MNP”. The CUSIP number for our common stock is 55315B 109. Quotations of our common stock on all of these markets have been sporadic, and trading volume has been low.

Set forth below are the range of high and low bid quotations for our common stock from the OTCQB and high and low closing prices for our common stock from the TSX Venture Exchange for each fiscal quarter during the fiscal years ended December 31, 2014 and 2013. The market quotations were obtained from the OTCQB and the TSX Venture Exchange, respectively, and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

	TSX Venture Exchange (Canadian Dollars)		OTCQB (US Dollars)
Quarter Ended	High	Low	High	Low
March 31, 2013	0.1150	0.700	0.070	0.068
June 30, 2013	0.075	0.050	0.058	0.055
September 30, 2013	0.080	0.050	0.055	0.054
December 31, 2013	0.080	0.040	0.070	0.044
March 31, 2014	0.080	0.045	0.070	0.050
June 30, 2014	0.095	0.055	0.090	0.050
September 30, 2014	0.165	0.045	0.160	0.040
December 31, 2014	0.155	0.080	0.140	0.080

On March 26, 2015, the closing price for our common stock as reported by the OTCQB was USD 0.11 and the closing price of our common stock on the TSX Venture Exchange was CAD 0.12.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer. Its address is 15500 Roosevelt Boulevard, Suite 301 Clearwater, FL 33760. The co-transfer agent for our common stock is Equity Financial Trust Company, 1185 West Georgia Street, Suite 1620, Vancouver B.C. V6E 4E6.

Holders of Common Stock

As of March 26, 2015, there were approximately 555 registered holders of record of our common stock. As of such date, 166,112,792 shares were issued and outstanding.

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

A stock appreciation right is a right granted to receive, upon surrender of the right, but without payment, an amount payable in cash. The amount payable with respect to each stock appreciation right shall be based on the excess, if any, of the fair market value of a share of common stock on the exercise date over the exercise price of the stock appreciation right, which will not be less than the fair market value of the common stock on the date the stock appreciation right is granted. In the case of a stock appreciation right granted in tandem with an incentive stock option to an employee who holds at least ten percent of our common stock, the exercise price shall not be less than 110% of the fair market value of a share of common stock on the date our Board grants the stock appreciation right.

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

Amended 2011 Stock Option Plan

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

On February 20, 2014 our shareholders approved a resolution to amend our 2011 stock option plan to change it from a “rolling” plan to a “fixed” plan. As a rolling plan, we were permitted to issue such number of stock options as was equal, in the aggregate to a maximum of ten percent (10%) of the number of common shares that were issued and outstanding at the time of each grant. As amended, our 2011 stock option plan permits the issuance of up to an aggregate of 34,500,000 stock options (including all outstanding stock options granted under prior stock option plans), regardless of how many shares of our common stock are issued and outstanding at the time of each grant. The aggregate number of shares of our common stock to be delivered upon the exercise of stock options granted under our Amended 2011 Stock Option Plan cannot exceed the maximum number of shares of our common stock permitted under the rules of any stock exchange on which the shares of our common stock are then listed or other regulatory body having jurisdiction. If any stock option granted under our Amended 2011 Stock Option Plan expires or terminates without having been exercised in full, the unpurchased shares of our common stock will again be available for the purpose of our Amended 2011 Stock Option Plan.

Our Amended 2011 Stock Option Plan is to be administered by our Board of Directors or by a special committee of directors appointed by our Board of Directors. Our Board of Directors, or if appointed our special committee of directors, may designate bona fide directors, officers, employees or consultants of our company or a subsidiary of our company, or a company that is wholly owned by a bona fide director, officer, employee or consultant of our company or a subsidiary of our company to whom stock options to purchase shares of our common stock may be granted and the number of shares of our common stock to be optioned to each, subject to the terms of our Amended 2011 Stock Option Plan. The number of shares of our common stock subject to stock options granted to an optionee, other than a consultant or an employee conducting investor relations activities, must be determined by our Board of Directors or by a special committee of our Board of Directors, if one has been appointed, but no optionee, where our company is listed on any stock exchange, must be granted stock options which cover a number of shares of our common stock which exceed the maximum number of shares permitted under any stock exchange on which shares of our common stock are then listed or other regulatory body having jurisdiction, which maximum number of shares is presently an amount equal to 5% of the then issued and outstanding shares of our common stock (on a non-diluted basis) in any 12 month period unless our company receives disinterested shareholder approval.

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

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders (2007 Revised Omnibus Stock Option Plan)	1,000,000	USD 0.22	-
Equity compensation plans approved by security holders (Amended 2011 Stock Option Plan)	11,300,000	USD 0.24	22,200,000[1]
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	12,300,000	USD 0.24	22,200,000
(1)

Our Amended 2011 Stock Option Plan permits the issuance of up to an aggregate of 34,500,000 stock options (including all outstanding stock options granted under our 2007 Revised Omnibus Stock Option Plan).

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Share	Maximum number of
	Total number of	Average Price	Total number of shares	repurchase	shares that may yet be
	shares	paid per Share	purchased as part of publicly	amount	purchased under the
Period	purchased	(USD)	announced plans of programs	(USD)*	plans programs
10.01.2014 - 10.10.2014	213,000	0.127	213,000	27,051	2,479,114
11.28.2014 - 11.28.2014	212,000	0.088	212,000	18,656	2,267,114
12.08.2014 - 12.12.2014	450,000	0.118	450,000	53,100	1,817,114

Total	875,000	0.11	6,479,500	98,807	1,817,114
* Calculated using average price paid per share.
a)	Date of program announcement: May 13, 2014
b)	Amount of shares approved: 8,296,614
c)	Expiration date of program: May 18, 2015

We repurchased shares of our common stock in the open market, which were booked as treasury shares upon repurchase.

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

Overview of business operations

We are in the business of exploring for and producing oil and gas, primarily in Central and East Asia. If we discover sufficient reserves of oil or gas, we intend to exploit them. Although we are currently focused primarily on projects located in certain geographic regions, we remain open to attractive opportunities in other areas. Since the acquisition of 65% of the equity in EPA.at, we have a 37.32% working interest in ten oil fields located in the Fergana basin in Tajikistan.

We carry out our operations both directly and through participation in ventures with other oil and gas companies. We are actively involved in projects in Mongolia and Tajikistan.

We have no operating income yet and, as a result, depend upon funding from various sources to continue operations and to implement our growth strategy.

Results of Operations

Net income/net loss

Net loss for the year ended December 31, 2014, was USD 6,562,089 compared to a net loss of USD 10,961,113 for the same period in 2013. This decrease of USD 4,399,024 was mainly due to a change in fair value in investment in associate.

Operating expenses

Operating expenses for the year ended December 31, 2014, increased to USD 6,898,661 from USD 6,542,669 reported for the same period in 2013. This increase of 5% in our total operating expenses is mainly due to an increase in exploration activities.

Personnel costs

For the year ended December 31, 2014, personnel costs decreased to USD 2,075,805 from USD 2,301,938 for the same period in 2013. This decrease of 10% is mainly attributable to lower expenses related to equity awards under the stock compensation and stock option plans as well as a continued wind down of activity in Mongolia.

Exploration costs

For the year ended December 31, 2014, we incurred exploration costs of USD 1,813,475 as compared to USD 1,146,948 for the same period in 2013. This is an increase of 58% and is primarily related to increased exploration activity at our project in Tajikistan.

Consulting fees

For the year ended December 31, 2014, we incurred consulting fees of USD 1,516,416 as compared to consulting fees of USD 1,838,909 for the same period in 2013. This is a decrease of 18% and is due to lower expenses related to investor relation activities.

For the year ended December 31, 2014, we incurred expenses of USD 57,151 related to equity-based awards to non-employees, as compared to USD 30,540 in the same period in 2013. For the year ended period ended December 31, 2014, we incurred expenses of USD 182,854 related to public and investor relations, as compared to USD 415,804 in the same period in 2013, representing a reduction of 56%. For the year ended period ended December 31, 2014, we incurred expenses of USD 1,276,411 related to consulting costs, as compared to USD 1,392,565 in the same period in 2013. These costs are primarily related to our projects in Tajikistan and Mongolia, as well as regulatory, tax and legal fees.

Administrative costs

For the year ended period ended December 31, 2014, we recorded administrative costs of USD 1,429,650 compared to USD 1,201,888 for the same period in 2013. This increase of 19% is attributable to an increase in audit fees and computer system costs.

Non-operating income/expense

For the year ended December 31, 2014, we recorded a non-operating gain of USD 344,798 compared to a non-operating loss of USD 4,283,426 for the same period in 2013. This increase of USD 4,628,224 is mainly attributable to a change in the value of our investment in Petromanas.

For the year ended December 31, 2014, we recorded an increase in fair value of investment in associate (Petromanas) of USD 665,378 compared to a decrease in fair value of investment in associate of USD 4,247,067 for the same period in 2013.

Liquidity and Capital Resources

Our cash balance as of December 31, 2014 was USD 1,369,778. Shareholders’ equity as of December 31, 2014 was USD 13,688,596. As of December 31, 2014, total current assets were USD 2,570,343 and total current liabilities were USD 1,312,297, resulting in net working capital of USD 1,257,565. Of our cash balance as of December 31, 2014, USD 1,369,778 was on bank accounts of MNP Petroleum Corp. and its subsidiaries. Since our company considers foreign subsidiaries to be permanently invested, taxes will be due in the event of repatriation.

During the period of March 3, 2014 to March 11, 2014, DWM Petroleum sold 42,000,000 shares of Petromanas at an average price of CAD 0.20 per common share for gross proceeds of CAD 8,450,000 (USD 7,637,955) on the open market. During the period November 7, 2014 to November 21, 2014, DWM Petroleum sold an additional 4,000,000 shares of Petromanas at an average price of CAD 0.10 per common share for gross proceeds of CAD 370,000 (USD 323,961) on the open market. At December 31, 2014, DWM Petroleum owned 4,000,000 shares of Petromanas, representing approximately 0.6% of the issued shares of Petromanas.

Cash Flows (in USD)

	Year ended
	Dec 31, 2014	Dec 31, 2013
Net Cash used in Operating Activities	(6,181,869)	(5,124,010)
Net Cash provided by Investing Activities	5,308,611	5,695,733
Net Cash provided by (used in) Financing Activities	(551,018)	(377,125)
Change in Cash and Cash Equivalents during the Period	(1,453,814)	194,597

Operating Activities

Net cash used in operating activities of USD 6,181,869 for the year ended December 31, 2014 changed from net cash used of USD 5,124,010 for the same period in 2013. This increase in net cash used in operating activities of USD 1,057,859, is mainly due to currency exchange differences and fluctuations in receivables, prepaid expenses and accounts payable.

Investing Activities

Net cash provided by investing activities of USD 5,308,611 for the year ended December 31, 2014 changed from net cash provided by investing activities of USD 5,695,733 for the same period in 2013. This decrease of USD 387,122 in cash provided by investing activities is attributable to the capitalization of exploration costs of USD 514,368 related to our project in Tajikistan and the capitalization of a further USD 2,000,000 paid in relation to the Kavsar transaction.

Financing Activities

Net cash used in financing activities of USD 551,018 for the year ended December 31, 2014 changed from net cash used in financing activities of USD 377,125 for the same period in 2013. This increase in net cash used in financing activities of USD 173,893 is attributable to the repurchase of shares.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months (in USD):

Expenses	Amount
Corporate	2,995,995
Kyrgyzstan	28,800[1]
Mongolia	98,404[2]
Tajikistan - Exploration	1,253,077[3]
Tajikistan - PS	94,870
Business Development	120,000
Total	4,591,146
(1)	The information presented in the table above includes the costs related to our normal operational activities only.
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

Our monthly burn rate amounts to approximately USD 382,596 (corporate USD 249,666, ventures USD 132,929) Considering our net working capital and our 4 million shares in Petromanas Energy Inc., we are not able to fund our planned operations for the next twelve months.

These matters raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue to fund operations for the next twelve months and implement the geological work program for our projects in Central Asia as well as to finance continuing operations, the Group will require further funds. We expect these funds will be raised through additional equity and/or debt financing through the expected Stichting VB Vagobel (“Vagobel”) transaction disclosed to the market on September 9, 2014, the terms of which are outlined below, or through other transactions which are currently under negotiations.

On November 29, 2014, we entered into a private placement agreement with Vagobel, pursuant to which we agreed to sell, and Vagobel agreed to purchase, the following securities of our company:
(a)	43,000,000 shares of our common stock (the “Initial Shares”) at a purchase price of US$0.15 per Initial Share for an aggregate purchase price of US$6,450,000; and
(b)

for no additional consideration, two non-transferable common share purchase warrants. The first of these non- transferable common share purchase warrants (the “Initial Warrant”) will provide that Vagobel must purchase, on the fifth business day (the “Warrant Exercise Date”) following the date upon which our stockholders approve the private placement with Vagobel, an additional 23,717,633 shares of our common stock (the “Initial Warrant Shares”) at an exercise price of US$0.20 per Initial Warrant Share for aggregate proceeds of US$4,743,527. The second of these non-transferable common share purchase warrants (the “Second Warrant”) will provide that Vagobel must purchase, on the Warrant Exercise Date, an additional 5,771,130 shares of our common stock (the “Second Warrant Shares”) at an exercise price of US$0.15 per Second Warrant Share for aggregate proceeds of US$865,669;

On the Warrant Exercise Date:
(a) one non-transferable convertible debenture (the “First Debenture”) in the amount of US$25,000,000;
(b)

one non-transferable common share purchase warrant (the “Interest Warrant”) pursuant to which Vagobel must purchase, on each interest payment date such number of shares of our common stock (each an “Interest Warrant Share”) as is equal to the amount of interest payable in Interest Warrant Shares (as contemplated by the terms of each of the First Debenture and the Second Debenture (as defined below)) on that interest payment date, at an exercise price of US$0.70 per Interest Warrant Share; and

On the four-month anniversary of the stockholder approval of the private placement, one non-transferable convertible debenture (the “Second Debenture”) in the principal amount of US$25,000,000.

The purchase price for the First Debenture and the Interest Warrant will be US$25,000,000 and the purchase price for the Second Debenture will be US$25,000,000.

Each of the First Debenture and the Second Debenture (the “Debentures”) will have a maturity date of five years from the date of issuance.

We must pay all or any part of the principal amounts outstanding under the Debentures by way of conversions into shares of our common stock at a conversion price of US$0.70 per share. At any time after the date of issuance and until the maturity date, Vagobel will be entitled to convert some or all of the outstanding principal amounts under the Debentures into shares of our common stock at a conversion price of US$0.70 per share. All principal that remains outstanding on the maturity date will be automatically converted on the maturity date.

Outstanding principal under the Debentures will bear interest at the rate of 3% per annum, with interest payable annually within 30 days after each anniversary of issuance of the Debentures. 2% of the interest is to be paid through exercise of the Interest Warrant providing for the purchase of up to an aggregate of up to 7,142,857 Interest Warrant Shares at an exercise price of US$0.70 per Interest Warrant Share for a period coterminous with the Debentures and the residual of 1% is to be paid in cash. The right to purchase Interest Warrant Shares will vest only as and when interest becomes payable under the Debentures and the number of such vested Interest Warrant Shares will be determined by dividing the amount of interest accrued and unpaid on each anniversary of issuance of the Debentures by an exercise price of US$0.70 per Interest Warrant Share.

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

We account for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional paid-in capital. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital.

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets
  Consolidated Statements of Comprehensive Loss
  Consolidated Cash Flow Statements
  Consolidated Statements of Shareholders’ Equity
  Notes to the Consolidated Financial Statements

Phone +41 44 444 35 55 Fax +41 44 444 35 35 www.bdo.ch	BDO Visura International AG Fabrikstrasse 50 CH-8031 Zurich

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MNP Petroleum Corporation

We have audited the accompanying consolidated balance sheets of MNP Petroleum Corporation as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MNP Petroleum Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zurich, March 31, 2015

BDO Visura International AG

/s/ Christoph Tschumi	/s/ ppa. Julian Snow
Christoph Tschumi	ppa. Julian Snow

MNP PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	12.31.2014	12.31.2013
	USD	USD
ASSETS
Cash and cash equivalents	1,369,778	3,063,947
Restricted cash	208,621	46,738
Accounts receivable	14,359	32,508
Investment in associate (Petromanas)	206,382	7,478,799
Other prepaid expenses	771,203	302,713
Total current assets	2,570,343	10,924,705

Tangible fixed assets	83,254	132,374
Oil and gas properties (unproved)	687,645	772,855
Transaction prepayment	12,000,000	10,111,656
Total non-current assets	12,770,899	11,016,885

TOTAL ASSETS	15,341,242	21,941,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	1,165,472	447,736
Accrued expenses exploration costs	-	312,000
Other accrued expenses	146,825	332,835
Total current liabilities	1,312,297	1,092,571

Pension liabilities	340,349	142,271
Total non-current liabilities	340,349	142,271

TOTAL LIABILITIES	1,652,646	1,234,842

Common Stock (600,000,000 shares authorized as of December 31, 2014 and 2013, USD 0.001 par value, 172,592,292 shares issued, 166,112,792 and 172,592,292 shares outstanding, respectively)	172,592	172,592
Additional paid-in capital	78,622,945	78,527,990
Treasury stock	(551,018)	-
Accumulated deficit	(64,606,924)	(58,044,835)
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY	13,688,596	20,706,748

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	15,341,242	21,941,590

MNP PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	12.31.2014	12.31.2013
	USD	USD
OPERATING REVENUES
Revenues	-	-
Total revenues	-	-

OPERATING EXPENSES
Personnel costs	(2,075,805)	(2,301,938)
Exploration costs	(1,813,475)	(1,146,948)
Depreciation	(47,351)	(52,986)
Consulting fees	(1,516,416)	(1,838,909)
Administrative costs	(1,429,650)	(1,201,888)
Loss on disposal of tangible fixed assets and software	(15,964)	-
Total operating expenses	(6,898,661)	(6,542,669)

NON-OPERATING INCOME / (EXPENSES)
Exchange differences	(320,287)	(37,137)
Change in fair value of investment in associate	665,378	(4,247,067)
Interest income	340	1,391
Interest expense	(633)	(613)
Total non-operating income / (expenses)	344,798	(4,283,426)

Loss before taxes	(6,553,863)	(10,826,095)

Income taxes	(8,226)	(135,018)
Net loss	(6,562,089)	(10,961,113)

Net comprehensive loss	(6,562,089)	(10,961,113)

Weighted average number of outstanding shares (basic)	170,134,834	172,592,292
Weighted average number of outstanding shares (diluted)	170,134,834	172,592,292

Basic earnings/(loss) per share	(0.04)	(0.06)
Diluted earnings/(loss) per share	(0.04)	(0.06)

MNP PETROLEUM CORPORATION

CONSOLIDATED CASH FLOW STATEMENTS

	12.31.2014	12.31.2013
	USD	USD
OPERATING ACTIVITIES
Net loss	(6,562,089)	(10,961,113)

To reconcile net loss to net cash used in operating activities
Change in fair value of investment in associate	(665,378)	4,247,067
Depreciation	47,351	52,986
Impairment of associate	-	238,305
Impairment of oil and gas properties	287,578	-
Exchange differences	320,287	37,137
Stock-based compensation	94,955	699,105
Loss on disposal of tangible fixed assets and software	15,964	-
Decrease / (increase) in receivables and prepaid expenses	(450,341)	42,592
(Decrease) / increase in accounts payables	717,736	320,453
(Decrease) / increase in accrued expenses	(186,010)	166,588
Change in pension liability	198,078	32,870
Cash flow used in operating activities	(6,181,869)	(5,124,010)

INVESTING ACTIVITIES
Transaction prepayment	(2,000,000)	-
Capitalized oil and gas properties	(514,368)	-
Purchase of tangible fixed assets and software	(14,195)	(52,926)
Sale of tangible fixed assets and software	-	17,384
Proceeds from sale of investment	7,887,401	5,655,492
Decrease / (increase) restricted cash	(50,227)	75,783
Cash flow from investing activities	5,308,611	5,695,733

FINANCING ACTIVITIES
Repurchase of shares	(551,018)	-
(Decrease) / increase in refundable deposits	-	(377,125)
Cash flow used in from financing activities	(551,018)	(377,125)

Net change in cash and cash equivalents	(1,424,276)	194,597

Cash and cash equivalents at the beginning of the period	3,063,947	2,842,495
Currency translation effect on cash and cash equivalents	(269,893)	26,855
Cash and cash equivalents at the end of the period	1,369,778	3,063,947

Supplement schedule of non-cash investing and financing activities:
Offset of impairment of oil and gas properties and renegotiation of accrued expenses	312,000	-
Transfer from transaction prepayment to restricted cash due to acquisition of TF Petroleum AG	111,656	-

MNP PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

SHAREHOLDERS' DEFICIT	Number of shares	Share capital	Additional paid-in capital	Treasury stock	Deficit accumulated	Accumulated other comprehensive income	Total share- holders' deficit
Balance January 1, 2013	172,592,292	172,592	77,828,886	-	(47,083,722)	51,001	30,968,757
Stock-based compensation	-	-	699,104	-	-	-	699,104
Net loss for the year	-	-	-	-	(10,961,113)	-	(10,961,113)
Balance December 31, 2013	172,592,292	172,592	78,527,990	-	(58,044,835)	51,001	20,706,748

Balance January 1, 2014	172,592,292	172,592	78,527,990	-	(58,044,835)	51,001	20,706,748
Stock-based compensation	-	-	94,955	-	-	-	94,955
Treasury stock	-	-	-	(551,018)	-	-	(551,018)
Net loss for the year	-	-	-	-	(6,562,089)	-	(6,562,089)
Balance December 31, 2014	172,592,292	172,592	78,622,945	(551,018)	(64,606,924)	51,001	13,688,596

1. CORPORATE INFORMATION

The consolidated financial statements comprise MNP Petroleum Corporation (“MNP” or the “Company”) and its subsidiaries (collectively, “the Group”) for the years ended December 31, 2014 and 2013.

The Company is in the business of exploring for oil and gas, primarily in Central and East Asia. If the Company discovers sufficient reserves of oil or gas, it intends to exploit them. The Company has not commenced planned principal operations and therefore has not realized any revenues to date. The Company carries out its operations both directly and through participation in ventures with other oil and gas companies. It is actively involved in exploration projects in Tajikistan and Mongolia. In addition, the Company recently purchased producing oilfields in Tajikistan. As the Company currently depends upon funding from various sources to continue operations and to implement its growth strategy, the Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s licenses.

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

2. GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. Our cash balance as of December 31, 2014 was USD 1,578,399, of which USD 208,621 has been restricted leaving a balance of USD 1,369,778. Additionally, the Group has 4,000,000 shares in PMI valuing the investment at USD 206,382.

These matters raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our expected monthly burn rate of USD 382,596 on basic operational activities, we estimate that we have sufficient working capital to fund operations for four months.

In order to continue to fund operations for the next twelve months and implement the geological work program for our projects in Central Asia as well as to finance continuing operations, the Group will require further funds. We expect these funds will be raised through additional equity and/or debt financing through the expected Stichting VB Vagobel (“Vagobel”) transaction disclosed to the market on September 9, 2014, the terms of which are outlined below, or through other transactions which are currently under negotiations.

On November 29, 2014, we entered into a private placement agreement with Vagobel, pursuant to which we agreed to sell, and Vagobel agreed to purchase, the following securities of our company:
(a) 43,000,000 shares of our common stock (the “Initial Shares”) at a purchase price of US$0.15 per Initial Share for an aggregate purchase price of US$6,450,000; and
(b)

for no additional consideration, two non-transferable common share purchase warrants. The first of these non- transferable common share purchase warrants (the “Initial Warrant”) will provide that Vagobel must purchase, on the fifth business day (the “Warrant Exercise Date”) following the date upon which our stockholders approve the private placement with Vagobel, an additional 23,717,633 shares of our common stock (the “Initial Warrant Shares”) at an exercise price of US$0.20 per Initial Warrant Share for aggregate proceeds of US$4,743,527. The second of these non-transferable common share purchase warrants (the “Second Warrant”) will provide that Vagobel must purchase, on the Warrant Exercise Date, an additional 5,771,130 shares of our common stock (the “Second Warrant Shares”) at an exercise price of US$0.15 per Second Warrant Share for aggregate proceeds of US$865,669;

On the Warrant Exercise Date:
(a)	one non-transferable convertible debenture (the “First Debenture”) in the amount of US$25,000,000;
(b)

one non-transferable common share purchase warrant (the “Interest Warrant”) pursuant to which Vagobel must purchase, on each interest payment date such number of shares of our common stock (each an “Interest Warrant Share”) as is equal to the amount of interest payable in Interest Warrant Shares (as contemplated by the terms of each of the First Debenture and the Second Debenture (as defined below)) on that interest payment date, at an exercise price of US$0.70 per Interest Warrant Share; and

On the four-month anniversary of the stockholder approval of the private placement, one non-transferable convertible debenture (the “Second Debenture”) in the principal amount of US$25,000,000.

The purchase price for the First Debenture and the Interest Warrant will be US$25,000,000 and the purchase price for the Second Debenture will be US$25,000,000.

Each of the First Debenture and the Second Debenture (the “Debentures”) will have a maturity date of five years from the date of issuance.

We must pay all or any part of the principal amounts outstanding under the Debentures by way of conversions into shares of our common stock at a conversion price of US$0.70 per share. At any time after the date of issuance and until the maturity date, Vagobel will be entitled to convert some or all of the outstanding principal amounts under the Debentures into shares of our common stock at a conversion price of US$0.70 per share. All principal that remains outstanding on the maturity date will be automatically converted on the maturity date.

Outstanding principal under the Debentures will bear interest at the rate of 3% per annum, with interest payable annually within 30 days after each anniversary of issuance of the Debentures. 2% of the interest is to be paid through exercise of the Interest Warrant providing for the purchase of up to an aggregate of up to 7,142,857 Interest Warrant Shares at an exercise price of US$0.70 per Interest Warrant Share for a period coterminous with the Debentures and the residual of 1% is to be paid in cash. The right to purchase Interest Warrant Shares will vest only as and when interest becomes payable under the Debentures and the number of such vested Interest Warrant Shares will be determined by dividing the amount of interest accrued and unpaid on each anniversary of issuance of the Debentures by an exercise price of US$0.70 per Interest Warrant Share.

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

Investment in associate measured at fair value

For periods ended December 31, 2014 and 2013, we classified our investment in associates as Level 1 and account for it in accordance with ASC 320 Investments - Debt and Equity Securities. We classified the investment in associates as trading securities and report it at fair value, with unrealized gains and losses included in earnings.

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

Tangible fixed assets, computer software and depreciation

Tangible fixed assets (office equipment, vehicles and furniture) and computer software are recorded at cost and are depreciated on a straight-line basis over the following estimated useful lives:

Office equipment	3 - 5 years
Operating equipment	3 - 5 years
Vehicles	5 - 6 years
Leasehold improvements	5 years
Computer software	2 years

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

Revenue recognition

Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Group and the revenue can be reliably measured. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. The Group did not earn revenue during the years 2014 and 2013.

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

Stock-based compensation

Stock-based compensation costs are recognized in earnings using the fair-value based method for all awards granted. Compensation costs for unvested stock options and awards are recognized in earnings over the requisite service period based on the fair value of those options and awards. For employees, fair value is estimated at the grant date and for non-employees fair value is re-measured at each reporting date as required by ASC 718, Compensation-Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees. Fair values of awards granted under the share option plans are estimated using a Black-Scholes option pricing model. The model input assumptions are determined based on available internal and external data sources. The risk free rate used in the model is based on the US treasury rate for the expected contractual term. Expected volatility is based on the Company’s own historical share price volatility, since the Company’s share price data can be traced back to April 2, 2007. For restricted share grants, we calculate the fair value applying a prorated discount of 12% on the share price at the grant date over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

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

This update was issued to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. Users of financial statements of development stage entities determined that the inception to date information, and certain other disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements of development stage entities provide information that has limited relevance and is generally not decision useful. As a result, the amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information.

This update eliminates the requirements for development stage entities to (1) present inception to date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

This ASU has been early adopted by the Company as of July 1, 2014 and therefore for the year ended December 31, 2014 as such early adoption is permitted for all financial statements that have not been issued or made available for issuance. This ASU had an impact on the Company’s consolidated financial statements, as the corresponding inception to date information, labeling financial statements as those of a development stage entity, etc. will no longer be provided.

5. CASH AND CASH EQUIVALENTS

	Held in USD	Held in EUR	Held in CHF	Held in other	Total	Total
				currencies	Dec 31, 2014	Dec 31, 2013
Cash and cash equivalents (in USD)	496,766	2,865	859,061	11,087	1,369,778	3,063,947

Cash and cash equivalents are available to the Group without restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

6. PLAN FOR ACQUISITION

On December 31, 2012, DWM Petroleum entered into a Share Purchase Agreement with Kavsar General Trading FZE, an unrelated third party, to purchase 80% of the equity interest in TF Petroleum AG, a Swiss company, for USD 21,000,000 in cash. The agreement provided that, at the time of the closing of the transaction, TF Petroleum would own Petroleum Sugd, a limited liability joint venture formed under the laws of Tajikistan. Petroleum Sugd owns and operates certain producing oilfield assets located in Tajikistan. Energy Partners Austria GmbH, Kavsar’s then wholly-owned subsidiary and an Austria registered company, currently owns the majority of the equity in Petroleum Sugd.

On March 31, 2014 DWM Petroleum and Kavsar signed a Supplement Agreement dated for effect September 27, 2013. The Supplement Agreement provided that DWM Petroleum was entitled to receive from Kavsar 65% of the equity in Energy Partners Austria, which was the beneficial owner of 57.42% of the equity in Petroleum Sugd, subject to the payment of USD 2,000,000 by DWM Petroleum. The equity in Energy Partners Austria was to be transferred to TF Petroleum AG at closing. The Supplement Agreement also provided that Kavsar was to transfer all shares of TF Petroleum AG, a Swiss company, to DWM Petroleum, for a consideration of CHF 100,000 (approx. USD 111,656). DWM Petroleum was then to be eligible to future profits and dividends from Energy Partners Austria from January 1, 2014 onwards. On April 4, 2014, DWM Petroleum gained control of TF Petroleum AG, which resulted in an increase in restricted cash and a decrease in transaction prepayment of CHF 100,000 (approx. USD 111,656). The closing of the transaction was subject to the capital restructuring requirement of Energy Partners Austria by Kavsar, the notary act and regulatory approval. On November 21, 2014 the notary act was signed which is effective November 21, 2014. On November 28, 2014, DWM transferred USD 2,000,000 to Kavsar in order to finalize the transaction. The total consideration of USD 12,000,000 was capitalized as a “Transaction prepayment” as at December 31, 2014. After the finalization of the Supplement Agreement, the Share Purchase Agreement is concluded.

On January 15, 2015, pursuant to the Supplement Agreement dated September 11, 2014 and a Notary Act dated November 21, 2014, DWM Petroleum AG, through its 100% subsidiary TF Petroleum AG, completed the acquisition of the 65% interest in Energy Partners Austria, for total consideration of USD 12,000,000 to the seller, Kavsar General Trading FZE. Energy Partners Austria holds 57.42% of the equity interest in the Tajik company, Petroleum Sugd; the remaining 42.58% equity interest in Petroleum Sugd is held by the Tajik state-owned oil company Sugdneftugas. Petroleum Sugd owns ten producing oil fields in the north of Tajikistan.

7. TANGIBLE FIXED ASSETS

	Office			Computer
Year 2014 (in USD)	equipment &	Vehicles	Leasehold	software	Total
	furniture		improvements
Cost at Jan 1, 2014	157,717	140,366	47,375	35,697	381,155
Additions	6,262	-	7,252	680	14,194
Disposals	(110,209)	(24,593)	(47,358)	(36,377)	(218,537)
Cost at Dec 31, 2014	53,770	115,773	7,269	-	176,812
Accumulated depreciation at Jan 1, 2014	(124,364)	(55,567)	(47,375)	(21,474)	(248,780)
Depreciation	(14,991)	(17,192)	(945)	(14,223)	(47,351)
Disposals	109,700	9,801	47,375	35,697	202,573
Accumulated depreciation at Dec 31, 2014	(29,655)	(62,958)	(945)	-	(93,558)
Net book value at Dec 31, 2014	24,115	52,815	6,324	-	83,254

	Office			Computer
Year 2013 (in USD)	equipment &	Vehicles	Leasehold	software	Total
	furniture		improvements
Cost at Jan 1, 2013	147,141	117,884	47,375	33,212	345,613
Additions	10,575	39,866	-	2,485	52,926
Disposals	-	(17,384)	-	-	(17,384)
Cost at Dec 31, 2013	157,717	140,366	47,375	35,697	381,155
Accumulated depreciation at Jan 1, 2013	(112,608)	(50,146)	(47,375)	(3,048)	(213,178)
Depreciation	(11,756)	(22,805)	-	(18,426)	(52,986)
Disposals	-	17,384	-		17,384
Accumulated depreciation at Dec 31, 2013	(124,364)	(55,567)	(47,375)	(21,474)	(248,780)
Net book value at Dec 31, 2013	33,353	84,799	-	14,223	132,374

Depreciation expense for the year ended December 31, 2014 and 2013 was USD 47,351 and USD 52,986, respectively.

8. OIL AND GAS PROPERTIES

	Year ended	Year ended
Capitalized exploration costs (in USD)	Dec 31, 2014	Dec 31, 2013
Unproved, not subject to depletion:
Mongolia	173,277	772,855
Tajikistan	514,368	-
Proved subject to depletion	-	-
Accumulated depletion	-	-
Total capitalized exploration costs	687,645	772,855

During 2012, two wells were drilled as part of one large campaign which included three drillings in Mongolia. At the beginning of the year, the Company had no recorded unproved properties in Mongolia. During 2012, the Company capitalized USD 2,998,636 of which USD 2,225,781 was expensed as “Exploration Costs” in the Statement of Operations during the third quarter of 2012 as the two wells were found dry. The Company had a remaining capitalized balance of USD 772,855 as of December 31, 2013. This balance related to specific costs for wells still to be drilled including capitalized costs recorded as accruals for USD 312,000. These costs were not paid due to the moratorium in place.

As of June 27, 2013, the Company entered into a Moratorium with the Petroleum Authority of Mongolia. The exploration term was suspended for a period of one year and the initial five year exploration term, extended until May 20, 2015; thereafter the Company would have the possibility to extend the licenses for an additional two years if required. The basis for the Moratorium was the lack of drillable economic structures to fulfill the Company’s outstanding PSC commitments. No exploration costs were capitalized during the year ended December 31, 2013.

As of March 31, 2014, the Company impaired USD 312,000 relating to 3 well designs out of the remaining 4 well designs initially capitalized. Furthermore, during the year ended December 31, 2014 the Company renegotiated the cost related to 4 well designs due to the fact that the supplier did not fulfill its responsibilities as per the contract. It was agreed to offset the penalty that the supplier should have paid with the remaining outstanding accrual of USD 312,000.

On May 28, 2014, the Company wrote to the Petroleum Authority of Mongolia requesting the moratorium be extended an additional year. As at December 31, 2014, the Company has not received any response to its request. If the moratorium is extended, the Company plans to begin drilling activities once the full evaluation of the new area is completed and drillable economic structures are available to fulfill outstanding commitments.

During the year ended December 31, 2014, the Company capitalized USD 514,368 relating to the well site preparation of Kayrakkum B in the Republic of Tajikistan. Additionally, in December 2014, the Company impaired USD 287,578 relating to various capitalized expenses and materials in Mongolia which were deemed to no longer provide any future economic benefit leaving one well design and drilling equipment as the remaining balance.

9. STOCK COMPENSATION PROGRAM

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

The Amended 2011 Stock Option Plan, which was approved at the Company’s Annual Shareholders Meeting dated February 20, 2014, authorizes the Company to issue options to purchase such number of the Company’s common shares as is equal to on aggregate, together with options issued under any prior plan, of up to 34,500,000 shares of the Company’s common stock (it is the type of stock option plan referred to as a “fixed” stock option plan).

If all or any portion of any stock option granted under the Amended 2011 Stock Option Plan expires or terminates without having been exercised in full, the unexercised balance will be returned to the pool of stock available for grant under the 2011 Stock Option Plan. During the year 2014, 1,050,000 stock options were granted to consultants and certain employees. Due to the termination of certain consultant and employment contracts, 850,000 stock options were forfeited during the year.

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

Grants

  2014

On July 7, 2014, the Company granted 300,000 stock options to one employee. Subject to vesting, each stock option is exercisable at a price of USD 0.06 per share for a period of ten years and vesting over two years in quarterly installments.

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

9.1. Stock Option Grants

The Company calculates the fair value of options granted by applying the Black-Scholes option pricing model. Expected volatility is based on the Company’s own historical share price volatility. The Company’s share price data can be traced back to April 2, 2007, and the Company believes that this set of data is sufficient to determine expected volatility as input for the Black-Scholes option pricing model. The Company uses the simplified method to determine the expected term as there is no historical exercise data available.

The following table shows the weighted average assumptions used in the Black-Scholes option pricing model to calculate the fair values of the options granted during the financial year ended December 31, 2014 and 2013:

Assumption used	2014	2013
Expected dividend yield	0%	0%
Excepted volatility	147%	107%
Risk-free interest rate	1.14%	0.97%
Expected term (in years)	7.47	5.34

During the years ended December 31, 2014 and 2013, the weighted average fair value of options granted was USD 0.06 and USD 0.05 at the grant dates, respectively.

The following tables summarize the Company’s stock option activity for the years ended December 31, 2014 and 2013:

		Weighted-average	Weighted-average	Aggregate
Outstanding options 2014	Shares under option	exercise price	remaining contractual	intrinsic value
			term (years)
Outstanding at December 31, 2013	12,100,000	USD 0.25	6.22	-
Granted	1,050,000	0.08	6.22	75
Exercised	-	-	-	-
Forfeited or expired	(850,000)	USD 0.29	6.22	-
Outstanding at December 31, 2014	12,300,000	USD 0.24	6.21	7,973
Exercisable at December 31, 2014	11,256,250	USD 0.25	6.22	1,177

		Weighted-average	Weighted-average	Aggregate
Outstanding options 2013	Shares under option	exercise price	remaining contractual	intrinsic value
			term (years)
Outstanding at December 31, 2012	15,950,000	USD 0.39	7.07	-
Granted	3,500,000	USD 0.18	6.21	-
Exercised	-	-	-	-
Forfeited or expired	(7,350,000)	USD 0.50	-	-
Outstanding at December 31, 2013	12,100,000	USD 0.25	7.07	-
Exercisable at December 31, 2013	10,631,250	USD 0.26	7.17	-

The following table illustrates the development of the Company’s non-vested options during the year ended December 31, 2014:

Non-vested options	Shares under option	Weighted-average
		grant date fair value
Non-vested at December 31, 2013	1,468,750	0.06
Non-vested granted	1,050,000	0.06
Vested	(1,475,000)	0.06
Non-vested, forfeited or canceled	-	-
Non-vested at December 31, 2014	1,043,750	0.06

As of December 31, 2014, there was USD 45,289 of unrecognized compensation expense related to non-vested stock option based compensation arrangements. These expenses are expected to be recognized over a weighted average period of 0.77 years.

The following tables summarize information about the Company’s stock options as of December 31, 2014:

	Options Outstanding		Options Exercisable
Exercise Price in USD	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
0.06	300,000	9.52	37,500	9.52
0.076	250,000	4.64	62,500	4.64
0.084	250,000	4.64	62,500	4.64
0.09	250,000	4.64	62,500	4,64
0.15	750,000	3.09	656,250	3.09
0.20	500,000	1.90	500,000	1.90
0.215	8,000,000	6.77	8,000,000	6.77
0.68	500,000	4.61	500,000	4.61
0.79	500,000	4.61	500,000	4.61
Total	11,300,000	6.21	10,381,250	6.22

	Options Outstanding		Options Exercisable
Exercise Price in CAD	Number of Options	WA Remaining Contractual Term	Number of Options	WA Remaining Contractual Term
0.15	1,000,000	8.09	875,000	8.09

9.2. Share Grants

The Company calculates the fair value of share grants at the grant date based on the market price at closing. For restricted share grants, the Company applies a prorated discount of 12% on the market price of the shares over the restriction period. The discount rate is an estimate of the cost of capital, based on previous long-term debt the Company has issued.

No share grants were granted in 2014. As of December 31, 2014, there were no unrecognized compensation costs related to unvested share grants.

9.3. Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

	Year ended
Stock based compensation expenses (in USD)	Dec 31, 2014	Dec 31, 2013
Option grants	94,954	699,104
Share grants	-	-
Total	94,954	699,104
Recorded under “Personnel”	37,803	668,564
Recorded under “Consulting fees”	57,151	30,540

10. WARRANTS

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

10.1. Warrant activity

The following tables summarize the Company’s warrant activities for the years ended December 31, 2014 and 2013:

Warrants 2014	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2013	44,450,500	USD 0.70
Granted	-	-
Exercised	-	-
Forfeit or expired	(44,450,500)	USD 0.70
Outstanding at December 31, 2014	-	-

Warrants 2013	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2012	45,934,015	USD 0.70
Granted	-	-
Exercised	-	-
Forfeit or expired	(1,483,515)	-
Outstanding at December 31, 2013	44,450,500	USD 0.70

10.2. Warrants Outstanding

As of December 31, 2014, the Company had no warrants outstanding to purchase common stock. As of December 31, 2013 there were 44,450,500 warrants outstanding. Each warrant entitled the holder to purchase one share of the Company’s common stock.

The following table summarizes information about the Company’s warrants outstanding as of December 31, 2013:

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

Number of shares released
Release dates	from escrow
June 24, 2010	10,000,000
August 24, 2010	15,000,000
February 24, 2011	15,000,000
June 24, 2011	40,000,000
August 24, 2011	30,000,000
February 24, 2012	30,000,000
August 24, 2012	30,000,000
February 24, 2013	30,000,000
Total	200,000,000

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

Effective from and after August 14, 2013 all Petromanas shares held by the Company were free of any restrictions and are eligible for resale. The Company intends to use these shares for its working capital requirements or pledge them for a short term financing facility. Pursuant to that we have reclassified the remaining Petromanas shares from non-current to current assets.

On December 31, 2013, DWM Petroleum owned and controlled 50,000,000 common shares of Petromanas and it had the right to acquire a further 38,750,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions. The 50,000,000 common shares represented approximately 7.2% of the issued and outstanding common shares of Petromanas.

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

During the period between November 7, 2014 and November 21, 2014 DWM Petroleum sold 4,000,000 shares at a weighted average price of CAD 0.095 per common share for gross proceeds of CAD 380,000 (USD 335,266).

As of December 31, 2014, DWM Petroleum holds 4,000,000 shares in Petromanas, representing 0.6% of the outstanding shares. Additionally, it has the right to receive a further 38,750,000 common shares (referred to as “Performance Shares”) upon the occurrence of certain conditions.

The quoted market price for one common share of Petromanas on December 31, 2014 and December 31, 2013 was CAD 0.06 (USD 0.052) and CAD 0.16 (USD 0.150), respectively.

During the year ended December 31, 2014 and 2013, respectively, the Company recorded USD 665,378 unrealized gain on investment in Petromanas and USD 4,247,067 unrealized loss on investment, respectively.

12. SHAREHOLDERS’ EQUITY

12.1. Common Stock

As at December 31, 2014, the Company had only one class of common stock with a 6,000,000 shares authorized and a par value of USD 0.001

12.2. Share Repurchase Program

In 2014, the Company’s Board of Directors authorized a repurchase program to repurchase up to 8,296,614 shares of its common shares over a period of 12 months, which represents 5% of the 172,592,292 issued and outstanding common shares, under the normal course issuer bid. As at December 31, 2014, the Company had repurchased 6,479,500 of its shares under the program shown as treasury stock with a value of USD 551,018.

13. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of MNP Petroleum Corporation and the entities listed in the following table:

Company	Country	Equity share	Equity share
		Dec 31, 2014	Dec 31, 2013
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Calgary (3)	Canada	0.6%	7.2%
CJSC South Petroleum Company, Jalalabat (4)	Kyrgyz Republic	-	25%
CJSC Somon Oil Company, Dushanbe (5)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (6)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (7)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (8)	Mongolia	74%	74%
Gobi Energy Partners GmbH (9)	Switzerland	74%	74%
TF Petroleum AG (10)	Switzerland	100%	-
(1)	Included Branch in Albania that was sold in February 2010.
(2)	Founded in 2007.
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)	CJSC South Petroleum Company was founded by DWM Petroleum AG; equity method investee that is not consolidated. This company has been formally liquidated as of October 24, 2014.
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

(10)

TF Petroleum was founded in 2012 pursuant to the Supplement Agreement dated March 31, 2014. DWM Petroleum AG acquired 100% for a purchase price of CHF 1.00 (USD 1.13) pursuant to a Share Purchase Agreement signed on April 4, 2014.

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

In phase 2 of the work program, in the event Santos spends in excess of USD 42,000,000 on the appraisal wells, the Company would be obligated to pay 30% of the excess expenditure. Pursuant to the farm-in agreement with Santos, costs had been carried by Santos and DWM Petroleum AG has not recorded any losses.

Due to political uncertainty in the country Santos and DWM have decided to exit Kyrgyzstan. On July 2013, the Board of Directors took the decision to exit Kyrgyzstan. Since then all of the licenses have expired and Santos is in the process of winding up South Petroleum at its expense. There will be no liquidated damages as a result of exiting the venture. We wrote off our investment in associate of USD 238,304 during the third quarter of 2013 which was recorded under exploration costs.

South Petroleum Company was formally liquidated as of October 24, 2014.

  CJSC Somon Oil (Tajikistan)

On December 10, 2007 DWM Petroleum (100% subsidiary of MNP Petroleum) & Santos entered into an Option Agreement under which Santos had a unilateral option to elect for those parties to execute at a later stage, a Farm In Agreement for a 70% interest in DWM Petroleum’s “West” (area Navobod-Obchai Kalacha) Tajikistan License and a proposed North Tajik license. MNP Petroleum expects the North Tajik license to be granted to Somon Oil in the near future.

Santos International Ventures Pty Ltd had an option to enter into a farm in agreement in respect of these licenses, but decided in December 31, 2012 not to pursue this option. Santos continued to fund current capital expenditures, as well as certain general and administrative costs of Somon Oil until January 2013. DWM is in negotiations to setup a new consortium for this acreage, and the Company anticipates the financial commitment amounts to change. To date no liquidated damages have occurred.

  Related parties

Due to the sale of 196,000,000 shares of Petromanas Energy, ownership and voting right percentages of MNP Petroleum Corporation has diminished as the amount of shares owned have decreased from 7.2% at December 31, 2013 to 0.6% at December 31, 2014.

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

	Year ended
Related parties’ transactions	Dec 31, 2014	Dec 31, 2013
Affiliates
Management services performed to Petromanas*	(278)	(13,052)
Board of directors
Payments to directors for office rent	37,954	37,344
Payments to related companies controlled by directors for rendered consulting services	382,071	379,057
* Services invoiced or accrued are recorded as contra-expense in personnel cost and administrative cost

14. INCOME TAXES

The components of income from continuing operations before income taxes are as follows:

	Year ended
Pre-tax income (in USD)	Dec 31, 2014	Dec 31, 2013
Domestic	(1,405,962)	(1,410,271)
Foreign	(5,147,901)	(9,415,824)
Income/(loss) from operations before income tax	(6,553,863)	(10,826,095)

Income taxes relating to the Company’s continuing operations are as follows:

	Year ended
Income taxes for continuing operations (in USD)	Dec 31, 2014	Dec 31, 2013
Current income taxes
US Federal, state and local	-	-
Foreign	8,226	233
Deferred income taxes
US Federal, state and local	-	134,785
Foreign	-	-
Income tax expense/(recovery)	8,226	135,018

Income taxes at the United States federal statutory rate compared to the Company’s income tax expenses as reported are as follows:

	Year ended
Income taxes at the US statutory rate (in USD)	Dec 31, 2014	Dec 31, 2013
Net income/(loss) before income tax	(6,553,863)	(10,826,095)
Statutory tax rate	35%	35%
Expected income tax expense/(recovery)	(2,293,852)	(3,789,133)
Impact on income tax expense/(recovery) of the following:
Permanent differences: Sale of PMI shares	943,348	4,591,691
Change in valuation of warrants and liabilities	19,193	12,168
Expiring losses	2,561,244	-
True-up of available losses	(90,489)	1,161,033
Stock compensation forfeited	18,633	2,318,379
Section 956 inclusion	195,833	209,642
Intercompany interest	173,619	169,786
Change in valuation allowance	(430,385)	(6,729,279)
Impact of tax rate changes and differences	(1,015,562)	(2,212,608)
US tax penalties	-	134,785
Other	(73,356)	(156,662)
Income tax expense/(recovery)	8,226	135,018

The Company assesses the recoverability of its deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criterion under ASC740, records a valuation allowance against its deferred tax assets. The Company considered its recent operating results and anticipated future taxable income in assessing the need for its valuation allowance.

The Company’s deferred tax assets and liabilities consist of the following:

	Year ended
Deferred tax assets and liabilities (in USD)	Dec 31, 2014	Dec 31, 2013
Deferred tax assets
Stock based compensation	602,696	588,094
Tax loss carry-forwards	8,135,888	8,616,459
Other	21,675	31,536
Investment in Petromanas	(1,218)	(51,963)
Valuation allowance	(8,759,041)	(9,184,126)
Deferred tax assets/(liabilities)	-	-

The Company’s operating loss carry-forwards of all jurisdictions expire according to the following schedule:

Operating loss carry-forward (in	As of Dec 31, 2014
USD)	United States	Switzerland	Mongolia	Tajikistan	Total
2015	-	72,470	909,772	929,872	1,912,114
2016	-	75,463	1,075,684	220,326	1,371,473
2017	-	-	-	345,480	345,480
2018	-	70,777	-	327,479	398,256
2019	-	154,657	-	207,819	362,476
2020	-	102,948	-	504,790	607,738
2021	71,637	29,346	-	796,775	897,758
2022	94,341	-	-	-	94,341
2023	63,291	-	-	-	63,291
2024	13,578	-	-	-	13,578
2025	134,360	-	-	-	134,360
2026	360,521	-	-	-	360,521
2027	5,327,959	-	-	-	5,327,959
2028	4,285,071	-	-	-	4,285,071
2029	3,245,872	-	-	-	3,245,872
2030	3,054,151	-	-	-	3,054,151
2031	2,851,080	-	-	-	2,851,080
2032	277,493	-	-	-	277,493
2033	280,630	-	-	-	280,630
2034	689,557	-	-	-	689,557
Total operating loss carry-forwards	20,749,541	505,661	1,985,456	3,332,541	26,573,199

Under current income tax law in Mongolia, our 74% owned subsidiary Gobi Energy Partners LLC is exempted from income tax.

The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
US Federal	2014
Switzerland	2014
Mongolia	2014
Tajikistan	2014

As of December 31, 2014 and 2013, there were no known uncertain tax positions. We have not identified any tax positions for which it is reasonably possible that a significant change will occur during the next 12 months.

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

15. ISSUED CAPITAL AND RESERVES

	Year ended
Shares MNP Petroleum Corporation	Dec 31, 2014	Dec 31, 2013
Total number of authorized shares	600,000,000	600,000,000
Total number of fully paid-in shares	172,592,292	172,592,292
Par value per share (in USD)	0.001	0.001
Total share capital (in USD)	172,592	172,592

All shares are common shares. There are no different share categories.

16. COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Republic of Tajikistan, Mongolia and Chile)

In the ordinary course of business, members of the Group doing business in Mongolia and the Republic of Tajikistan may be subject to legal actions and complaints from time to time. Management believes that the ultimate liability, if any, arising from such actions or complaints will not have a material adverse effect on the financial condition, the results of future operations or cash flows of the associates/subsidiaries in Mongolia and the Republic of Tajikistan.

At December 31, 2014, there had been no legal actions against any member of the Group in Mongolia and the Republic of Tajikistan.

Management believes that the members of the Group are in substantial compliance with the tax laws affecting their respective operations in the Republic of Tajikistan and Mongolia. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

License agreements held by Gobi Energy Partners (Mongolia)

The following table sets forth the approximate financial commitment amounts pursuant to each production sharing contract for Blocks XIII and XIV during the periods indicated (in USD):

Production Sharing Contract	2013*	2014*
Block XIII	6,900,000	6,900,000
Block XIV	6,900,000	6,900,000
* Financial commitment for the fifth contract year (starting April 21 of each year) of the production sharing contract

The contract is currently under a Moratorium, which extends the contract period by one year. Afterwards the licenses can be extended. The Moratorium ends in May 2014. It was entered due to lack of potentially economic prospects to fulfill the outstanding commitments. We have applied for a further extension of the Moratorium until the end of May 2015. The approval is still pending.

License agreement held by CJSC Somon Oil (Republic of Tajikistan)

The following table sets forth the approximate commitments pursuant to the licenses during the periods indicated (in USD):

License Area	2013*	2014*	2015*	2016*
West[1]	4,500,000	2,500,000	to be agreed	to be agreed
North-West[2]	8,680,000	8,700,000	3,600,000	4,600,000
*Commitments are based on calendar year. Amounts indicative, work plan prevails
[1] Granted on July 25, 2007, extension after July 25, 2014 and the related commitments to be agreed
[2] License granted on July 28, 2009

Santos International Ventures Pty Ltd funded all expenditures of Somon Oil, and had an option to enter into a farm-in agreement in respect of these licenses, but decided on December 21, 2012 not to pursue this option. Santos continued to fund current capital expenditures, as well as certain general and administrative costs of Somon Oil until January 2013. We remain confident that the project has exploration potential and we are actively working to form a new consortium.

Operating leases

In October 2011, the Company entered into lease contracts for two cars. The contracts have a term of 48 months each.

For the years ended December 31, 2014 and 2013 we had expenses for these items of USD 24,951 and USD 120,765, respectively.

Future net lease payments for two leased cars are presented in the table below (in USD):

Year	Lease payments
2015	18,597
2016	-
Thereafter	-
Total	18,597

17. PERSONNEL COSTS AND EMPLOYEE BENEFIT PLANS

Personnel Costs (in USD)	2014	2013
Wages and salaries	1,678,170	2,064,955
Social security contributions	128,448	143,525
Pension fund contribution	71,386	60,587
Pension (surplus)/underfunding	198,078	32,870
Total Personnel Costs	2,076,082	2,301,938

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

The actuarial valuation was carried out as of December 31, 2014. The amounts recognized in the consolidated balance sheets, shown in other non-current liabilities, as at December 31, 2014 and as at December 31, 2013 respectively, were determined to be as follows:

Amounts recognized (in USD)	2014	2013
ABO End of Year	628,800	685,041

Change in PBO During Year
PBO at Beginning of Period	923,602	827,379
Service Cost	16,424	47,545
Interest Cost	21,617	19,029
Employee Contributions	48,220	82,481
Plan Amendments	-	-
Liability (Gain)/Loss	74,008	13,905
Actuarial (Gain)/Loss due to Changes in Assumptions	150,095	-
Benefit Payments	(71,101)	(88,938)
Currency Translation Adjustment	(96,469)	22,200
PBO at End of Year (in USD)	1,066,396	923,602

Change in Assets During Year
Fair Value of Assets at Beginning of period	781,331	690,234
Actual Return on Assets	(25,432)	11,491
Company Contributions	48,220	82,481
Employee Contributions	48,220	82,481
Benefit Payments	(58,706)	(79,517)
Currency Translation Adjustment	(67,586)	(5,842)
Fair Value of Assets at End of Year	726,047	781,331
Net Assets/(Liabilities) in Balance Sheet	(340,349)	(142,271)

The following table provides the weighted average assumptions used to calculate net periodic benefit cost and the actuarial present value of projected benefit obligations:

Assumptions at year-end	Dec 31, 2014	Dec 31, 2013
Discount rate	1.10%	2.25%
Expected rate of return on plan assets	1.10%	2.00%
Salary increases	1.00%	1.00%

Due to current economic conditions and the decrease in government bond rates, the discount rate used in the pension plan calculations decrease significantly in the year ended December 31, 2014.

Future benefits, to the extent that they are based on compensation, include assumed salary increases, as presented above, consistent with past experience and estimates of future increases in the Swiss industrial labor market.

Net periodic pension cost has been included in the Company’s results as follows:

Pension expense (in USD)	Dec 31, 2014	Dec 31, 2013
Net service cost	16,424	47,545
Interest cost	21,617	19,029
Expected return on assets	(17,667)	(17,223)
Actuarial net loss	267,202	19,637
Net periodic pension cost	287,576	68,988

All of the assets are held under the collective contract by the plan’s re-insurer AXA Winterthur Insurance Company and are invested in a mix of Swiss and international bond and equity securities within the limits prescribed by the Swiss Pension Law.

The expected future cash flows to be paid by the Group in respect of employer contributions to the pension plan for the year ended December 31, 2015 are USD 72,925.

Future projected benefit payments in the next five years are expected to be zero.

For its employees in subsidiaries outside of Switzerland, the social security policy does not require pension funding from the employer.

18. FAIR VALUE MEASUREMENT

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

Financial assets and liabilities carried at fair value as of December 31, 2014:

Financial assets 2014 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	206,382	-	-
Total	206,382	-	-

Financial assets and liabilities carried at fair value as of December 31, 2013:

Financial assets 2013 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	7,478,799	-	-
Total	7,478,799	-	-

The following table summarizes the changes in the fair value of the Company’s level 2 financial assets and liabilities for the year ended December 31, 2013 (in USD):

Balance at Jan 1, 2013	17,462,734
Total gains (losses) realized and unrealized:
Included in earnings - unrealized	(81,376)
Included in earnings - realized	(4,247,067)
Included in other comprehensive income	-
Proceeds from sale of investment in associate	(5,655,492)
Net transfer in/(out) of level 2	(7,478,799)
Balance at Dec 31, 2013	-

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
  Investment in Petromanas – calculated based on quoted market prices.
  Accounts Payable – carrying amount approximated fair value.

The fair value of our financial instruments is presented in the table below (in USD):

	December 31, 2014		December 31, 2013		Fair Value
	Carrying	Fair	Carrying	Fair Value	Levels	Reference
	Amount	Value	Amount
Cash and cash equivalents	1,369,778	1,369,778	3,063,947	3,063,947	1	Note 4
Restricted cash	208,621	208,621	46,738	46,738	1
Transaction prepayment	12,000,000	12,000,000	10,111,656	10,111,656	1	Note 5
Accounts receivable	14,359	14,359	32,508	32,508	1
Investment in associate (Petromanas)	206,382	206,382	7,478,799	7,478,799	1	Note 10
Accounts Payable	1,165,472	1,165,472	447,736	447,736	1
Refundable Deposits	-	-	-	-	1

19. EARNINGS PER SHARE

Basic earnings per share result by dividing the Company’s net income (or net loss) by the weighted average number of shares outstanding for the contemplated period.

Diluted earnings per share are calculated applying the treasury stock method. When there is net income, dilutive effects of all stock-based compensation awards or participating financial instruments are considered. When the Company posts a loss, basic loss per share equals diluted loss per share.

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Year ended
EPS	Dec 31, 2014	Dec 31, 2013
Company posted	Net loss	Net loss
Basic weighted average shares outstanding	170,134,834	172,592,292
Dilutive effect of common stock equivalents:
- stock options under employee compensation plans and warrants	-	-
Diluted weighted average shares outstanding	170,134,834	172,592,292

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

	Year ended
Stock equivalent	Dec 31, 2014	Dec 31, 2013
Options	12,300,000	12,100,000
Warrants	-	44,450,500
Total	12,300,000	56,550,500

20. SEGMENT INFORMATION

The Chief Operating Decision Makers (“CODM”) are the Group CEO and Group CFO. None of the CODM, Executive Officers nor the Directors receive disaggregated financial information about the locations in which exploration is occurring. Therefore, the Group considers that it has only one reporting segment.

The following table presents the Company’s tangible fixed assets by geographic region:

Tangible fixed assets (in USD)	Dec 31, 2014	Dec 31, 2013
United States	-	-
Switzerland	13,893	14,223
Mongolia	39,699	62,070
Tajikistan	29,662	56,081
Total tangible fixed assets	83,254	132,374

21. SUBSEQUENT EVENTS

MNP Petroleum Corp. (“MNP”) (TSX-V: MNP; OTCQB: MNAP) announced that it has completed the EPA.at transaction on January 15, 2015. Pursuant to the Supplement Agreement dated September 11, 2014 and the Notary Act dated November 21, 2014, DWM Petroleum AG, a 100% subsidiary of MNP, through its 100% subsidiary TF Petroleum AG has completed the acquisition of a 65% interest in EPA.at, an Austria registered company, for total consideration of US$12 million in cash to the Seller, Kavsar General Trading FZE. EPA.at holds 57.42% of the equity interest in the Tajik company Petroleum Sugd; the remaining 42.58% equity interest in Petroleum Sugd is held by the Tajik state oil company Sugdneftugas. Petroleum Sugd owns ten producing oil fields. Petroleum Sugd is consolidated in the financials of EPA which will be shown as an equity investment due to its variable interest nature.

In addition, MNP announced that CJSC Somon Oil’s, a 90% subsidiary of DWM Petroleum AG, Western Oil Exploration License (Zapadnyi) pursuant to the provisions of Production Sharing Agreement, Subsoil Law and Licensing Law has been extended for three years until July 25, 2017.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 and no material weakness has been detected within our company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors hold office until the next annual meeting, until their successors have been elected and qualified, or until they resign or are removed. Our Board of Directors appoints our officers, and our officers hold office for such term as may be prescribed by our Board of Directors and until their successors are chosen and qualify, or until their death or resignation, or until their removal.

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held	Age	Date First Elected or Appointed
Heinz J. Scholz[2]	Executive Director and Chairman of the Board	72	April 10, 2007
Michael J. Velletta[1,2]	Executive Director	58	April 10, 2007
Dr. Richard Schenz[1]	Director	74	November 21, 2008
Dr. Werner Ladwein[3]	Director, President and Chief Executive Officer	65	September 16, 2010
Darcy Spady[1,2,3]	Director	52	November 8, 2012
Peter-Mark Vogel	Chief Financial Officer, Treasurer and Secretary	50	March 25, 2013

(1)	Member of the audit committee
(2)	Member of the corporate governance and compensation committee
(3)	Member of the technical committee

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Heinz J. Scholz, Executive Director and Chairman

Heinz J. Scholz is a physicist and engineer. In the 1980s Mr. Scholz built, through his company HJS Planung & Engineering, where he was the majority shareholder and Chief Executive Officer and President, factories and telecommunication networks in the former Soviet Union. After the German reunification, he also advised Soviet Ministries regarding the negotiations on the sale of Russia’s East German telecommunication network to Deutsche Telecom. He has worked in collaboration with scientific institutes in the Russian Federation. Mr. Scholz was a Co-Chairman and Member of the Compensation Committee of Petromanas Energy Inc. (TSX Venture Exchange, PMI) from February 24, 2010 to November 5, 2013.

Mr. Scholz has been our Executive Director since August 25, 2008 and the Chairman of our Board of Directors and one of our directors since April 10, 2007. Since May 2004, he has acted as the Chairman of the Board of Directors for DWM Petroleum AG, and from May 2004 to April 2007, he acted as Chief Executive Officer for DWM Petroleum AG. Mr. Scholz earned his Engineering degree in 1975 and MSc equivalent in Physics in 1979 at University (Bremen) Engineer for Electro Technology and University for Technology (Bremen), respectively.

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

We believe Dr. Schenz is qualified to serve on our Board of Directors because of his extensive energy experience. Dr. Schenz has over 30 years of experience in the energy sector, which he obtained with OMV AG. Dr. Schenz sits on various boards of private and listed companies in Europe. We believe Dr. Schenz’s strong network to investment banking firms as well as sovereign funds will prove invaluable to us as we attempt to grow our company.

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

During his tenure at OMV AG Dr. Ladwein had the following management positions: from 1990 to 1992, he was the Head of Exploration and Research in Austria and neighboring countries; from 1992 to 1997, he was the General Manager of OMV AG in Libya; the first operated international venture of OMV AG in exploration and production and the first oil field development for OMV AG abroad. He renegotiated agreements and acquired new licenses; from 1997 to 2001, he was the General Manager of OMV AG Albania; he restructured the joint venture and started exploration with new partners in new licenses; from 2002 to 2004, he was the General Manager of OMV AG Pakistan; he restructured the company and built it up to the largest foreign producer, acquired operations of another company and incorporated company into OMV AG, acquired additional licenses and successful implementation of Corporate Social Responsibility, which was base for roll out in OMV AG. From 2004 to 2008, he was a member of the Petrom SA Board of Directors and Executive Director Exploration and Production; he was a main contributor to OMV Group results, restructuring of a privatized company and integration into OMV AG, changing it to be an efficient operator including successful implementation of environment policies, restructuring and acquisition of a major service company to Petrom. Petrom had exploration and production activities in Kazakhstan, Turkmenistan and Russia. Since 2008, he has worked as an independent oil and gas consultant. Dr. Ladwein was a director and a member of the Reserve Committee of Petromanas (TSX Venture Exchange, PMI) from August 26, 2011 to November 5, 2013.

Dr. Ladwein was appointed as one of our directors on September 16, 2010.

Effective November 1, 2011, Dr. Ladwein was appointed to the office of President. Effective March 25, 2013, Dr. Ladwein was appointed to the office of Chief Executive Officer. In this function, Dr. Ladwein reports to the Board of Directors.

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

We believe Mr. Spady is qualified to serve on our Board of Directors because of his extensive background in the natural gas and oil industry throughout the United States and Canada that has spanned more than two decades.

Peter-Mark Vogel, Chief Financial Officer, Treasurer and Secretary

Mr. Vogel was employed as a Senior Financial Analyst and Vice President at Bank Sal. Oppenheim, Zürich, Switzerland from 2000 to July 2005 and holds the Chartered Financial Analyst designation. He was Vice President of the HSBC Research Department in Guyerzeller, Zurich, Switzerland from 1999 to 2000. From 1998 to 1999, he was Vice President of the Research Department Orbitex Finance. He was a Portfolio Manager and Assistant to the Bank’s Executive Committee for Societe Generale from 1995 to 1998. He was Assistant Vice President of Societe Generale, Zurich, Switzerland from 1995 to 1998. From 1993 to 1995 he was the Finance and Regulatory Associate and Regulatory Analyst at Merrill Lynch Capital Markets. He has been a member of the Swiss Society of Investment Professionals since 1999 and a member of the CFA Institute, formerly the Association of Investment Management and Research, since 1999.

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

Nominating Committee

We do not have a nominating committee. Our Board of Directors performs the functions associated with a nominating committee. Generally, nominees for directors are identified and suggested by the members of our Board of Directors or management using their business networks and all of our director nominees were nominated for a seat on the Board of Directors based on prior service as directors to our company. Our Board of Directors has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. We have elected not to have a nominating committee because we are an exploration stage company with limited operations and resources.

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

Corporate Governance and Compensation Committee

Effective March 25, 2013, our Board of Directors established a corporate governance and compensation committee consisting of Darcy W. Spady, Heinz J. Scholz and Michael J. Velletta. Darcy W. Spady is the chair of the corporate governance and compensation committee. Our corporate governance and compensation committee assists our Board of Directors in fulfilling its compensation responsibilities by reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock-based compensation.

Technical Committee

Effective March 25, 2013, our Board of Directors established a technical committee consisting of Dr. Werner Ladwein and Darcy W. Spady. Darcy W. Spady is the chair of the technical committee. Our technical committee assists our Board of Directors with respect to the potential reserves, if any, of our oil and gas property interests.

Audit Committee

Effective December 20, 2010, our Board of Directors established an audit committee. The audit committee currently consists of Michael J. Velletta, Dr. Richard Schenz, and Darcy Spady. Michael J. Velletta is the chair of the audit committee. Our audit committee assists our Board of Directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by our company to regulatory authorities and stockholders, our systems of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes. Our audit committee’s primary duties and responsibilities are to serve as an independent and objective party to monitor our financial reporting and internal control system and review our financial statements, review and appraise the performance of our external auditor and provide an open avenue of communication among our auditor, financial and senior management and our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during year ended December 31, 2014 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Dr. Werner Ladwein	1	1	Nil
Darcy Spady	3	3	Nil

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

a)	all individuals serving as our principal executive officer during the year ended December 31, 2014;
b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 who had total compensation exceeding USD 100,000;

c)	and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2014,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2014 and 2013, are set out in the following summary compensation table (in USD):

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Dr. Werner Ladwein President, Chief Executive Officer[1] and Director	2014	233,853	Nil	Nil	Nil	83,889[4]	317,742
	2013	243,465	Nil	Nil	Nil	88,573[4]	332,038
Peter-Mark Vogel Chief Financial Officer[3] and Chief Executive Officer[2]	2014	233,853	Nil	Nil	Nil	62,786[5]	296,639
	2013	230,990	Nil	Nil	Nil	Nil	230,990
(1)	Appointed Chief Executive Officer effective March 25, 2013
(2)	Served as Chief Executive Officer from November 1, 2011 to March 25, 2013
(3)	Appointed Chief Financial Officer effective August 1, 2013
(4)	Payments for housing and a leased car. Monthly income component corresponds to 0.8% of purchasing price in accordance with Swiss Tax law
(5)	Reimbursement for social security contributions 2009 - 2011

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

The descriptions of the material terms of each contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer or director at the time of, following, or in connection with the resignation, retirement or other termination of a named executive officer or director, or a change in control of our company or a change in the named executive officer’s or director’s responsibilities following a change in control, with respect to each named executive officer or director are provided below.

Compensation for Dr. Werner Ladwein

As of September 16, 2010, we granted Dr. Ladwein stock options to purchase 500,000 shares of our common stock at an exercise price of USD 0.52 per share and 500,000 shares of our common stock at an exercise price of USD 0.65 per share until September 16, 2020. Effective as of February 1, 2013, we and Dr. Ladwein agreed to cancel these stock options.

On September 22, 2011, we granted Dr. Ladwein 2,000,000 shares of our common stock in part as remuneration for valuable services he has already provided to our company and in part as an incentive for him to continue to provide us with his services. On September 22, 2011 we also granted Dr. Ladwein stock options to purchase 1,000,000 shares of our common stock at an exercise price of USD 0.215 per share until September 22, 2021. The options vest in four equal installments over 24 months, with installments vesting on March 22, 2012, September 22, 2012, March 22, 2013 and September 22, 2013.

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

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2014:

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Dr. Werner Ladwein President, CEO and Director	1,000,000 3,000,000	- -	USD 0.215 USD 0.215	Sep 22, 2021[1] Nov 1, 2021[2]	Nil	Nil	Nil	Nil
Peter-Mark Vogel CFO	1,000,000	-	USD 0.215	Sep 22, 2021 [1]	Nil	Nil	Nil	Nil
(1)	These options vested in semiannual installments equal to one-quarter of the total number of shares, beginning with March 22, 2012. Last vesting date was September 22, 2013
(2)	These options vested in semiannual installments equal to one-quarter of the total number of shares, beginning with May 1, 2012. Last vesting date was November 1, 2013

Director Compensation

The following table sets forth for each director, other than a named executive officer, certain information concerning his compensation for the year ended December 31, 2014 (in USD):

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Heinz Scholz Chairman	211,580	Nil	Nil	Nil	Nil	111,037[1]	322,617
Michael Velletta Director	82,499	Nil	Nil	Nil	Nil	26,190[2]	108,689
Dr. Richard Schenz Director	22,591	Nil	Nil	Nil	Nil	Nil	22,591
Darcy Spady Director	29,543	Nil	Nil	Nil	Nil	Nil	29,543
(1)	Payments for a leased car, office rent and social security contributions 2009 -2014. Monthly income component corresponds to 0.8% of purchasing price in accordance with Swiss tax law
(2)	Allowance for office and administrative expenses

Outstanding Equity Awards at Fiscal Year-End of Directors

The following table sets forth for each director, other than a named executive officer, certain information concerning the outstanding equity awards as of December 31, 2014:

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Heinz Scholz Chairman	1,000,000	-	USD 0.215	Sep 22, 2021[1]	Nil	Nil	Nil	Nil
Michael Velletta, Director	1,000,000	-	USD 0.215	Sep 22, 2021[1]	Nil	Nil	Nil	Nil
Dr. Richard Schenz Director	500,000 500,000 1,000,000	- - -	USD 0.680 USD 0.790 USD 0.215	Nov 21, 2018[2] Nov 21, 2018[3] Sep 22, 2021[4]	Nil	Nil	Nil	Nil
Darcy Spady Director	875,000	125,000	6 USD 0.13	5 Feb 01, 2023	Nil	Nil	Nil	Nil
(1)	These options vested in half-yearly installments equal to one-quarter of the total number of shares, beginning with March 22, 2012. Last vesting date was September 22, 2013.
(2)	These options vested in quarterly installments equal to one-twelfth of the total number of shares, beginning with February 10, 2010. Last vesting date was August 10, 2012.
(3)	These options vested in quarterly installments equal to one-twelfth of the total number of shares, beginning with March 16, 2011. Last vesting date was August 10, 2012.
(4)	These options vested in half-yearly installments equal to one-quarter of the total number of shares, beginning with March 22, 2012. Last vesting date was September 22, 2013.
(5)	These options vested in quarterly installments equal to one-eighth of the total number of shares, beginning with May 1, 2013. Last vesting date was February 1, 2015.
(6)	The exercise price is denominated in CAD 0.15, the exchange rate used was the rate disclosed on December 31, 2014 on oanda.com, USD/CAD: 0.86.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by our directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]		Percent of Class[1]
Common Stock	Heinz Scholz Seegartenstrasse 45 Horgen 8810 Switzerland,	17,847,637 [2]	Direct	10.3%
Common Stock	AES Capital Partners, LP 9334 Amber Wood Drive Kirtland, OH 44094 United States of America	15,118,728 [3]	Direct/ Indirect	8.8%
Common Stock	Peter-Mark Vogel Haabweg 2 Baech 8806 Switzerland	11,620,212 [4]	Direct	6.7%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]		Percent of Class[1]
Common Stock	Werner Ladwein Etzelblick-Strasse 1 8834 Schindellegi Switzerland	11,500,000 [5]	Direct	6.7%
Common Stock	Michael J. Velletta 4th Floor, 931 Fort Street Victoria, British Columbia V8V 3K3 Canada	3,750,000 [6]	Direct/ Indirect	2.2%
Common Stock	Richard Schenz Hauptstrasse 70 A-2372 Giesshuebl Austria	2,000,000 7	Direct	1.2%
Common Stock	Darcy W. Spady Suite 577 – 717, 7th Ave. S.W. Calgary, Alberta T2P 0Z3 Canada	1,000,000 [8]	Direct	*
Common Stock	Directors and Executive Officers as a group (6 persons)	47,717,849 [9]		27.7%
* Less than 1%
(1)

Percentage of ownership is based on 166,112,792 shares of our common stock issued and outstanding as of March 31, 2015. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such stock option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Consists of 16,847,637 shares of our common stock and 1,000,000 stock options exercisable within 60 days.
(3)

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

(4)	Consists of 10,620,212 shares of our common stock and 1,000,000 stock options exercisable within 60 days.
(5)	Consists of 7,500,000 shares of our common stock and 4,000,000 stock options exercisable within 60 days
(6)

Consists of 2,750,000 shares of our common stock held by Velletta Resources & Technology Corp., of which Mr. Velletta holds voting and dispositive control and 1,000,000 stock options exercisable within 60 days.

(7)	Consists of 2,000,000 stock options exercisable within 60 days.
(8)	Consists of 1,000,000 stock options exercisable within 60 days.
(9)	Consists of 37,717,849 shares of our common stock and 10,000,000 stock options exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Other than as disclosed below, there has been no transaction, since January 1, 2013, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of USD 120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years (USD 186,400), and in which any of the following persons had or will have a direct or indirect material interest:

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

In 2014, the Company paid consulting fees of USD 299,572 to its Chairman as described above under compensation for Heinz J. Scholz.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation” beginning on page 69.

Director Independence

Our common stock is quoted on the OTCQB, the over-the-counter market operated by OTC Markets Group, which does not impose any director independence requirements. We are also listed on the TSX Venture Exchange which imposes director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation. Using this definition of independent director, we have two independent directors, Dr. Richard Schenz and Darcy Spady.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by BDO Visura International AG, our independent registered public accounting firm, for the years ended December 31, 2014 and 2013:

BDO Fees (in USD)	2014	2013
Audit fees	286,772	204,992
Audit-related fees	-	-
Tax fees	44,612	42,547
Other fees	-	-
Total fees	331,384	247,539

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

Number	Description
10.5	2007 Revised Omnibus Plan (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)
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

10.12	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.13	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.14	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.15	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.16	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.17	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.18	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)
10.19	Form of Lock-Up Agreement with Raymond James Ltd. and executive officers and directors (incorporated by reference to an exhibit to our Registration Statement on Form S-1/A filed on April 28, 2011)
10.20	Escrow Agreement dated May 3, 2011 with Equity Financial Trust Company and our officers and directors (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.21	Share Purchase Agreement dated December 31, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 15, 2015)
10.22	Amendment 1 to Share Purchase Agreement effective December 31, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 15, 2015)
10.23	Amendment 2 to Share Purchase Agreement effective April 30, 2013 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 15, 2015)
10.24	Amendment 3 to Share Purchase Agreement effective April 30, 2013 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 15, 2015)
10.25	Form of Amendment to IR Consulting Agreement dated February 1, 2013 with General Research GmbH (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)
10.26	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)
10.27	Form of Stock Option Cancellation Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)

Number	Description
10.28	Consulting agreement dated June 18, 2013 with Undiscovered Equities Inc. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 11, 2013)
10.29	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 11, 2013)
10.30	Loan Agreement dated August 8, 2013 between DWM Petroleum AG and Tulip Fund NV (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 19, 2013)
10.31	Supplement Agreement to Share Purchase Agreement effective September 27, 2013 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 31, 2014)
10.32	Private Placement Agreement dated November 29, 2014 with Stichting VB Vagobel (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 1, 2014)
10.33	Broker Agreement dated September 26, 2014 with Sidewinder Investment AG (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 1, 2014)
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(21)	Subsidiaries
21.1*	Subsidiaries of MNP Petroleum Corporation
(23)	Consents of Experts and Counsel
23.1*	Consent of BDO Visura International AG
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MNP PETROLEUM CORPORATION

By: /s/ Dr. Werner Ladwein

Dr. Werner Ladwein
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Werner Ladwein
Dr. Werner Ladwein
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: March 31, 2015

/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: March 31, 2015

/s/ Heinz J. Scholz
Heinz J. Scholz
Chairman and Executive Director
Date: March 31, 2015

/s/ Michael J. Velletta
Michael J. Velletta
Executive Director
Date: March 31, 2015

/s/ Richard Schenz
Richard Schenz
Director
Date: March 31, 2015

/s/ Darcy Spady
Darcy Spady
Director
Date: March 31, 2015