Form 10-Q
period 2015-03-31
MNP Petroleum Corp
filed 2015-05-20
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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
166,112,792 shares of common stock as of May 20, 2014.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements.

MNP PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	03.31.2015	12.31.2014
	USD	USD
ASSETS
Cash and cash equivalents	607,914	1,369,778
Restricted cash	98,489	208,621
Accounts receivable	12,283	14,359
Investment in associate (Petromanas)	19,770	206,382
Prepaid expenses and other current assets	202,194	184,506
Total current assets	940,650	1,983,646

Tangible fixed assets	77,347	83,254
Investment	12,000,000	-
Oil and gas properties (unproved)	1,006,253	687,645
Receivable due from related party	44,832	-
Other non-current assets	529,250	586,697
Transaction prepayment	-	12,000,000
Total non-current assets	13,657,682	13,357,596

TOTAL ASSETS	14,598,332	15,341,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	1,468,572	1,165,472
Other accrued expenses	154,800	146,825
Total current liabilities	1,623,372	1,312,297

Pension liabilities	340,349	340,349
Total non-current liabilities	340,349	340,349

TOTAL LIABILITIES	1,963,721	1,652,646

Common Stock (600,000,000 shares authorized as of March 31, 2015 and December 31, 2014, USD 0.001 par value, 172,592,292 shares issued, 166,112,792 shares outstanding)	172,592	172,592
Additional paid-in capital	78,646,245	78,622,945
Treasury stock	(551,018)	(551,018)
Accumulated deficit	(65,684,209)	(64,606,924)
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY	12,634,611	13,688,596

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	14,598,332	15,341,242

MNP PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

	For the three months ended
	03.31.2015	03.31.2014
	USD	USD
OPERATING REVENUES
Revenues	-	-
Total revenues	-	-

OPERATING EXPENSES
Personnel costs	(430,855)	(399,660)
Exploration costs	(139,000)	(292,428)
Depreciation	(9,486)	(12,150)
Consulting fees	(238,867)	(331,396)
Administrative costs	(294,572)	(310,561)
Total operating expenses	(1,112,780)	(1,346,195)

NON-OPERATING INCOME / (EXPENSES)
Exchange differences	54,040	(26,479)
Change in fair value of investment in associate	(18,572)	1,619,803
Interest income	36	-
Interest expense	(9)	(68)
Total non-operating income	35,495	1,593,256

Income/(Loss) before taxes	(1,077,285)	247,061

Income taxes	-	(2,739)
Net income/(loss)	(1,077,285)	244,322

Net comprehensive income/(loss)	(1,077,285)	244,322

Weighted average number of outstanding shares (basic)	166,112,792	172,592,292
Weighted average number of outstanding shares (diluted)	166,112,792	172,592,292

Basic earnings/(loss) per share	(0.01)	0.00
Diluted earnings/(loss) per share	(0.01)	0.00

MNP PETROLEUM CORPORATION

CONSOLIDATED CASH FLOW STATEMENTS - UNAUDITED

	For the three months ended
	03.31.2015	03.31.2014
	USD	USD
OPERATING ACTIVITIES
Net income/(loss)	(1,077,285)	244,322

To reconcile net loss to net cash used in operating activities
Change in fair value of investment in associate	18,572	(1,619,803)
Depreciation	9,486	12,150
Exchange differences	(54,040)	26,479
Stock-based compensation	23,300	21,147
Increase in receivables and prepaid expenses	(15,612)	(212,060)
Increase in accounts payable	44,994	287,687
(Decrease) / increase in accrued expenses	7,975	(248,180)
Cash flow used in operating activities	(1,042,610)	(1,488,258)

INVESTING ACTIVITIES
Capitalized oil and gas properties	(3,055)	(106,735)
Purchase of tangible fixed assets and software	(3,579)	(11,740)
Proceeds from sale of investment	162,857	7,570,842
Receivable due from related party	(44,832)	-
Decrease / (increase) restricted cash	110,132	(56,962)
Cash flow from investing activities	221,523	7,395,405

FINANCING ACTIVITIES
Cash flow from financing activities	-	-

Net change in cash and cash equivalents	(821,087)	5,907,147

Cash and cash equivalents at the beginning of the period	1,369,778	3,063,947
Currency translation effect on cash and cash equivalents	59,223	22,265
Cash and cash equivalents at the end of the period	607,914	8,993,359

Supplement schedule of non-cash investing and financing activities:
Offset of impairment of oil and gas properties and renegotiation of accrued expenses	-	312,000
Completion of EPA acquisition, reclass of transaction prepayment to investment	12,000,000	-
Additions in non-current assets not yet paid (accounts payable)	258,106	-

MNP PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

SHAREHOLDERS' EQUITY	Number of shares	Share capital	Additional paid-in capital	Treasury stock	Deficit accumulated	Accumulated other comprehensive income	Total share- holders' deficit

Balance January 1, 2015	172,592,292	172,592	78,622,945	(551,018)	(64,606,924)	51,001	13,688,596
Stock-based compensation	-	-	23,300	-	-	-	23,300
Net loss for the year	-	-	-	-	(1,077,285)	-	(1,077,285)
Balance March 31, 2015	172,592,292	172,592	78,646,245	(551,018)	(65,684,209)	51,001	12,634,611

1.	BASIS OF PRESENTATION

The financial statements presented in this Form 10-Q comprise MNP Petroleum Corporation (“MNP” or the “Company”) and its subsidiaries (collectively, the “Group”). The unaudited interim Consolidated Financial Statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and present our financial position, results of operations, cash flows and changes in stockholder’s equity. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company is in the business of exploring for oil and gas, primarily in Central and East Asia. If the Company discovers sufficient reserves of oil or gas, it intends to exploit them. The Company has not commenced planned principal operations and therefore has not realized any revenues to date. The Company carries out its operations both directly and through participation in ventures with other oil and gas companies. It is actively involved in exploration projects in Tajikistan and Mongolia. In addition, the Company recently purchased a stake in producing oilfields in Tajikistan. As the Company currently depends upon funding from various sources to continue operations and to implement its growth strategy, the Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s licenses.

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

The condensed consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. Our cash balance as of March 31, 2015 was USD 706,403, of which USD 98,489 has been restricted leaving a balance of USD 607,914. Additionally, the Group has 500,000 shares in PMI valuing the investment at USD 19,770.

These matters raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our expected monthly burn rate of USD 354,335 on basic operational activities we estimate that we have sufficient working capital to fund operations for two months.

In order to continue to fund operations for the next twelve months and implement the geological work program for our projects in Central Asia as well as to finance continuing operations, the Group will require further funds. We are currently in negotiations to receive funds through additional equity and/or debt financing through either the Stichting VB Vagobel transaction disclosed to the market on September 9, 2014 or through the US-Dubai consortium outlined in a press release dated April 1, 2015. Furthermore, the Company is in negotiations with a third party on a bridge facility. As of May 20, 2015 Vagobel was in material breach of the contract. The Company has informed Stichting VB Vagobel of this material breach of the contract and since Vagobel has not cured the breach, the Company is evaluating the next steps with its Dutch counsel. If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments. If the Company is unable to obtain such funding, or complete farming-out projects, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition.

3.	ACCOUNTING POLICIES

The accompanying financial data as of March 31, 2015 and December 31, 2014 and for the three month periods ended March 31, 2015 and 2014, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group's Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2015 and December 31, 2014, results of operations for the three month periods ended March 31, 2015 and 2014, cash flows for the three month periods ended March 31, 2015 and 2014 and statement of shareholders’ equity/(deficit) for the period from January 1, 2015 to March 31, 2015, as applicable, have been made. The result of operations for the three month periods ended March 31, 2015 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

On January 15, 2015, MNP Petroleum Corporation acquired a 65% equity interest in EPA.at Beteiligungs-gesellschaft mbH (“EPA”) shown in note 7. Due to this acquisition, the Group has updated its accounting policies as follows.

Investments

Investments in the common stock of entities in which the company owns a minority interest and is unable to exercise significant influence are accounted for using the cost method. If the Company is unable to obtain consolidated financial statements on a timely basis, it accounts for its investments using the cost method.

The fair value of our cost method investment is not estimated as there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and we have determined that it is not practicable to estimate the fair value of the investment. Any earnings distributed by the investee are presented as dividend income on the statements of comprehensive income/loss.

Reclassifications

In the prior period balance sheet an amount of USD 586,697 was reclassified from “Prepaid expenses and other current assets” to “Other non-current assets” to conform to the current period presentation since this amount constitutes prepayments for “Oil and gas properties (unproved)” and therefore is non-current in nature.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements in the first quarter of 2015.

5.	CASH AND CASH EQUIVALENTS

	USD	USD	USD	(held in other	USD Total	USD Total
	(held in USD)	(held in EUR)	(held in CHF)	currencies)	Mar 31, 2015	Dec 31, 2014

Cash and cash equivalents	376,148	64,247	160,208	7,311	607,914	1,369,778

Cash and cash equivalents are available to the Group without restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

6.	TANGIBLE FIXED ASSETS

2015 (in USD)	Office equipment & furniture	Vehicles	Leasehold improvements	Total
Cost at Jan 1, 2015	53,770	115,773	7,269	176,812
Additions	3,579	-	-	3,579
Disposals	-	-	-	-
Cost at Mar 31, 2015	57,349	115,773	7,269	180,391
Accumulated depreciation at Jan 1, 2015	(29,655)	(62,958)	(945)	(93,558)
Depreciation	(3,334)	(5,789)	(363)	(9,486)
Disposals	-	-	-	-
Accumulated depreciation at Mar 31, 2015	(32,989)	(68,747)	(1,308)	(103,044)
Net book value at Jan 1, 2015	24,115	52,815	6,324	83,254
Net book value at Mar 31, 2015	24,360	47,026	5,961	77,347

Depreciation expense for the three month periods ended March 31, 2015 and 2014 was USD 9,486 and USD 12,150 respectively.

7.	INVESTMENT

On January 15, 2015, MNP Petroleum Corporation acquired a 65% interest in EPA.at Beteiligungs-gesellschaft mbH (“EPA”) for the purpose of diversifying its portfolio of oil and gas exploration and production assets. Total consideration paid was USD 12,000,000.

EPA, a company registered in Vienna, Austria, holds a 57.42% interest in the company Petroleum Sugd LLC (“PSL”), which owns 10 producing oil and gas fields in the north of Tajikistan. Through its investment, EPA participates in the profits from the sale of oil and gas.

The acquisition of EPA was accounted for using the cost method as although the Company owns a 65% equity interest, under ASC 810, EPA is considered to be a variable interest entity and the other EPA shareholder has veto rights which limit the power of the Company to make significant decisions. In addition, as Petroleum Sugd LLC operates in the Republic of Tajikistan it is not subject to such stringent reporting deadlines as in the US. The difference between the financial reporting dates of the investee and the Company is over the allowed period in accordance with ASC 323, and as such the investment may not be presented under the equity method.

Investments at cost (in USD)	Mar 31, 2015	Dec 31, 2014
EPA	12,000,000	-
Total investments at cost	12,000,000	-

During the three month period ended March 31, 2015, the investment balance has not been evaluated for impairment.

8.	OIL AND GAS PROPERTIES

Capitalized exploration costs	Mar 31, 2015	Dec 31, 2014
Unproved, not subject to depletion	1,006,253	687,645
Proved subject to depletion	-	-
Accumulated depletion	-	-
Total capitalized exploration costs	1,006,253	687,645

On May 28, 2014, the Company wrote to the Petroleum Authority of Mongolia requesting the moratorium be extended an additional year. As at March 31, 2015, the Company has not received any response to its request. If the moratorium is extended, the Company plans to begin drilling activities once the full evaluation of the new area is completed and drillable economic structures are available to fulfill outstanding commitments.

During the year ended December 31, 2014, the Company’s capitalized balance of USD 687,645 consisted of the following. Well site preparation costs of Kayrakkum B in the Republic of Tajikistan in the amount of USD 514,368 and one well design and drilling equipment in Mongolia in the amount USD 173,277.

Additionally, as of March 31, 2015, the Company has reclassed USD 315,553 from prepaid expenses to oil and gas properties for casings and well heads that have been received and USD 3,055 relating to the storage of this well site equipment in the Republic of Tajikistan has been capitalized.

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

During the three month periods ended March 31, 2015 and 2014 the Company did not grant any options.

The following table shows the Company's outstanding and exercisable stock options as of March 31, 2015:

Outstanding Options 2015	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding at December 31, 2014	12,300,000	USD 0.24	6.21
Granted	-	-	-
Exercised	-	-	-
Forfeited, canceled or expired	-	-	-
Outstanding at Mar 31, 2015	12,300,000	USD 0.24	5.97
Exercisable at Mar 31, 2015	11,887,500	USD 0.24	5.97

The following table depicts the Company’s non-vested options as of March 31, 2015 and changes during the period:

Non-vested options	Shares under option	Weighted-average grant date fair value
Non-vested at December 31, 2014	1,043,750	USD 0.06
Non-vested granted	-	-
Vested	(631,250)	USD 0.06
Non-vested, forfeited or canceled	-	-
Non-vested at Mar 31, 2015	412,500	USD 0.06

As of March 31, 2015, the expected total of unrecognized compensation costs related to unvested stock-option grants was USD 21,988. The Company expects to recognize this amount over a weighted average period of 0.79 years.

9.2.	Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

Stock based compensation	Three month period ended
expenses	Mar 31, 2015	Mar 31, 2014
Option grants	23,300	21,147
Total	23,300	21,147
Recorded under “Personnel”	5,042	8,375
Recorded under “Consulting fees”	18,258	12,772

10.	SHAREHOLDERS’ EQUITY

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

During the three month period ended March 31, 2015, the Company did not repurchase any shares of common stock.

11.	RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of MNP Petroleum Corporation and the entities listed in the following table:

Company	Country	Equity share Mar 31, 2015	Equity share Dec 31, 2014
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Calgary (3)	Canada	0.07%	0.6%
CJSC Somon Oil Company, Dushanbe (4)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (5)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (6)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (7)	Mongolia	74%	74%
Gobi Energy Partners GmbH (8)	Switzerland	74%	74%
TF Petroleum AG (9)	Switzerland	100%	100%
EPA.at Beteiligungsgesellschaft mbH (10)	Austria	65%	-
Petroleum Sugd LLC (11)	Tajikistan	37.3%	-

(1)	Included Branch in Albania that was sold in February 2010.
(2)	Founded in 2007.
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
(4)

CJSC Somon Oil Company was founded by DWM Petroleum AG. As CJSC Somon Oil has been in a loss position since its inception its inception and MNP is legally required to fund the losses, no no-controlling interest has been recorded.

(5)	Founded in 2008.
(6)	Manas Chile Energia Limitada was founded by Manas Management Services Ltd.; founded in 2008.
(7)	Gobi Energy Partners LLC was founded in 2009 by DWM Petroleum AG (formerly Manas Gobi LLC). Gobi Energy Partners GmbH holds record title to 100% of Gobi Energy Partners LLC.
(8)

Gobi Energy Partners GmbH was founded in 2010. DWM Petroleum AG holds 74% of Gobi Energy Partners GmbH. The Company determined that no value needs to be ascribed to the non-controlling interest due to the fact that the non-controlling parties do not carry any costs.

(9)

TF Petroleum was founded in 2012 Pursuant to the Supplement Agreement dated March 31, 2014; DWM Petroleum AG acquired 100% for a purchase price of CHF 1.00 (USD 1.13) pursuant to a Share Purchase Agreement signed on April 4, 2014.

(10)

EPA, founded in 2003, is registered in Vienna, Austria and holds a 57.42% interest in the company Petroleum Sugd LLC; TF Petroleum acquired 65% for a purchase price of USD 12,000,000 on January 15, 2015; EPA is accounted for under the cost method.

(11)	Founded in 2000, registered in the Republic of Tajikistan.

-	Related parties

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

Related parties’ transactions	Three month period ended
	Mar 31, 2015	Mar 31, 2014
Affiliates
Management services performed to Petromanas*	-	(278)
Receivable due from EPA	44,832	-
Board of directors
Payments to directors for office rent	6,446	18,490
Payments to related companies controlled by
directors for rendered consulting services	58,581	74,159

* Services invoiced or accrued are recorded as contra-expense in personnel cost and administrative cost.

12.	COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Kyrgyz Republic, Republic of Tajikistan, Mongolia and Chile)

In the ordinary course of business, members of the Group doing business in Mongolia, Republic of Tajikistan, the Kyrgyz Republic, and Chile may be subject to legal actions and complaints. Management believes that the ultimate liability, if any, arising from such actions or complaints will not have a material adverse effect on the financial condition, the results of future operations or cash flows of the associates/subsidiaries in Mongolia, Republic of Tajikistan, the Kyrgyz Republic and Chile.

Management believes that the members of the Group are in substantial compliance with the tax laws affecting their respective operations in the Kyrgyz Republic, Republic of Tajikistan and Mongolia. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

Work program and social responsibility project

On June 10, 2014, the governor of the Farkhor district of Tajikistan decreed that the Petroleum Sugd has a two year funding obligation related to a social responsibility project concerning the construction of a secondary school in this district. Additionally, in the fourth quarter of 2014, Petroleum Sugd LLC completed its 2015 work program budget. EPA, as a 57.42% owner of Petroleum Sugd has a funding obligation that amounts to USD 14.9 million relating to its portion of this 2015 work program for Petroleum Sugd in Tajikistan. The Company agreed to fulfill these commitments on EPA’s behalf.

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

Pension expense	Three month period ended
	Mar 31, 2015	Mar 31, 2014
Net service cost	20,519	4,106
Interest cost	3,033	5,404
Expected return on assets	(2,197)	(4,417)
Amortization of loss	10,559	5,812
Net periodic pension cost	31,913	10,906

During the three month periods ended March 31, 2015 and 2014, the Company made cash contributions of USD 128,121 and USD 112,364, respectively, to its defined benefit pension plan. The Company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2015.

14.	FAIR VALUE MEASUREMENT

14.1. Fair Value Measurements

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets carried at fair value are classified in one of the three categories as follows. Financial assets and liabilities carried at fair value as of March 31, 2015:

Financial assets 2015 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	19,770	-	-
Total	19,770	-	-

Financial assets and liabilities carried at fair value as of December 31, 2014:

Financial assets 2014 (in USD)	Level 1	Level 2	Level 3
Investment in associate (Petromanas)	206,382	-	-
Total	206,382	-	-

14.2. Fair Value of Financial Instruments

In addition to the methods and assumptions the Company uses to record the fair value of financial instruments as discussed in the Fair Value Measurements section above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments.

•	Cash and cash equivalents – carrying amount approximated fair value.
•	Restricted cash – carrying amount approximated fair value.
•	Accounts receivable – carrying amount approximated fair value.
•	Investment in Petromanas – the fair value was calculated based on quoted market prices.
•	Accounts Payable – carrying amount approximated fair value.

The fair value of the Company’s financial instruments is presented in the table below (in USD):

	Mar 31, 2015		Dec 31, 2014
	Carrying	Fair Value	Carrying	Fair Value	Fair Value	Reference
	Amount		Amount		Levels
Cash and cash equivalents	607,914	607,914	1,369,778	1,369,778	1	Note 5
Restricted cash	98,489	98,489	208,621	208,621	1
Accounts receivable	12,283	12,283	14,359	14,359	1
Investment in Petromanas	19,770	19,770	206,382	206,382	1
Accounts Payable	1,468,572	1,468,572	1,165,472	1,165,472	1

15.	EARNINGS PER SHARE

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three month period ended
	Mar 31, 2015	Mar 31, 2014
Company posted	Net loss	Net income
Basic weighted average shares outstanding	166,112,792	172,592,292
Dilutive effect of common stock equivalents:
- stock options and non-vested stock under employee compensation plans	-	-
Diluted weighted average shares outstanding	166,112,792	172,592,292

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

	Three month period ended
Stock equivalent	Mar 31, 2015	Mar 31, 2014
Options	12,300,000	12,100,000
Warrants	-	44,450,500
Total	12,300,000	56,550,500

16.	SUBSEQUENT EVENT(S)

N/A

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this quarterly report. Examples of forward-looking statements made in this quarterly report include statements pertaining to, among other things:

•	management’s assessment that our company is a going concern;
•	our plans to rehabilitate a producing asset in Tajikistan;
•	our plans to form a new consortium to pursue Somon Oil’s project in Tajikistan;
•	the quantity of potential natural gas and crude oil resources;
•	potential natural gas and crude oil production levels;
•	capital expenditure programs;
•	projections of market prices and costs;
•	supply and demand for natural gas and crude oil;
•	our need for, and our ability to raise, capital; and
•	treatment under governmental regulatory regimes and tax laws.

The material assumptions supporting these forward-looking statements include, among other things:

•	our monthly burn rate of approximately USD 354,335 (corporate USD 239,671, ventures USD 114,664) for our operating costs excluding exploration expenses;
•	our ability to obtain necessary financing on acceptable terms;
•	timing and amount of capital expenditures;
•	our ability to obtain necessary drilling and related equipment in a timely and cost-effective manner to carry out exploration activities;
•	our venture partners’ successful and timely performance of their obligations with respect to the exploration programs in which we are involved;
•	retention of skilled personnel;
•	the timely receipt of required regulatory approvals;
•	continuation of current tax and regulatory regimes;
•	current exchange rates and interest rates; and
•	general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•	our ability to establish or find resources or reserves;
•	our need for, and our ability to raise, capital;
•	our need for, and our ability to obtain, regulatory and stock exchange approval for our proposed acquisition in Tajikistan;
•	volatility in market prices for natural gas and crude oil;
•	liabilities inherent in natural gas and crude oil operations;
•	uncertainties associated with estimating natural gas and crude oil resources or reserves;
•	competition for, among other things, capital, resources, undeveloped lands and skilled personnel;
•	political instability or changes of law in the countries we operate and the risk of terrorist attacks;
•	assessments of the acquisitions;
•	geological, technical, drilling and processing problems; and
•	other factors discussed under the section entitled “Risk Factors” in our annual report on Form 10-K filed on March 31, 2015.

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

As used in this quarterly report, the terms “we”, “us”, and “our” refer to MNP Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, DWM Energy AG (formerly Manas Petroleum AG), a Swiss company, Manas Management Services Ltd., a Bahamian company, and TF Petroleum AG, a Swiss company, and its partially owned subsidiaries CJSC Somon Oil Company, a Tajikistan company, Gobi Energy Partners GmbH, a Swiss company, and Gobi Energy Partners LLC, a Mongolian company, its 65% interest in Energy Partners Austria Beteiligungsgesellschaft mbH, an Austria registered company and its 57.42% equity interest in Petroleum Sugd LLC, a Tajik company, held by EPA, as the context may require.

The following discussion and analysis provides a narrative about our financial performance and condition that should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in this quarterly report.

Overview of Business Operations

We are in the business of exploring for and producing oil and gas, primarily in Central and East Asia. If we discover sufficient reserves of oil or gas, we intend to exploit them. Although we are currently focused primarily on projects located in certain geographic regions, we remain open to attractive opportunities in other areas. Since the acquisition of 65% of the equity in EPA, we have a 37.32% working interest in ten oil fields located in the Fergana basin in Tajikistan.

We carry out our operations both directly and through participation in ventures with other oil and gas companies. We are actively involved in projects in Mongolia and Tajikistan.

We have no operating income to date, however, we are eligible to any profit or loss from our investment in EPA. Therefore, we depend upon funding from various sources to continue operations and to implement our established work program.

Results of Operations (the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014)

Net income/net loss

Net loss for the three month period ended March 31, 2015 was USD 1,077,285 compared to net income of USD 244,322 for the same period in 2014. This decrease of USD 1,321,607 was primarily due to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the three month period ended March 31, 2015, decreased to USD 1,112,780 from USD 1,346,195 reported for the same period in 2014. This is a decrease of 17% in our total operating expenses and is mainly due to reduction in exploration costs and consulting fees.

Personnel costs

For the three month period ended March 31, 2015, personnel costs increased to USD 430,855 from USD 399,660 for the same period in 2014. This increase of 8% is attributable to higher costs related to our operations in Tajikistan.

Exploration costs

For the three month period ended March 31, 2015, we incurred exploration costs of USD 139,000 as compared to USD 292,428 for the same period in 2014. This is a decrease of 52% and is due to decreased exploration activity at our project in Tajikistan and Mongolia.

Consulting fees

For the three month period ended March 31, 2015, we incurred consulting fees of USD 238,867 as compared to consulting fees of USD 331,396 for the same period in 2014. This is a decrease of 28% and is primarily attributable to a reduction in consulting costs related to regulatory and legal services.

Administrative costs

For the three month period ended March 31, 2015, we recorded administrative costs of USD 294,572 compared to USD 310,561 for the same period in 2014. This decrease of 5% is mainly attributable to a reduction in travel costs and bank charges.

Non-operating income/expense

For the three month period ended March 31, 2015, we recorded a non-operating income of USD 35,495 compared to a non-operating income of USD 1,593,256 for the same period in 2014. This is a decrease of USD 1,557,761 and is mainly attributable to a change in the value of our investment in Petromanas.

For the three month period ended March 31, 2015, we recorded a decrease in fair value of investment in associate (Petromanas) of USD 18,572 compared to an increase in fair value of investment in associate of USD 1,619,803 for the same period in 2014.

Liquidity and Capital Resources

Our cash balance as of March 31, 2015 was USD 607,914. Shareholders’ equity as of March 31, 2015 was USD 12,634,611. As of March 31, 2015, total current assets were USD 940,650 and total current liabilities were USD 1,623,372, resulting in net working capital of USD (682,722). Of our cash balance at March 31, 2015, USD 607,914 was on bank accounts of MNP Petroleum Corp. and its subsidiaries. Since our company considers foreign subsidiaries to be permanently invested, taxes will be due in the event of repatriation.

We initially owned 200,000,000 shares of Petromanas Energy. Since July 6, 2012, we sold 100,000,000 of these shares to various purchasers. After the sale of a further 4,000,000 Petromanas shares on October 25, 2013, 46,000,000 Petromanas shares on November 5, 2013, 42,000,000 between February 26, 2014 and March 6, 2014 respectively and a further 7,500,000 between March 16, 2015 and March 27, 2015, we hold 500,000 common shares of Petromanas.

Cash Flows (in USD)

	Three month period ended
	Mar 31, 2015	Mar 31, 2014
Net Cash used in Operating Activities	(1,042,610)	(1,488,258)
Net Cash from Investing Activities	221,523	7,395,405
Net Cash used in Financing Activities	-	-
Change in Cash and Cash Equivalents during the period	(821,087)	5,907,147

Operating Activities

Net cash used in operating activities of USD 1,042,610 for the three month period ended March 31, 2015 changed from net cash used in operating activities of USD 1,488,258 for the same period in 2014. This decrease in net cash used in operating activities of USD 445,684 is mainly due to a reduction in operating activities and a change in fair value of investment

Investing Activities

Net cash from investing activities of USD 221,523 for the three month period ended March 31, 2015 changed from net cash from investing activities of USD 7,395,405 for the same period in 2014. This decrease of USD 7,173,882 in cash from investing activities is mainly attributable to a reduction in proceeds from the sale of investment.

Financing Activities

During the three month period ended March 31, 2015 and 2014 there were no cash flows from or used in financing activities.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months (in USD):

Expenses	Amount in USD
Corporate	2,876,052 [1]
Kyrgyzstan	28,800 [1]
Mongolia	71,791 [2]
Tajikistan - Exploration	1,053,538 [3]
Tajikistan - Rehabilitation	101,834 [4]
Business Development	120,000
Total	4,252,015

(1)	The information presented in the table above includes the costs related to our normal operational activities only.
(2)

The information presented in the table above includes the costs related to our normal operational activities. It does not include financial commitments as we are subject to certain expenditures and commitments in order to maintain our licenses which are currently pending re-negotiations.

(3)	The information presented in the table above includes the costs related to our normal operational activities but does not include any drilling activity.
(4)	The information presented in the table above includes the costs related to our normal operational activities but does not include any drilling activity.

Our monthly burn rate (excluding exploration, drilling equipment) amounts to approximately USD 354,335 (corporate USD 239,671, ventures USD 114,664). Considering our net working capital and our shares in Petromanas Energy Inc., we believe that we are able to fund our planned operations for the next two months.

These matters raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue to fund operations for the next twelve months and implement the geological work program for our projects in Central Asia as well as to finance continuing operations, the Group will require further funds. We are currently in negotiations to receive funds through additional equity and/or debt financing through either the Stichting VB Vagobel transaction disclosed to the market on September 9, 2014 or through the US-Dubai consortium outlined in a press release dated April 1, 2015. Furthermore, the Company is in negotiations with a third party on a bridge facility. As of May 20, 2015 Vagobel was in material breach of the contract. The Company has informed Stichting VB Vagobel of this material breach of the contract and since Vagobel has not cured the breach, the Company is evaluating the next steps with its Dutch counsel. If we are not able to raise the required funds, we would consider farming-out projects in order to reduce our financial commitments. If the Company is unable to obtain such funding, or complete farming-out projects, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition.

EPA.at Beteiligungsgesellschaft mbH

On January 15, 2015, MNP Petroleum Corporation (the “Company”) acquired a 65% equity interest in EPA for the purpose of diversifying its portfolio of oil and gas exploration and production assets. Total consideration paid was USD 12,000,000. The purchase price was partially funded through available cash resources as well as from the proceeds from the sale of a separate investment.

EPA, a company registered in Vienna, Austria, holds a 57.42% interest in the company Petroleum Sugd LLC, which owns 10 producing oil and gas fields in the north of Tajikistan. Through its equity investment, EPA participates directly in the profits from the sale of oil and gas.

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

Our interest in the Somon Oil project was fully carried by Santos International Ventures Pty Ltd pursuant to a 2007 Option Agreement but, on December 21, 2012, Santos International informed us that it had decided not to pursue its option. Santos International continued to fund Somon Oil’s operations through January, 2013. During 2013 Santos transferred all data to DWM Petroleum and Somon Oil. Reprocessing and reinterpretation resulted in a new sequence of drilling candidates. Based on its review of the data, Somon Oil continues to be confident in the project’s high exploration potential and we are actively working on establishing a new consortium. There are no liquidated damages in case of failure. On January 16, 2014, Somon Oil entered into a contract with JSC Sugdnaftugaz for the construction of the drilling location and the access road for the Kayrakkum B exploration well. The work at the Kayrakkum B well site was completed without incident in June 2014. On March 20, 2014, Somon Oil entered into a purchase agreement for the wellhead and the first two casing sections for Kayrakkum B, with Dongying Qihai Petroleum Engineering Co., Ltd, based in the PR of China. After the manufacturing, all materials will be delivered to Mahram Base for storage, close to the Kayrakkum B location. On June 24 and 26, both casing sections were delivered and unloaded at Mahram Base. The ordered wellhead sections were completed in June and arrived in July at Mahram Base. Upon the extension of the Western License in February 2015, for three years (until July 25, 2017), we continued with the second contract for casings, to be supplied during Q2 of 2015. The third contract for the supply of the remaining casings was entered into on February 27, 2015.

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

Item 2. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 3. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our properties, or the properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes for the three month period ended March 31, 2015 from the risk factors disclosed in the 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchase of equity securities by the issuer and affiliated purchasers

None.

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

3.3	Certificate of Amendment to Articles of Incorporation filed on April 22, 2013 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on May 20, 2013)
3.4	Certificate of Amendment dated effective January 20, 2014 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 14, 2014)

Number	Description
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on November 1, 2011)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Warrant Indenture dated May 6, 2011 with Equity Financial Trust Company (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Farm-In Agreement, dated October 4, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
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
Date: May 20, 2015

By
/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: May 20, 2015