Form 10-Q
period 2015-06-30
MNP Petroleum Corp
filed 2015-08-19
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
[   ] Yes        [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 166,112,792 shares of common stock as of August 20, 2015.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements.

MNP PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	06.30.2015	12.31.2014
	USD	USD
ASSETS
Cash and cash equivalents	69,816	1,369,778
Restricted cash	100,416	208,621
Accounts receivable	45,406	14,359
Investment in associate (Petromanas)	-	206,382
Prepaid expenses and other current assets	81,472	184,506
Total current assets	297,110	1,983,646

Tangible fixed assets	67,857	83,254
Investment	12,000,000	-
Oil and gas properties (unproved)	1,008,638	687,645
Receivable due from related party	44,832	-
Other non-current assets	530,778	586,697
Transaction prepayment	-	12,000,000
Total non-current assets	13,652,105	13,357,596

TOTAL ASSETS	13,949,215	15,341,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	1,775,577	1,165,472
Other accrued expenses	176,300	146,825
Total current liabilities	1,951,877	1,312,297

Pension liabilities	340,349	340,349
Total non-current liabilities	340,349	340,349

TOTAL LIABILITIES	2,292,226	1,652,646

Common Stock (600,000,000 shares authorized as of June 30, 2015 and December 31, 2014, USD 0.001 par value, 172,592,292 shares issued, 166,112,792 shares outstanding)	172,592	172,592
Additional paid-in capital	78,657,941	78,622,945
Treasury stock (6,479,500 shares)	(551,018)	(551,018)
Accumulated deficit	(66,673,527)	(64,606,924)
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY	11,656,989	13,688,596

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	13,949,215	15,341,242

MNP PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

	For the three months ended		For the six months ended
	06.30.2015	06.30.2014	06.30.2015	06.30.2014
	USD	USD	USD	USD
OPERATING REVENUES
Revenues	-	-	-	-
Total revenues	-	-	-	-

OPERATING EXPENSES
Personnel costs	(417,076)	(377,362)	(847,931)	(777,022)
Exploration costs	(90,323)	(369,636)	(229,323)	(662,064)
Depreciation	(9,490)	(12,120)	(18,976)	(24,270)
Consulting fees	(211,802)	(438,071)	(450,669)	(769,467)
Administrative costs	(260,593)	(422,742)	(555,165)	(733,303)
Total operating expenses	(989,284)	(1,619,931)	(2,102,064)	(2,966,126)

NON-OPERATING INCOME / (EXPENSES)
Exchange differences	48	(18,779)	54,088	(45,258)
Change in fair value of investment in associate	-	1,066,625	(18,572)	2,686,428
Interest income	17	-	53	-
Interest expense	(99)	(85)	(108)	(153)
Total non-operating income/(loss)	(34)	1,047,761	35,461	2,641,017

Loss before taxes	(989,318)	(572,170)	(2,066,603)	(325,109)

Income taxes	-	(2,350)	-	(5,089)
Net loss	(989,318)	(574,520)	(2,066,603)	(330,198)

Net comprehensive loss	(989,318)	(574,520)	(2,066,603)	(330,198)

Weighted average number of outstanding shares (basic)	166,112,792	172,592,292	166,112,792	172,592,292
Weighted average number of outstanding shares (diluted)	166,112,792	172,592,292	166,112,792	172,592,292

Basic loss per share	(0.01)	(0.00)	(0.01)	(0.00)
Diluted loss per share	(0.01)	(0.00)	(0.01)	(0.00)

MNP PETROLEUM CORPORATION

CONSOLIDATED CASH FLOW STATEMENTS - UNAUDITED

	For the six months ended
	06.30.2015	06.30.2014
	USD	USD
OPERATING ACTIVITIES
Net loss	(2,066,603)	(330,198)

To reconcile net loss to net cash used in operating activities
Change in fair value of investment in associate	18,572	(2,686,428)
Depreciation	18,976	24,270
Exchange differences	(54,088)	45,258
Stock-based compensation	34,996	42,294
Decrease / (increase) in receivables and prepaid expenses	71,987	(258,607)
Increase in accounts payable	351,999	244,921
(Decrease) / increase in accrued expenses	29,475	(207,135)
Cash flow used in operating activities	(1,594,686)	(3,125,625)

INVESTING ACTIVITIES
Capitalized oil and gas properties	(5,440)	(281,506)
Capitalized other non-current assets	(1,528)	-
Purchase of tangible fixed assets and software	(3,579)	(10,690)
Proceeds from sale of investment	184,094	7,570,842
Receivable due from related party	(44,832)	-
Decrease / (increase) restricted cash	108,205	(56,639)
Cash flow from investing activities	236,920	7,222,007

FINANCING ACTIVITIES
Repurchase of shares	-	(102,242)
Increase in refundable deposits	-	1,648
Cash flow from financing activities	-	(100,594)

Net change in cash and cash equivalents	(1,357,766)	3,995,788

Cash and cash equivalents at the beginning of the period	1,369,778	3,063,947
Currency translation effect on cash and cash equivalents	57,804	(12,574)
Cash and cash equivalents at the end of the period	69,816	7,047,161

Supplement schedule of non-cash investing and financing activities:
Offset of impairment of oil and gas properties and renegotiation of accrued expenses	-	312,000
Transfer from transaction prepayment to restricted cash due to acquisition of TF Petroleum AG	-	111,656
Completion of EPA acquisition, reclass of transaction prepayment to investment	12,000,000	-
Reclass of non-current assets to oil and gas properties due to delivery	315,553	-
Additions in non-current assets not yet paid (accounts payable)	258,106	-

MNP PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

SHAREHOLDERS' EQUITY	Number of shares issued	Share capital	Additional paid-in capital	Treasury stock	Deficit accumulated	Accumulated other comprehensive income	Total share- holders' equity

Balance January 1, 2015	172,592,292	172,592	78,622,945	(551,018)	(64,606,924)	51,001	13,688,596
Stock-based compensation	-	-	34,996	-	-	-	34,996
Net loss for the year	-	-	-	-	(2,066,603)	-	(2,066,603)
Balance June 30, 2015	172,592,292	172,592	78,657,941	(551,018)	(66,673,527)	51,001	11,656,989

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

2.    GOING CONCERN

The condensed consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. The Company’s cash balance as of June 30, 2015 was USD 170,232, of which USD 100,416 has been restricted leaving a balance of USD 69,816.

These matters raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Group’s expected monthly burn rate of USD 349,616 on basic operational activities, management estimates that the Company has sufficient working capital to fund operations for one month.

In order to continue to fund operations for the next twelve months and implement the work program for the Group’s projects in Central Asia as well as to finance continuing operations, the Group will require further funds.

The Company is currently negotiating additional equity and debt facilities though there can be no assurance that these negotiations will complete and result in a financing. The Company’s current efforts include continuing discussions with Stichting VB Vagobel, which is in material breach of its obligations to complete a transaction initially disclosed on September 9, 2014. The Company has given to Stichting VB Vagobel formal notice that it is in material breach of contract and Vagobel has failed to cure the breach. As Stichting VB Vagobel is physically located in the Netherlands, the Company has retained Dutch counsel and is evaluating next steps.

The Company is also negotiating a potential transaction with a US-Dubai consortium. This transaction was originally announced in a press release dated April 1, 2015, and discussions are ongoing.

On July 15, 2015 MNP Petroleum Corp., through its subsidiary TF Petroleum AG (“TFP”), and C.E.G. International Ltd. (“CEG”), part of a Dubai based renowned Group of Companies, signed a Debt Finance Agreement. Pursuant to the Agreement CEG will procure a credit facility issued by a prime western bank to secure a loan for the Company which is confirmed to be issued by an Austrian based bank. The facility is valid for 12 months with a face value of EUR 10 million (approximately USD 11 million). Also pursuant to the Finance Agreement MNP has agreed to pledge part of its assets as collateral. Both MNP and CEG are in the final stages of completing the process with the banks. However, the proceeds from this bridge provide only temporary relief while the Company pursues a larger facility.

If the Company is not able to raise the required funds, it may consider other alternatives, including a possible farm-out of one or more of its projects in order to reduce short term financial commitments. If the Company is unable to obtain the funding that it needs or arrive at an acceptable alternative solution, the Company will not be able to continue its business. In addition, any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. If the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company’s financial condition.

3.    ACCOUNTING POLICIES

The accompanying financial data as of June 30, 2015 and December 31, 2014 and for the three and six month periods ended June 30, 2015 and 2014, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

The complete accounting policies followed by the Group are set forth in Note 3 to the audited consolidated financial statements contained in the Group‘s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures, if any, of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2015 and December 31, 2014, results of operations for the three and six month periods ended June 30, 2015 and 2014, cash flows for the six month periods ended June 30, 2015 and 2014 and statement of shareholders’ equity for the period from January 1, 2015 to June 30, 2015, as applicable, have been made. The result of operations for the three and six month periods ended June 30, 2015 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

On January 15, 2015, DWM Petroleum AG, the Company’s wholly-owned Swiss subsidiary, acquired a 65% equity interest in EPA.at Beteiligungsgesellschaft mbH (“EPA”). The details of this acquisition are discussed in note 7 to these financial statements, below. Due to this acquisition, the Group has updated its accounting policies as follows.

Investments

Investments in the common stock of entities in which the company owns a minority interest and is unable to exercise significant influence are accounted for using the cost method. If the Company is unable to obtain consolidated financial statements on a timely basis, it accounts for its investments using the cost method.

The fair value of the Company’s cost method investment is not estimated as there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and the Company has determined that it is not practicable to estimate the fair value of the investment at this time. Any earnings distributed by the investee are presented as dividend income on the statements of comprehensive loss.

Reclassifications

In the prior year balance sheet an amount of USD 586,697 was reclassified from “Prepaid expenses and other current assets” to “Other non-current assets” to conform to the current period presentation since this amount constitutes prepayments for “Oil and gas properties (unproved)” and therefore is non-current in nature.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In August 2014, the FASB released Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption. If substantial doubt exists but is not alleviated by management’s plans, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.” In addition, if substantial doubt exists entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern. This ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted.

The Company is in the process of evaluating the impact of ASU 2014-15 and has not adopted it for this reporting period. There have been no other new accounting pronouncements to date in 2015 that are expected to have a material effect on the Company’s consolidated financial statements.

5.    CASH AND CASH EQUIVALENTS

	USD (held in USD)	USD (held in EUR)	USD (held in CHF)	USD (held in other currencies)	USD Total Jun 30, 2015	USD Total Dec 31, 2014

Cash and cash equivalents	27,993	21,174	18,978	1,671	69,816	1,369,778

Cash and cash equivalents are available to the Group without restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

6.    TANGIBLE FIXED ASSETS

2015 (in USD)	Office equipment & furniture	Vehicles	Leasehold improvements	Total
Cost at Jan 1, 2015	53,770	115,773	7,269	176,812
Additions	3,579	-	-	3,579
Disposals	-	-	-	-
Cost at Jun 30, 2015	57,349	115,773	7,269	180,391
Accumulated depreciation at Jan 1, 2015	(29,655)	(62,958)	(945)	(93,558)
Depreciation	(6,672)	(11,577)	(727)	(18,976)
Disposals	-	-	-	-
Accumulated depreciation at Jun 30, 2015	(36,327)	(74,535)	(1,672)	(112,534)
Net book value at Jan 1, 2015	24,115	52,815	6,324	83,254
Net book value at Jun 30, 2015	21,022	41,238	5,597	67,857

Depreciation expense for the six month periods ended June 30, 2015 and 2014 was USD 18,976 and USD 24,270 respectively. Depreciation expense for the three month periods ended June 30, 2015 and 2014 was USD 9,490 and USD 12,120, respectively.

7.    INVESTMENT

On January 15, 2015, DWM Petroleum AG acquired a 65% interest in EPA.at Beteiligungsgesellschaft mbH (“EPA”) for the purpose of diversifying its portfolio of oil and gas assets. Total consideration paid was USD 12,000,000.

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

Investments at cost (in USD)	Jun 30, 2015	Dec 31, 2014
EPA	12,000,000	-
Total investments at cost	12,000,000	-

During the six month period ended June 30, 2015, the investment balance has not been evaluated for impairment.

8.    OIL AND GAS PROPERTIES

Capitalized exploration costs	Jun 30, 2015	Dec 31, 2014
Unproved, not subject to depletion	1,008,638	687,645
Proved subject to depletion	-	-
Accumulated depletion	-	-
Total capitalized exploration costs	1,008,638	687,645

On May 28, 2014, the Company wrote to the Petroleum Authority of Mongolia requesting the moratorium be extended an additional year. As at June 30, 2015, the Company has not received any response to its request.

During the year ended December 31, 2014, the Company’s capitalized balance of USD 687,645 consisted of the following: well site preparation costs of Kayrakkum B in the Republic of Tajikistan in the amount of USD 514,368 and one well design and the cost of certain drilling equipment in Mongolia in the amount USD 173,277.

Additionally, as of June 30, 2015, the Company has reclassed USD 315,553 from prepaid expenses to oil and gas properties for casings and well heads that have been received, and it capitalized USD 5,440 relating to the storage of this well site equipment in the Republic of Tajikistan.

9.    STOCK COMPENSATION PROGRAM

Amended 2011 Stock Option Plan

The Amended 2011 Stock Option Plan, which was approved at Annual Shareholders Meeting dated February 20, 2014, authorizes the Company to issue options to purchase such number of the Company’s common shares as is equal to an aggregate, together with options issued under any prior plan, of up to 34,500,000 shares of the Company’s common stock (it is the type of stock option plan referred to as a “fixed” stock option plan).

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

During the six month periods ended June 30, 2015 and 2014 the Company did not grant any options.

The following table shows the Company‘s outstanding and exercisable stock options as of June 30, 2015:

Outstanding Options 2015	Shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding at December 31, 2014	12,300,000	USD 0.24	5.72
Granted	-	-	-
Exercised	-	-	-
Forfeited, canceled or expired	-	-	-
Outstanding at Jun 30, 2015	12,300,000	USD 0.24	5.72
Exercisable at Jun 30, 2015	11,925,000	USD 0.24	5.69

The following table depicts the Company’s non-vested options as of June 30, 2015 and changes during the period:

Non-vested options	Shares under option	Weighted-average grant date fair value
Non-vested at December 31, 2014	1,043,750	USD 0.06

Non-vested granted	-	-
Vested	(668,750)	USD 0.06
Non-vested, forfeited or canceled	-	-
Non-vested at Jun 30, 2015	375,000	USD 0.06

As of June 30, 2015, the expected total of unrecognized compensation costs related to unvested stock-option grants was USD 10,293. The Company expects to recognize this amount over a weighted average period of 0.89 years.

9.2. Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

Stock based compensation	Three months ended		Six months ended
expenses	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Option grants	11,695	20,980	34,996	42,294
Total	11,695	20,980	34,996	42,294
Recorded under “Personnel”	2,226	8,282	7,269	16,750
Recorded under “Consulting fees”	9,469	12,698	27,727	25,544

10.   SHAREHOLDERS’ EQUITY

Share repurchase program

On May 13, 2014, MNP Petroleum Corp. announced a plan to repurchase up to 8,296,614 of its common shares, or up to five percent of the 172,592,292 common shares that were then outstanding, in a normal course issuer bid to be conducted by Jennings Capital Inc. All purchases of common shares under the bid were effected on the TSX Venture Exchange in accordance with the rules and policies of the TSX Venture Exchange and applicable securities laws. During the course of the bid the Company repurchased an aggregate of 6,479,500 shares of its common stock in the open market, which were booked as treasury shares upon repurchase. The program expired May 18, 2015. During the six month period ended June 30, 2015, the Company did not repurchase any shares of common stock.

11.   RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of MNP Petroleum Corporation and the entities listed in the following table:

Equity share Equity share

Company	Country	Jun 30, 2015	Dec 31, 2014
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Calgary (3)	Canada	0.07%	0.6%
CJSC Somon Oil Company, Dushanbe (4)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (5)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (6)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (7)	Mongolia	74%	74%
Gobi Energy Partners GmbH (8)	Switzerland	74%	74%
TF Petroleum AG (9)	Switzerland	100%	100%
EPA.at Beteiligungsgesellschaft mbH (10)	Austria	65%	-
Petroleum Sugd LLC (11)	Tajikistan	37.3%	-

(1)	Included Branch in Albania that was sold in February 2010.
(2)	Founded in 2007.
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
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

(11)	Founded in 2000, registered in the Republic of Tajikistan.

- Related parties

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

Related parties’ transactions	Three months ended		Six months ended
	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Affiliates
Management services performed to Petromanas*	-	-		(278)
Receivable due from EPA	44,832	-	44,832	-
Board of directors
Payments to directors for office rent	6,406	6,737	12,852	13,463
Payments to related companies controlled by directors for rendered consulting services	58,123	74,273	116,704	148,432

* Services invoiced or accrued are recorded net against expenses in personnel cost and administrative cost.

12.   COMMITMENTS & CONTINGENT LIABILITIES

Legal actions and claims (Kyrgyz Republic, Republic of Tajikistan, Mongolia)

In the ordinary course of business, members of the Group doing business in Mongolia, Republic of Tajikistan, and the Kyrgyz Republic may be subject to legal actions and complaints. Management believes that the ultimate liability, if any, arising from such actions or complaints will not have a material adverse effect on the financial condition, the results of future operations or cash flows of the associates/subsidiaries in Mongolia, Republic of Tajikistan, and the Kyrgyz Republic.

Management believes that the members of the Group are in substantial compliance with the tax laws affecting their respective operations in the Kyrgyz Republic, Republic of Tajikistan and Mongolia. However, the risk remains that relevant authorities could take differing positions with regards to interpretative issues.

Work program and social responsibility project

On June 10, 2014, the governor of the Farkhor district of Tajikistan decreed that EPA has a two year funding obligation related to a social responsibility project concerning the construction of a secondary school in this district. Additionally, in the fourth quarter of 2014, Petroleum Sugd LLC completed its work program budget. EPA, as a 57.42% owner of Petroleum Sugd has a funding obligation that amounts to USD 14.9 million relating to its portion of this work program for Petroleum Sugd in Tajikistan. The Company agreed to cover these commitments on EPA’s behalf under a loan structure.

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

	Three months ended		Six months ended
Pension expense	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Net service cost	20,519	8,212	41,038	12,318
Interest cost	3,033	10,809	6,065	16,213
Expected return on assets	(2,197)	(8,834)	(4,395)	(13,250)
Amortization of loss	10,559	11,625	21,118	17,437
Net periodic pension cost	31,913	21,812	63,827	32,717

During the six month periods ended June 30, 2015 and 2014, the Company made cash contributions of USD 128,121 and USD 115,067, respectively, to its defined benefit pension plan. The Company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2015.

14.   FAIR VALUE MEASUREMENT

14.1. Fair Value Measurements

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company holds no financial assets or liabilities carried at fair value as of June 30, 2015.

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
  Investment in Petromanas – the fair value was calculated based on quoted market prices.
  Accounts Payable – carrying amount approximated fair value.

The fair value of the Company’s financial instruments is presented in the table below (in USD):

	Jun 30, 2015		Dec 31, 2014		Fair Value Levels	Reference
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	69,816	69,816	1,369,778	1,369,778	1	Note 5
Restricted cash	100,416	100,416	208,621	208,621	1
Transactions prepayment	-	-	12,000,000	12,000,000	1
Accounts receivable	45,406	45,406	14,359	14,359	1
Investment in Petromanas	-	-	206,382	206,382	1
Accounts Payable	1,775,577	1,775,577	1,165,472	1,165,472	1

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three months ended		Six months ended
	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Company posted	Net loss	Net loss	Net loss	Net loss
Basic weighted average shares outstanding	166,112,792	172,592,292	166,112,792	172,592,292
Dilutive effect of common stock equivalents:
- stock options and non-vested stock under employee compensation plans	-	-	-	-
Diluted weighted average shares outstanding	166,112,792	172,592,292	166,112,792	172,592,292

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

	Three months ended		Six months ended
Stock equivalent	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014
Options	12,300,000	12,100,000	12,300,000	12,100,000
Total	12,300,000	12,100,000	12,300,000	12,100,000

16.   SUBSEQUENT EVENT(S)

On July 15, 2015 MNP Petroleum Corp., through its subsidiary TF Petroleum AG (“TFP”), and C.E.G. International Ltd. (“CEG”), part of a Dubai based renowned Group of Companies, signed a Debt Finance Agreement. Pursuant to the Agreement CEG will procure TFP a credit facility issued by a prime western bank to secure a loan for the Company which is confirmed to be issued by an Austrian based bank. The facility is valid for 12 months with a face value of EUR 10 million (approximately USD 11 million). Also pursuant to the Finance Agreement MNP has agreed to pledge part of its assets as collateral. Both MNP and CEG are in the final stages of completing the process with the banks.

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

The material assumptions supporting these forward-looking statements include, among other things:

  our monthly burn rate of approximately USD 349,616 (corporate USD 236,420 ventures USD 113,197) for our operating costs excluding exploration expenses;
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

As used in this quarterly report, the terms “we”, “us”, and “our” refer to MNP Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, DWM Energy AG (formerly Manas Petroleum AG), a Swiss company, Manas Management Services Ltd., a Bahamian company, and TF Petroleum AG, a Swiss company, and its partially owned subsidiaries CJSC Somon Oil Company, a Tajikistan company, Gobi Energy Partners GmbH, a Swiss company, and Gobi Energy Partners LLC, a Mongolian company, its 65% interest in Energy Partners Austria Beteiligungsgesellschaft mbH, an Austria registered company and EPA’s 57.42% equity interest in Petroleum Sugd LLC, a Tajik company, as the context may require.

The following discussion and analysis provides a narrative about our financial performance and condition that should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included in this quarterly report.

Overview of Business Operations

We are in the business of exploring for and producing oil and gas, primarily in Central and East Asia. If we discover sufficient reserves of oil and/or gas, we intend to exploit them. Although we are currently focused primarily on projects located in certain geographic regions, we remain open to attractive opportunities in other areas. Since the acquisition of 65% of the equity in EPA, we have a 37.32% working interest in ten oil fields located in the Fergana basin in Tajikistan.

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

Results of Operations (the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014)

Net income/net loss

Net loss for the six month period ended June 30, 2015 was USD 2,066,603 compared to net loss of USD 330,198 for the same period in 2014. This increase of USD 1,736,405 was primarily attributable to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the six month period ended June 30, 2015, decreased to USD 2,102,064 from USD 2,966,126 reported for the same period in 2014. This is a decrease of 29% in our total operating expenses and is mainly due to reduction in exploration costs and consulting fees.

Personnel costs

For the six month period ended June 30, 2015, personnel costs increased to USD 847,931 from USD 777,022 for the same period in 2014. This increase of 9% is attributable to higher costs related to our staff in Switzerland as well as our operations in Tajikistan.

Exploration costs

For the six month period ended June 30, 2015, we incurred exploration costs of USD 229,323 as compared to USD 662,064 for the same period in 2014. This is a decrease of 65% and is due to decreased exploration activity at our project in Tajikistan.

Consulting fees

For the six month period ended June 30, 2015, we incurred consulting fees of USD 450,669 as compared to consulting fees of USD 769,467 for the same period in 2014. This is a decrease of 41% and is primarily attributable to a reduction in consulting costs related to regulatory, legal and administration services.

Administrative costs

For the six month period ended June 30, 2015, we recorded administrative costs of USD 555,165 compared to USD 733,303 for the same period in 2014. This decrease of 24% is mainly attributable to a reduction in travel costs, computer system costs and bank charges.

Non-operating income/expense

For the six month period ended June 30, 2015, we recorded a non-operating income of USD 35,461 compared to a non-operating income of USD 2,641,017 for the same period in 2014. This is a decrease of USD 2,605,556 and is mainly attributable to a change in the value of our investment in Petromanas.

For the six month period ended June 30, 2015, we recorded a decrease in fair value of investment in associate (Petromanas) of USD 18,572 compared to an increase in fair value of investment in associate of USD 2,686,428 for the same period in 2014.

Results of Operations (the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014)

Net income/net loss

Net loss for the three month period ended June 30, 2015 was USD 989,318 compared to net loss of USD 574,520 for the same period in 2014. This increase of USD 414,798 was primarily due to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the three month period ended June 30, 2015, decreased to USD 989,284 from USD 1,619,931 reported for the same period in 2014. This is a decrease of 39% in our total operating expenses and is mainly due to reduction in exploration costs, administration costs and consulting fees.

Personnel costs

For the three month period ended June 30, 2015, personnel costs increased to USD 417,076 from USD 377,362 for the same period in 2014. This increase of 11% is attributable to higher costs related to our staff in the Switzerland as well as our operations in Tajikistan.

Exploration costs

For the three month period ended June 30, 2015, we incurred exploration costs of USD 90,323 as compared to USD 369,636 for the same period in 2014. This is a decrease of 76% and is due to decreased exploration activity at our project in Tajikistan.

Consulting fees

For the three month period ended June 30, 2015, we incurred consulting fees of USD 211,802 as compared to consulting fees of USD 438,071 for the same period in 2014. This is a decrease of 52% and is primarily attributable to a reduction in consulting costs related to regulatory, legal and administration services.

Administrative costs

For the three month period ended June 30, 2015, we recorded administrative costs of USD 260,593 compared to USD 422,742 for the same period in 2014. This decrease of 38% is mainly attributable to a reduction in travel costs, computer system costs and bank charges.

Non-operating income/expense

For the three month period ended June 30, 2015, we recorded a non-operating loss of USD 34 compared to a non-operating income of USD 1,047,761 for the same period in 2014. This is a decrease of USD 1,047,795 and is mainly attributable to the Company no longer holding an investment in Petromanas.

As all our shares of Petromanas were sold before June 30, 2015, we did not record a change in fair value of investment in associate for the 3 month period ended June 30, 2015, compared to an increase in fair value of investment in associate of USD 1,066,625 for the same period in 2014.

Liquidity and Capital Resources

Our cash balance as of June 30, 2015 was USD 69,816. Shareholders’ equity as of June 30, 2015 was USD 11,656,989. As of June 30, 2015, total current assets were USD 297,110 and total current liabilities were USD 1,951,877, resulting in net working capital of USD (1,654,767). Of our cash balance at June 30, 2015, USD 69,816 was on bank accounts of MNP Petroleum Corp. and its subsidiaries. Since our company considers foreign subsidiaries to be permanently invested, taxes will be due in the event of repatriation.

We initially owned 200,000,000 shares of Petromanas Energy. Between July 2012 and September 2013, we sold 100,000,000 of these shares to various purchasers. After the sale of a further 4,000,000 Petromanas shares on October 25, 2013, 46,000,000 Petromanas shares on November 5, 2013, 42,000,000 between February 26, 2014 and March 6, 2014 respectively and a further 8,000,000 between March 16, 2014 and April 8, 2015, we no longer hold any common shares of Petromanas.

Cash Flows (in USD)

	Six months ended
	Jun 30, 2015	Jun 30, 2014
Net Cash used in Operating Activities	(1,596,214)	(3,125,625)
Net Cash from Investing Activities	238,448	7,222,007
Net Cash used in Financing Activities	-	(100,594)
Change in Cash and Cash Equivalents during the period	(1,357,766)	3,995,788

Operating Activities

Net cash used in operating activities of USD 1,596,214 for the six month period ended June 30, 2015 changed from net cash used in operating activities of USD 3,125,625 for the same period in 2014. This decrease in net cash used in operating activities of USD 1,529,411 is mainly due to a reduction in prepaid expenses and change in fair value of investment.

Investing Activities

Net cash from investing activities of USD 238,448 for the six month period ended June 30, 2015 changed from net cash from investing activities of USD 7,222,007 for the same period in 2014. This decrease of USD 6,983,559 in cash from investing activities is mainly attributable to a reduction in proceeds from the sale of investment.

Financing Activities

During the six month period ended June 30, 2015 there were no cash flows from or used in financing activities, compared to net cash used for financing activities of USD 100,594 for the same period in 2014.

As all our shares of Petromanas were sold before June 30, 2015, we did not record a change in fair value of investment in associate for the 3 month period ended June 30, 2015, compared to an increase in fair value of investment in associate of USD 1,066,625 for the same period in 2014.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months (in USD):

Expenses	Amount in USD
Corporate	2,837,039 [1]
Kyrgyzstan	28,800 [1]
Mongolia	53,985 [2]
Tajikistan - Exploration	1,155,573 [3]
Business Development	120,000
Total	4,195,397

(1)	The information presented in the table above includes the costs related to our normal operational activities only.
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

Our monthly burn rate (excluding exploration, drilling equipment) amounts to approximately USD 349,617 (corporate USD 236,420, ventures USD 113,197). Considering our net working capital, we believe that we are able to fund our planned operations for one month.

These matters raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue to fund operations for the next twelve months and implement the work program for the Group’s projects in Central Asia as well as to finance continuing operations, the Group will require further funds. The Company is currently negotiating additional equity and debt facilities though there can be no assurance that these negotiations will complete and result in a financing. The Company’s current efforts include continuing discussions with Stichting VB Vagobel, which is in material breach of its obligations to complete a transaction initially disclosed on September 9, 2014. The Company has given to Stichting VB Vagobel formal notice that it is in material breach of contract and Vagobel has failed to cure the breach. As Stichting VB Vagobel is physically located in the Netherlands, the Company has retained Dutch counsel and is evaluating next steps.

The Company is also negotiating a potential transaction with a US-Dubai consortium. This transaction was originally announced in a press release dated April 1, 2015, and discussions are ongoing.

On July 15, 2015 MNP Petroleum Corp., through its subsidiary TF Petroleum AG (“TFP”), and C.E.G. International Ltd. (“CEG”), part of a Dubai based renowned Group of Companies, signed a Debt Finance Agreement. Pursuant to the Agreement CEG will procure TFP a credit facility issued by a prime western bank to secure a loan for the Company which is confirmed to be issued by an Austrian based bank. The facility is valid for 12 months with a face value of EUR 10 million (approximately USD 11 million). Also pursuant to the Finance Agreement MNP has agreed to pledge part of its assets as collateral. Both MNP and CEG are the final stages of completing the process with the banks. However, the proceeds from this bridge provide only temporary relief while the Company pursues a larger facility.

If the Company is not able to raise the required funds, it may consider other alternatives, including a possible farm-out of one or more of its projects in order to reduce short term financial commitments. If the Company is unable to obtain the funding that it needs or arrive at an acceptable alternative solution, the Company will not be able to continue its business. In addition, any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. If the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company’s financial condition.

EPA.at Beteiligungsgesellschaft mbH

On January 15, 2015, our subsidiary, DWM Petroleum AG acquired a 65% equity interest in EPA for the purpose of diversifying our portfolio of oil and gas assets. Total consideration paid was USD 12,000,000. The purchase price was partially funded through available cash resources as well as from the proceeds from the sale of a separate investment.

EPA, a company registered in Vienna, Austria, holds a 57.42% interest in the company Petroleum Sugd LLC, which owns 10 producing oil and gas fields in the north of Tajikistan. Through its equity investment, EPA participates indirectly in the profits from the sale of oil and gas.

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

CJS Somon Oil, Tajikistan

The Production Sharing Contract for the Western and Northwestern Licenses was ratified in May 2012. Before the ratification, the company acquired 1,310 Km of onshore and offshore 2D seismic, including regional as well as prospect related 2D seismic. The survey was very complex due to the different landscapes which had to be covered. It consisted of vibro-seismic, dynamite seismic and offshore seismic on Lake Kayrakkum.

Our interest in the Somon Oil project was fully carried by Santos International Ventures Pty Ltd pursuant to a 2007 Option Agreement but, on December 21, 2012, Santos International informed us that it had decided not to pursue its option. Santos International continued to fund Somon Oil’s operations through January, 2013. During 2013 Santos transferred all data to DWM Petroleum and Somon Oil. Reprocessing and reinterpretation resulted in a new sequence of drilling candidates. Based on its review of the data, Somon Oil continues to be confident in the project’s high exploration potential and we are actively working on establishing a new consortium. There are no liquidated damages in case of failure. On January 16, 2014, Somon Oil entered into a contract with JSC Sugdnaftugaz for the construction of the drilling location and the access road for the Kayrakkum B exploration well. The work at the Kayrakkum B well site was completed without incident in June 2014. On March 20, 2014, Somon Oil entered into a purchase agreement for the wellhead and the first two casing sections for Kayrakkum B, with Dongying Qihai Petroleum Engineering Co., Ltd, based in the PR of China. After the manufacturing, all materials will be delivered to Mahram Base for storage, close to the Kayrakkum B location. On June 24 and 26, 2015, both casing sections were delivered and unloaded at Mahram Base. The ordered wellhead sections were completed in June 2015 and arrived in July 2015 at Mahram Base. Upon the extension of the Western License in February 2015, for three years (until July 25, 2017), we continued with the second contract for casings. The third contract for the supply of the remaining casings was entered into on February 27, 2015.

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

Gobi Energy had originally focused on six sub-basins in Mongolia; after drilling in the Ger Chuluu sub basin and conducting additional studies, Gobi Energy is now focusing on two sub basins, East and West Sainshand. In order to enlarge the area to define more prospects to drill the outstanding commitments, Gobi Energy signed a moratorium with the government of Mongolia for the duration of one year ending in May 2014. During this period Gobi Energy expected the government to be awarded with relinquished areas from adjacent blocks. The government of Mongolia has not taken a decision on Gobi Energy’s application to expand its exploration acreage before the end of the moratorium. Consequently, Gobi Energy has applied for an extension of the moratorium for one additional year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our properties, or the properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes for the six month period ended June 30, 2015 from the risk factors disclosed in the 2014 Annual Report on Form 10-K.

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
Date: August 19, 2015

By
/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: August 19, 2015