Form 10-Q
period 2015-09-30
MNP Petroleum Corp
filed 2015-11-23
CIK 1074447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
[  ] Yes    [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 166,112,792 shares of common stock as of November 16, 2015.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements.

MNP PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	09.30.2015	12.31.2014
	USD	USD
ASSETS
Cash and cash equivalents	114,493	1,369,778
Restricted cash	97,998	208,621
Accounts receivable	12,943	14,359
Investment in associate (Petromanas)	-	206,382
Prepaid expenses and other current assets	36,199	184,506
Total current assets	261,633	1,983,646

Tangible fixed assets	58,486	83,254
Investment	12,000,000	-
Oil and gas properties (unproved)	1,011,616	687,645
Receivable due from related party	44,832	-
Other non-current assets	530,778	586,697
Transaction prepayment	-	12,000,000
Total non-current assets	13,645,712	13,357,596

TOTAL ASSETS	13,907,345	15,341,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	2,257,979	1,165,472
Notes payable due to directors	168,823	-
Other accrued expenses	235,626	146,825
Total current liabilities	2,662,428	1,312,297

Pension liabilities	340,349	340,349
Total non-current liabilities	340,349	340,349

TOTAL LIABILITIES	3,002,777	1,652,646

Common Stock (600,000,000 shares authorized as of September 30, 2015 and December 31, 2014, USD 0.001 par value, 172,592,292 shares issued, 166,112,792 shares outstanding)	172,592	172,592
Additional paid-in capital	78,661,415	78,622,945
Treasury stock (6,479,500 shares)	(551,018)	(551,018)
Accumulated deficit	(67,429,422)	(64,606,924)
Currency translation adjustment	51,001	51,001
TOTAL SHAREHOLDERS' EQUITY	10,904,568	13,688,596

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	13,907,345	15,341,242

MNP PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

	For the three months ended		For the nine months ended
	09.30.2015	09.30.2014	09.30.2015	09.30.2014
	USD	USD	USD	USD
OPERATING REVENUES
Revenues	-	-	-	-
Total revenues	-	-	-	-

OPERATING EXPENSES
Personnel costs	(378,082)	(403,644)	(1,226,013)	(1,180,666)
Exploration costs	23,895	(516,405)	(205,428)	(1,178,469)
Depreciation	(9,371)	(12,487)	(28,347)	(36,757)
Consulting fees	(214,498)	(363,052)	(665,167)	(1,132,519)
Administrative costs	(190,895)	(315,092)	(746,060)	(1,048,395)
Total operating expenses	(768,951)	(1,610,680)	(2,871,015)	(4,576,806)

NON-OPERATING INCOME / (EXPENSES)
Exchange differences	13,233	(144,126)	67,321	(189,384)
Change in fair value of investment in associate	-	(971,744)	(18,572)	1,714,684
Interest income	-	-	53	-
Interest expense	(177)	(197)	(285)	(350)
Total non-operating income/(loss)	13,056	(1,116,067)	48,517	1,524,950

Loss before taxes	(755,895)	(2,726,747)	(2,822,498)	(3,051,856)

Income taxes	-	(4,468)	-	(9,557)
Net loss	(755,895)	(2,731,215)	(2,822,498)	(3,061,413)

Net comprehensive loss	(755,895)	(2,731,215)	(2,822,498)	(3,061,413)

Weighted average number of outstanding shares (basic)	166,112,792	169,440,183	166,112,792	171,371,039
Weighted average number of outstanding shares (diluted)	166,112,792	169,440,183	166,112,792	171,371,039

Basic loss per share	(0.00)	(0.02)	(0.02)	(0.02)
Diluted loss per share	(0.00)	(0.02)	(0.02)	(0.02)

MNP PETROLEUM CORPORATION

CONSOLIDATED CASH FLOW STATEMENTS - UNAUDITED

	For the nine months ended
	09.30.2015	09.30.2014
	USD	USD
OPERATING ACTIVITIES
Net loss	(2,822,498)	(3,061,413)

To reconcile net loss to net cash used in operating activities
Change in fair value of investment in associate	18,572	(1,714,684)
Depreciation	28,347	36,757
Exchange differences	(67,321)	189,384
Stock-based compensation	38,470	65,614
Decrease / (increase) in receivables and prepaid expenses	149,723	(78,047)
Increase in accounts payable	834,401	371,405
(Decrease) / increase in accrued expenses	88,801	(239,390)
Cash flow used in operating activities	(1,731,505)	(4,430,374)

INVESTING ACTIVITIES
Capitalized oil and gas properties	(8,418)	(486,603)
Capitalized other non-current assets	(1,528)	-
Purchase of tangible fixed assets and software	(3,579)	(14,195)
Proceeds from sale of investment	184,094	7,570,842
Receivable due from related party	(44,832)	-
Decrease / (increase) restricted cash	110,623	(52,565)
Cash flow from investing activities	236,360	7,017,479

FINANCING ACTIVITIES
Repurchase of shares	-	(452,403)
Notes payable due to directors	168,823	-
Cash flow from/(used in) financing activities	168,823	(452,403)

Net change in cash and cash equivalents	(1,326,322)	2,134,702

Cash and cash equivalents at the beginning of the period	1,369,778	3,063,947
Currency translation effect on cash and cash equivalents	71,037	(144,019)
Cash and cash equivalents at the end of the period	114,493	5,054,630

Supplement schedule of non-cash investing and financing activities:
Offset of impairment of oil and gas properties and renegotiation of accrued expenses	-	312,000
Transfer from transaction prepayment to restricted cash due to acquisition of TF Petroleum AG	-	111,656
Completion of EPA acquisition, reclass of transaction prepayment to investment	12,000,000	-
Reclass of non-current assets to oil and gas properties due to delivery	315,553	-
Additions in non-current assets not yet paid (accounts payable)	258,106	-

MNP PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - UNAUDITED

SHAREHOLDERS' EQUITY	Number of	Share	Additional	Treasury	Deficit	Accumulated other	Total share-
	shares	capital	paid-in	stock	accumulated	comprehensive	holders' equity
	issued		capital			income

Balance January 1, 2015	172,592,292	172,592	78,622,945	(551,018)	(64,606,924)	51,001	13,688,596
Stock-based compensation	-	-	38,470	-	-	-	38,470
Net loss for the year	-	-	-	-	(2,822,498)	-	(2,822,498)
Balance September 30, 2015	172,592,292	172,592	78,661,415	(551,018)	(67,429,422)	51,001	10,904,568

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

The Company, formerly known as Express Systems Corporation, was incorporated in the State of Nevada on July 9, 1998.

On April 10, 2007, the Company completed the a share exchange transaction whereby it acquired its then sole subsidiary DWM Petroleum AG, Baar (“DWM Petroleum”) pursuant to an exchange agreement signed in November 2006 whereby 100% of the shares of DWM Petroleum were exchanged for 80,000,000 common shares of the Company. As part of the closing of this exchange transaction, the Company issued 800,000 shares as finders’ fees at the closing price of USD 3.20.

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

2. GOING CONCERN

The condensed consolidated financial statements have been prepared on the assumption that the Group will continue as a going concern. The Group has no operating income and therefore will remain dependent upon continued funding from its shareholders or other sources. The Company’s cash balance as of September 30, 2015 was USD 212,491, of which USD 97,998 has been restricted leaving a balance of USD 114,493.

These matters raise substantial doubt about the Group’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Group’s expected monthly burn rate of USD 352,364 on basic operational activities, management estimates that the Company has sufficient working capital to fund operations for less than one month.

In order to continue to fund operations for the next twelve months and implement the work program for the Group’s projects in Central Asia as well as to finance continuing operations, the Group will require further funds.

On October 29, 2015 the Company entered into an Investment Agreement with Seven and Seven IST Petro Kimya (“Seven & Seven”) providing for a staged private placement of equity and convertible debt for gross proceeds of up to EUR 250 million (approx. US$ 266 million). Both parties are working on closing the transaction.

Seven & Seven and its subsidiaries have investments and had investments in energy and oil and gas operations in Kazakhstan and the Middle East as well as other investments in various industry sectors. Seven & Seven is incorporated under the laws of Turkey and is headquartered in Istanbul.

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

3. ACCOUNTING POLICIES

The accompanying financial data as of September 30, 2015 and December 31, 2014 and for the three and nine month periods ended September 30, 2015 and 2014, has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2015 and December 31, 2014, results of operations for the three and nine month periods ended September 30, 2015 and 2014, cash flows for the nine month periods ended September 30, 2015 and 2014 and statement of shareholders’ equity for the period from January 1, 2015 to September 30, 2015, as applicable, have been made. The result of operations for the three and nine month periods ended September 30, 2015 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

5. CASH AND CASH EQUIVALENTS

	USD	USD	USD	USD	USD Total	USD Total
	(held in USD)	(held in EUR)	(held in CHF)	(held in other	Sep 30, 2015	Dec 31, 2014
				currencies)
Cash and cash equivalents	46,103	11,567	55,895	928	114,493	1,369,778

Cash and cash equivalents are available to the Group without restriction or limitation on withdrawal and/or use of these funds. The Group’s cash equivalents are placed with high credit rated financial institutions. The carrying amount of these assets approximates their fair value.

6. TANGIBLE FIXED ASSETS

2015 (in USD)	Office equipment	Vehicles	Leasehold	Total
	& furniture		improvements
Cost at Jan 1, 2015	53,770	115,773	7,269	176,812
Additions	3,579	-	-	3,579
Disposals	-	-	-	-
Cost at Sep 30, 2015	57,349	115,773	7,269	180,391
Accumulated depreciation at Jan 1, 2015	(29,655)	(62,958)	(945)	(93,558)
Depreciation	(9,891)	(17,366)	(1,090)	(28,347)
Disposals	-	-	-	-
Accumulated depreciation at Sep 30, 2015	(39,546)	(80,324)	(2,035)	(121,905)
Net book value at Jan 1, 2015	24,115	52,815	6,324	83,254
Net book value at Sep 30, 2015	17,803	35,449	5,234	58,486

Depreciation expense for the nine month periods ended September 30, 2015 and 2014 was USD 28,347 and USD 36,757 respectively. Depreciation expense for the three month periods ended September 30, 2015 and 2014 was USD 9,371 and USD 12,487, respectively.

7. INVESTMENT

On January 15, 2015, DWM Petroleum AG acquired a 65% interest in EPA.at Beteiligungsgesellschaft mbH (“EPA”) for the purpose of diversifying its portfolio of oil and gas assets. Total consideration paid was USD 12,000,000.

EPA, a company registered in Vienna, Austria, holds a 57.42% interest in the company Petroleum Sugd LLC (“PSL”), which owns 10 producing oil and gas fields in the north of Tajikistan. Through its investment, EPA participates in the revenues from the sale of oil and gas.

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

Investments at cost (in USD)	Sep 30, 2015	Dec 31, 2014
EPA	12,000,000	-
Total investments at cost	12,000,000	-

During the nine month period ended September 30, 2015, the investment balance has not been evaluated for impairment.

8. OIL AND GAS PROPERTIES

Capitalized exploration costs	Sep 30, 2015	Dec 31, 2014
Unproved, not subject to depletion	1,011,616	687,645
Proved subject to depletion	-	-
Accumulated depletion	-	-
Total capitalized exploration costs	1,011,616	687,645

On May 28, 2014, the Company wrote to the Petroleum Authority of Mongolia requesting the moratorium be extended an additional year. As at September 30, 2015, the Company has not received any response to its request.

During the year ended December 31, 2014, the Company’s capitalized balance of USD 687,645 consisted of the following: well site preparation costs of Kayrakkum B in the Republic of Tajikistan in the amount of USD 514,368 and one well design and the cost of certain drilling equipment in Mongolia in the amount USD 173,277.

Additionally, as of September 30, 2015, the Company has reclassed USD 315,553 from prepaid expenses to oil and gas properties for casings and well heads that have been received, and it capitalized USD 8,418 relating to the storage of this well site equipment in the Republic of Tajikistan.

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

During the nine month periods ended September 30, 2015 and 2014 the Company did not grant any options.

The following table shows the Company‘s outstanding and exercisable stock options as of September 30, 2015:

Outstanding Options 2015	Shares under option	Weighted-average	Weighted-average
		exercise price	remaining contractual
			term (years)
Outstanding at December 31, 2014	12,300,000	USD 0.24	5.467
Granted	-	-	-
Exercised	-	-	-
Forfeited, canceled or expired	-	-	-
Outstanding at Sep 30, 2015	12,300,000	USD 0.24	5.467
Exercisable at Sep 30, 2015	12,150,000	USD 0.24	5.426

The following table depicts the Company’s non-vested options as of September 30, 2015 and changes during the period:

Non-vested options	Shares under option	Weighted-average
		grant date fair value
Non-vested at December 31, 2014	1,043,750	USD 0.06
Non-vested granted	-	-
Vested	(893,750)	USD 0.06
Non-vested, forfeited or canceled	-	-
Non-vested at Sep 30, 2015	150,000	USD 0.06

As of September 30, 2015, the expected total of unrecognized compensation costs related to unvested stock-option grants was USD 6,818. The Company expects to recognize this amount over a weighted average period of 0.77 years.

9.2. Summary of Stock-based Compensation Expenses

A summary of stock-based compensation expense for the respective reporting periods is presented in the following table:

Stock based compensation	Three months ended		Nine months ended
expenses	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Option grants	3,475	23,319	38,470	65,613
Total	3,475	23,319	38,470	65,613
Recorded under “Personnel”	2,226	10,454	9,495	27,204
Recorded under “Consulting fees”	1,249	12,865	28,975	38,409

10. SHAREHOLDERS’ EQUITY

Share repurchase program

On May 13, 2014, MNP Petroleum Corp. announced a plan to repurchase up to 8,296,614 of its common shares, or up to five percent of the 172,592,292 common shares that were then outstanding, in a normal course issuer bid to be conducted by Jennings Capital Inc. All purchases of common shares under the bid were effected on the TSX Venture Exchange in accordance with the rules and policies of the TSX Venture Exchange and applicable securities laws. During the course of the bid the Company repurchased an aggregate of 6,479,500 shares of its common stock in the open market, which were booked as treasury shares upon repurchase. The program expired May 18, 2015. During the nine month period ended September 30, 2015, the Company did not repurchase any shares of common stock.

11. RELATED PARTY DISCLOSURE

The consolidated financial statements include the financial statements of MNP Petroleum Corporation and the entities listed in the following table:

Company	Country	Equity share	Equity share
		Sep 30, 2015	Dec 31, 2014
DWM Petroleum AG, Baar (1)	Switzerland	100%	100%
DWM Energy AG Baar (2)	Switzerland	100%	100%
Petromanas Energy Inc., Calgary (3)	Canada	-	0.6%
CJSC Somon Oil Company, Dushanbe (4)	Republic of Tajikistan	90%	90%
Manas Management Services Ltd., Nassau (5)	Bahamas	100%	100%
Manas Chile Energia Limitada, Santiago (6)	Chile	100%	100%
Gobi Energy Partners LLC, Ulaan Baator (7)	Mongolia	74%	74%
Gobi Energy Partners GmbH (8)	Switzerland	74%	74%
TF Petroleum AG (9)	Switzerland	100%	100%
EPA.at Beteiligungsgesellschaft mbH (10)	Austria	65%	-
Petroleum Sugd LLC (11)	Tajikistan	37.3%	-

(1)	Included Branch in Albania that was sold in February 2010.
(2)	Founded in 2007.
(3)	Petromanas Energy Inc. participation resulted from partial sale of Manas Adriatic GmbH; fair value method applied.
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

(11)	Founded in 2000, registered in the Republic of Tajikistan.

-      Related parties

The following table provides the total amount of transactions, which have been entered into with related parties for the specified period:

Related parties’ transactions	Three months ended		Nine months ended
	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Affiliates
Management services performed to Petromanas*	-	-		(278)
Receivable due from EPA	44,832	-	44,832	-
Board of directors
Payments to directors for office rent	6,196	6,532	19,048	19,995
Payments to related companies controlled by
directors for rendered consulting services	56,719	72,020	173,423	220,452
Notes payable due to directors	168,823	-	168,823	-
* Services invoiced or accrued are recorded net against expenses in personnel cost and administrative cost.

Notes payable due to directors comprises loans made in the third quarter of 2015. Of these loans USD 117,401 bear a 10% rate with a repayment date less than one year from the date of these financial statements. The remaining USD 51,422 bears an interest rate of 5% and is convertible, at the holder’s discretion, for common shares of the Company with a conversion price of USD 0.045 per share before the latest principal repayment date of September 29, 2016.

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

Work program and social responsibility project

On September 10, 2014, the governor of the Farkhor district of Tajikistan decreed that EPA has a two year funding obligation related to a social responsibility project concerning the construction of a secondary school in this district.

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

Pension expense	Three months ended		Nine months ended
	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Net service cost	20,519	12,318	61,557	24,636
Interest cost	3,033	16,213	9,098	32,426
Expected return on assets	(2,197)	(13,250)	(6,592)	(26,501)
Amortization of loss	10,559	17,437	31,677	34,874
Net periodic pension cost	31,913	32,717	95,740	65,435

During the nine month periods ended September 30, 2015 and 2014, the Company made cash contributions of USD 128,121 and USD 121,407, respectively, to its defined benefit pension plan. The Company does not expect to make any additional cash contributions to its defined benefit pension plans during the remainder of 2015.

14. FAIR VALUE MEASUREMENT

14.1. Fair Value Measurements

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company holds no financial assets or liabilities carried at fair value as of September 30, 2015.

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

•	Cash and cash equivalents – carrying amount approximated fair value.
•	Restricted cash – carrying amount approximated fair value.
•	Accounts receivable – carrying amount approximated fair value.
•	Investment in Petromanas – the fair value was calculated based on quoted market prices.
•	Accounts Payable – carrying amount approximated fair value.

The fair value of the Company’s financial instruments is presented in the table below (in USD):

	Sep 30, 2015		Dec 31, 2014		Fair Value	Reference
	Carrying	Fair Value	Carrying	Fair Value	Levels
	Amount		Amount
Cash and cash equivalents	114,493	114,493	1,369,778	1,369,778	1	Note 5
Restricted cash	97,998	97,998	208,621	208,621	1
Transactions prepayment	-	-	12,000,000	12,000,000	1
Accounts receivable	12,943	12,943	14,359	14,359	1
Receivable due from related party	44,832	44,832	-	-	1	Note 11
Investment in Petromanas	-	-	206,382	206,382	1
Accounts Payable	2,426,802	2,426,802	1,165,472	1,165,472	1
Notes payable due to directors	168,823	168,823	-	-	1	Note 11

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

The following table depicts how the denominator for the calculation of basic and diluted earnings per share was determined under the treasury stock method:

	Three months ended		Nine months ended
	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Company posted	Net loss	Net loss	Net loss	Net loss
Basic weighted average shares outstanding	166,112,792	169,440,183	166,112,792	171,371,039
Dilutive effect of common stock equivalents:
- stock options and non-vested stock under employee compensation plans	-	-	-	-
Diluted weighted average shares outstanding	166,112,792	169,440,183	166,112,792	171,371,039

The following table shows the total number of stock equivalents that was excluded from the computation of diluted earnings per share for the respective period because the effect would have been anti-dilutive:

Stock equivalent	Three months ended		Nine months ended
	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014
Options	12,300,000	12,400,000	12,300,000	12,400,000
Convertible loans	1,142,700	-	1,142,700	-
Total	13,442,700	12,400,000	13,442,700	12,400,000

16. SUBSEQUENT EVENT(S)

On October 29, 2015 the Company entered into an Investment Agreement with Seven and Seven IST Petro Kimya (“Seven & Seven”) providing for a staged private placement of equity and convertible debt for gross proceeds of up to EUR 250 million (approx. US$ 266 million). Both parties are working on closing the transaction.

Seven & Seven and its subsidiaries have investments and had investments in energy and oil and gas operations in Kazakhstan and the Middle East as well as other investments in various industry sectors. Seven & Seven is incorporated under the laws of Turkey and is headquartered in Istanbul.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this quarterly report. Examples of forward-looking statements made in this quarterly report include statements pertaining to, among other things:

•	management’s assessment that our company is a going concern;
•	our plans to rehabilitate a producing asset in Tajikistan;
•	our plans to form a new consortium to pursue Somon Oil’s project in Tajikistan;
•	the quantity of potential natural gas and crude oil resources;
•	potential natural gas and crude oil production levels;
•	capital expenditure programs;
•	projections of market prices and costs;
•	supply and demand for natural gas and crude oil;
•	our need for, and our ability to raise, capital; and
•	treatment under governmental regulatory regimes and tax laws.

The material assumptions supporting these forward-looking statements include, among other things:

•	our monthly burn rate of approximately USD 352,364(corporate USD 240,097 ventures USD 112,267) for our operating costs excluding exploration expenses;
•	our ability to obtain necessary financing on acceptable terms;
•	timing and amount of capital expenditures;
•	our ability to obtain necessary drilling and related equipment in a timely and cost-effective manner to carry out exploration activities;
•	our venture partners’ successful and timely performance of their obligations with respect to the exploration programs in which we are involved;
•	retention of skilled personnel;
•	the timely receipt of required regulatory approvals;
•	continuation of current tax and regulatory regimes;
•	current exchange rates and interest rates; and
•	general economic and financial market conditions.

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

As used in this quarterly report, the terms “we”, “us”, and “our” refer to MNP Petroleum Corporation, its wholly-owned subsidiaries DWM Petroleum AG, a Swiss company, DWM Energy AG (formerly Manas Petroleum AG), a Swiss company, Manas Management Services Ltd., a Bahamian company, and TF Petroleum AG, a Swiss company, and its partially owned subsidiaries CJSC Somon Oil Company, a Tajikistan company, Gobi Energy Partners GmbH, a Swiss company, and Gobi Energy Partners LLC, a Mongolian company, its 65% interest in Energy Partners Austria Beteiligungsgesellschaft mbH (“EPA”), an Austria registered company and EPA’s 57.42% equity interest in Petroleum Sugd LLC, a Tajik company, as the context may require.

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

Results of Operations (the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014)

Net income/net loss

Net loss for the nine month period ended September 30, 2015 was USD 2,822,498 compared to net loss of USD 3,061,413 for the same period in 2014. This decrease of USD 238,915 was primarily attributable to a change in fair value of our investment in Petromanas and an overall reduction in operating expenses.

Operating expenses

Operating expenses for the nine month period ended September 30, 2015, decreased to USD 2,871,015 from USD 4,576,806 reported for the same period in 2014. This is a decrease of 37% in our total operating expenses and is mainly due to reduction in exploration costs, consulting fees and general administrative costs.

Personnel costs

For the nine month period ended September 30, 2015, personnel costs increased to USD 1,226,013 from USD 1,180,666 for the same period in 2014. This increase of 4% is attributable to higher costs related to our staff in Switzerland.

Exploration costs

For the nine month period ended September 30, 2015, we incurred exploration costs of USD 205,428 as compared to USD 1,178,469 for the same period in 2014. This is a decrease of 83% and is due to decreased exploration activity at our project in Tajikistan.

Consulting fees

For the nine month period ended September 30, 2015, we incurred consulting fees of USD 665,167 as compared to consulting fees of USD 1,132,519 for the same period in 2014. This is a decrease of 41% and is primarily attributable to a reduction in consulting fees related to regulatory, legal and administration services.

Administrative costs

For the nine month period ended September 30, 2015, we recorded administrative costs of USD 746,060 compared to USD 1,048,395 for the same period in 2014. This decrease of 29% is mainly attributable to a reduction in travel costs, computer system costs and bank charges.

Non-operating income/expense

For the nine month period ended September 30, 2015, we recorded a non-operating income of USD 48,517 compared to a non-operating income of USD 1,524,950 for the same period in 2014. This is a decrease of USD 1,476,433 and is mainly attributable to a change in the value of our investment in Petromanas.

For the nine month period ended September 30, 2015, we recorded a decrease in fair value of investment in associate (Petromanas) of USD 18,572 compared to an increase in fair value of investment in associate of USD 1,714,684 for the same period in 2014.

Results of Operations (the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014)

Net income/net loss

Net loss for the three month period ended September 30, 2015 was USD 755,895 compared to net loss of USD 2,731,215 for the same period in 2014. This increase of USD 1,975,320 was primarily due to a change in fair value of our investment in Petromanas.

Operating expenses

Operating expenses for the three month period ended September 30, 2015, decreased to USD 768,951 from USD 1,610,680 reported for the same period in 2014. This is a decrease of 52% in our total operating expenses and is mainly due to reduction in exploration costs, administration costs and consulting fees.

Personnel costs

For the three month period ended September 30, 2015, personnel costs increased to USD 378,082 from USD 403,644 for the same period in 2014. This decrease of 6% is attributable to lower costs related to our staff in Switzerland as well as our operations in Tajikistan.

Exploration costs

For the three month period ended September 30, 2015, we recorded an exploration income of USD 23,895 as compared to exploration costs of USD 516,405 for the same period in 2014. This is a decrease of 105% and is due to decreased exploration activity at our project in Tajikistan and a refund for exploration equipment that was paid for and expensed in previous years.

Consulting fees

For the three month period ended September 30, 2015, we incurred consulting fees of USD 214,498 as compared to consulting fees of USD 363,052 for the same period in 2014. This is a decrease of 41% and is primarily attributable to a reduction in consulting fees related to regulatory, legal and administration services.

Administrative costs

For the three month period ended September 30, 2015, we recorded administrative costs of USD 190,895 compared to USD 315,092 for the same period in 2014. This decrease of 39% is mainly attributable to a reduction in travel costs, computer system costs and bank charges.

Non-operating income/expense

For the three month period ended September 30, 2015, we recorded a non-operating income of USD 13,056 compared to a non-operating loss of USD 1,116,067 for the same period in 2014. This is an increase of USD 1,129,123 and is mainly attributable to exchange difference and the Company no longer holding an investment in Petromanas.

As all our shares of Petromanas were sold before September 30, 2015, we did not record a change in fair value of investment in associate for the 3 month period ended September 30, 2015, compared to a decrease in fair value of investment in associate of USD 971,744 for the same period in 2014.

Liquidity and Capital Resources

Our cash balance as of September 30, 2015 was USD 114,493. Shareholders’ equity as of September 30, 2015 was USD 10,904,568. As of September 30, 2015, total current assets were USD 261,633 and total current liabilities were USD 2,662,428, resulting in negative net working capital of USD 2,400,795. Of our cash balance at September 30, 2015, USD 114,493 was on bank accounts of MNP Petroleum Corp. and its subsidiaries. Since our company considers foreign subsidiaries to be permanently invested, taxes will be due in the event of repatriation.

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

Cash Flows (in USD)

	Nine months ended
	Sep 30, 2015	Sep 30, 2014
Net Cash used in Operating Activities	(1,731,505)	(4,430,374)
Net Cash from Investing Activities	236,360	7,017,479
Net Cash from/(used in) Financing Activities	168,823	(452,403)
Change in Cash and Cash Equivalents during the period	(1,326,322)	2,134,702

Operating Activities

Net cash used in operating activities of USD 1,731,505 for the nine month period ended September 30, 2015 changed from net cash used in operating activities of USD 4,430,374 for the same period in 2014. This decrease in net cash used in operating activities of USD 2,698,869 is mainly due to an increase in accounts payable and change in fair value of investment.

Investing Activities

Net cash from investing activities of USD 236,360 for the nine month period ended September 30, 2015 changed from net cash from investing activities of USD 7,017,479 for the same period in 2014. This decrease of USD 6,781,119 in cash from investing activities is mainly attributable to a reduction in proceeds from the sale of investment.

Financing Activities

Net cash flows from financing activities of USD 168,823 for the nine month period ended September 30, 2015 changed from net cash used for financing activities of USD 452,403 for the same period in 2014. This change is due to loans made to the Company from its directors.

As all our shares of Petromanas were sold before June 30, 2015, we did not record a change in fair value of investment in associate for the 3 month period ended September 30, 2015, compared to an increase in fair value of investment in associate of USD 1,714,684 for the same period in 2014.

Cash Requirements

The following table outlines the estimated cash requirements for our operations for the next 12 months (in USD):

Expenses	Amount in USD
Corporate	2,881,159 [1]
Kyrgyzstan	28,800 [1]
Mongolia	26,329 [2]
Tajikistan - Exploration	1,172,075 [3]
Business Development	120,000
Total	4,228,363

(1)	The information presented in the table above includes the costs related to our normal operational activities only.
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

Our monthly burn rate (excluding exploration, drilling equipment) amounts to approximately USD 352,364 (corporate USD 240,097, ventures USD 112,267). Considering our net working capital, we believe that we are able to fund our planned operations for less than one month.

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

On October 29, 2015 the Company entered into an Investment Agreement with Seven and Seven IST Petro Kimya (“Seven & Seven”) providing for a staged private placement of equity and convertible debt for gross proceeds of up to EUR 250 million (approx. US$ 266 million). Both parties are working on closing the transaction.

Seven & Seven and its subsidiaries have investments and had investments in energy and oil and gas operations in Kazakhstan and the Middle East as well as other investments in various industry sectors. Seven & Seven is incorporated under the laws of Turkey and is headquartered in Istanbul.

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

The company will initially focus on the low risk shallow fields and will then gradually move to the deeper fields.

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

Our interest in the Somon Oil project was fully carried by Santos International Ventures Pty Ltd pursuant to a 2007 Option Agreement but, on December 21, 2012, Santos International informed us that it had decided not to pursue its option. Santos International continued to fund Somon Oil’s operations through January, 2013. During 2013 Santos transferred all data to DWM Petroleum and Somon Oil. Reprocessing and reinterpretation resulted in a new sequence of drilling candidates. Based on its review of the data, Somon Oil continues to be confident in the project’s high exploration potential and we are actively working on establishing a new consortium. There are no liquidated damages in case of failure. On January 16, 2014, Somon Oil entered into a contract with JSC Sugdnaftugaz for the construction of the drilling location and the access road for the Kayrakkum B exploration well. The work at the Kayrakkum B well site was completed without incident in June 2014. On March 20, 2014, Somon Oil entered into a purchase agreement for the well head and the first two casing sections for Kayrakkum B, with Dongying Qihai Petroleum Engineering Co., Ltd, based in the PR of China. After the manufacturing, all materials were delivered to Mahram Base, close to the Kayrakkum B well site location, for storage. On June 24 and 26, 2015, both casing sections were delivered and unloaded at Mahram Base. The ordered well head sections were completed in June 2015 and arrived in July 2015 at Mahram Base. Upon the extension of the Western License in February 2015, for three years (until July 25, 2017), we continued with the second contract for casings. The third contract for the supply of the remaining casings was entered into on February 27, 2015.

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

Gobi Energy had originally focused on six sub-basins in Mongolia; after drilling in the Ger Chuluu sub basin and conducting additional studies, Gobi Energy began to focus on two sub basins, East and West Sainshand. In order to enlarge the area to define more prospects to drill the outstanding commitments, Gobi Energy signed a moratorium with the government of Mongolia for the duration of one year ending May 2014. During this period Gobi Energy expected the government to award the company with relinquished areas from adjacent blocks. The government of Mongolia has not taken a decision on Gobi Energy’s application to expand its exploration acreage before the end of the moratorium. Consequently, Gobi Energy has applied for an extension of the moratorium for one additional year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our properties, or the properties of any of our subsidiaries, is subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes for the nine month period ended September 30, 2015 from the risk factors disclosed in the 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchase of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Notes payable due to directors comprises loans made in the third quarter of 2015. Of these loans USD 117,494 bear a 10% rate with a repayment date less than one year from the date of these financial statements. The remaining USD 51,331 bears an interest rate of 5% and is convertible, at the holder’s discretion, for common shares of the Company with a conversion price of USD 0.045 per share before the latest principal repayment date of September 29, 2016.

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

Item 6. Exhibits

EXHIBIT

Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2003)
3.2	Certificate of Amendment to Articles of Incorporation of Express Systems Corporation filed on April 2, 2007 (changing name to Manas Petroleum Corporation) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
3.3	Certificate of Amendment to Articles of Incorporation filed on April 22, 2013 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on May 20, 2013)
3.4	Certificate of Amendment dated effective January 20, 2014 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 14, 2014)
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to our Current Report on Form 8- K filed on November 1, 2011)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Warrant Indenture dated May 6, 2011 with Equity Financial Trust Company (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
(10)	Material Contracts
10.1	Share Exchange Agreement, dated November 23, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.2	Farm-In Agreement, dated October 4, 2006 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on April 17, 2007)
10.3	Letter Agreement – Phase 2 Work Period with Santos International Operations Pty. Ltd, dated July 28, 2008 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)
10.4	Side Letter Agreement – Phase 1 Completion and Cash Instead of Shares with Santos International Holdings Pty Ltd., dated November 24, 2008 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)
10.5	2007 Revised Omnibus Plan (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on April 15, 2009)
10.6	Production Sharing Contract for Contract Area Tsagaan Els-13 between the Petroleum Authority of Mongolia and DWM Petroleum (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.7	Production Sharing Contract for Contract Area Zuunbayan-14 between the Mineral Resources and Petroleum Authority of Mongolia and DWM Petroleum (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.8	Letter from AKBN regarding Production Sharing Contracts for Blocks A-B and D-E dated May 5, 2009 (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q/A filed on July 24, 2009)
10.9	Employment Agreement between Ari Muljana and MNP Petroleum Corporation dated April 1, 2009 (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on July 30, 2009)
10.10	Consultancy Agreement dated November 21, 2008 with Dr. Richard Schenz (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on August 13, 2009)
10.11	Share Purchase Agreement dated February 12, 2010 between Petromanas Energy Inc. (formerly WWI Resources Ltd.), DWM Petroleum AG and Petromanas Albania GmbH (formerly Manas Adriatic GmbH) (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 25, 2010)
10.12	Form of Stock Option Agreement (Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.13	Form of Stock Option Agreement (Non-Investor Relations) (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)
10.14	Agreement dated January 29, 2010 relating to the assignment of the interest in the Chilean project (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 18, 2010)

Number	Description
10.15	Agreement between Gobi Energy Partners LLC and DQE International Tamsag (Mongol) LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on September 7, 2010)
10.16	Appointment as Director dated September 16, 2010 by Dr. Werner Ladwein (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.17	Employment and Non-Competition Agreement dated October 1, 2010 with Peter-Mark Vogel (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2010)
10.18	Cooperation Agreement dated November 5, 2010 with Shunkhlai Group LLC (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 2, 2010)
10.19	Form of Lock-Up Agreement with Raymond James Ltd. and executive officers and directors (incorporated by reference to an exhibit to our Registration Statement on Form S-1/A filed on April 28, 2011)
10.20	Escrow Agreement dated May 3, 2011 with Equity Financial Trust Company and our officers and directors (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on May 9, 2011)
10.21	Share Purchase Agreement dated December 31, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 15, 2015)
10.22	Amendment 1 to Share Purchase Agreement effective December 31, 2012 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 15, 2015)
10.23	Amendment 2 to Share Purchase Agreement effective April 30, 2013 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 15, 2015)
10.24	Amendment 3 to Share Purchase Agreement effective April 30, 2013 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on January 15, 2015)
10.25	Form of Amendment to IR Consulting Agreement dated February 1, 2013 with General Research GmbH (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)
10.26	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)
10.27	Form of Stock Option Cancellation Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on February 28, 2013)
10.28	Consulting agreement dated June 18, 2013 with Undiscovered Equities Inc. (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 11, 2013)
10.29	Form of Stock Option Agreement (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on July 11, 2013)
10.30	Loan Agreement dated August 8, 2013 between DWM Petroleum AG and Tulip Fund NV (incorporated by reference to an exhibit to our Quarterly Report on Form 10-Q filed on August 19, 2013)
10.31	Supplement Agreement to Share Purchase Agreement effective September 27, 2013 (incorporated by reference to an exhibit to our Annual Report on Form 10-K filed on March 31, 2014)
10.32	Private Placement Agreement dated November 29, 2014 with Stichting VB Vagobel (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 1, 2014)
10.33	Broker Agreement dated September 26, 2014 with Sidewinder Investment AG (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on December 1, 2014)
(14)	Code of Ethics
14.1	Code of Ethics, adopted May 1, 2007 (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on November 21, 2007)
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
(99)	Additional Exhibits

Number	Description
99.1	Audit Committee Charter (incorporated by reference to an exhibit to our Registration Statement on Form S-1 filed on February 2, 2011)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MNP PETROLEUM CORPORATION

By
/s/ Dr. Werner Ladwein
Dr. Werner Ladwein
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 23, 2015

By
/s/ Peter-Mark Vogel
Peter-Mark Vogel
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: November 23, 2015